Form 10-K
period 2001-12-31
DJ ORTHOPEDICS INC; DJ ORTHOPEDICS LLC; DJ ORTHOPEDICS CAPITAL CORP
filed 2002-03-21
CIK 1157972, 1094052, 1094051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission file number 001-16757
DJ ORTHOPEDICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	3842 (Primary Standard Industrial Classification Code Number)	33-0978270 (I.R.S. Employer Identification Number)

2985 Scott Street
Vista, California 92083
(800) 336-5690
(Address, including zip code, and telephone number, including area code, of Registrants’ principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class
Common Stock, $0.01 Par Value
Name of Each Exchange on
Which Registered
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

DJ ORTHOPEDICS, INC	Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price as reported on the New York Stock Exchange at February 28, 2002, was approximately $180.3 million. The number of shares of the Registrant’s Common Stock outstanding at February 28, 2002 was 17,855,566 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJ ORTHOPEDICS, INC.

FORM 10-K

EXPLANATORY NOTE

     This Form 10-K is filed pursuant to the Securities Exchange Act of 1934, as amended, for dj Orthopedics, Inc. (“dj Orthopedics”), a Delaware corporation. dj Orthopedics, LLC (“dj Ortho”), a Delaware limited liability company, is a wholly-owned subsidiary of dj Orthopedics, and DJ Orthopedics Capital Corporation (“DJ Capital”), a Delaware corporation, is a wholly-owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to our 12 5/8% Senior Subordinated Notes (the “Notes”) due 2009 issued in 1999 in an original aggregate principal amount at maturity of $100,000,000. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-K and, accordingly, there is no separate information regarding DJ Capital to report herein. dj Orthopedics is a guarantor of the Notes and of dj Ortho’s bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho’s equity interests. dj Ortho represents substantially all of the revenues and net income of dj Orthopedics. As a result, the consolidated financial position and results of operations of dj Orthopedics are substantially the same as dj Ortho’s.

BACKGROUND AND REORGANIZATION

     dj Orthopedics, Inc. was incorporated in Delaware in August 2001. In November 2001, concurrent with its initial public offering, a reorganization occurred whereby a wholly-owned merger subsidiary of dj Orthopedics, Inc. was merged with and into DonJoy, L.L.C. (“DonJoy”). In the reorganization, the holders of the common and preferred membership units of DonJoy received shares of common stock of dj Orthopedics, Inc. on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon to but excluding the date that the reorganization was effective. Immediately following the foregoing merger, DonJoy merged with and into dj Orthopedics, Inc. As a result of the forgoing transactions, dj Orthopedics, LLC became a wholly-owned subsidiary of dj Orthopedics, Inc.

     We are the successor to a corporation established in December 1982 as DonJoy, Inc. which was acquired in 1987 by Smith & Nephew, Inc. (Smith & Nephew), a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. Effective December 29, 1998, Smith & Nephew contributed our net assets and shares of our Mexican subsidiary to DonJoy, L.L.C. and became its sole member. On June 30, 1999, DonJoy, L.L.C. consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy, L.L.C.

     In this annual report, the terms we, our, and us refer to dj Orthopedics, Inc. and its subsidiaries, or, where the context requires, either DonJoy, L.L.C. and its subsidiaries or the operations of the predecessor of DonJoy, L.L.C., which was a division of Smith & Nephew. “dj Ortho” refers to dj Orthopedics, LLC, our wholly-owned operating company subsidiary. Our principal executive offices are located at 2985 Scott Street, Vista, California 92083, and our telephone number is (800) 336-5690. Our website is located at www.djortho.com.

PART I

Item 1. Business

     This annual report on Form 10-K includes forward-looking statements, in accordance with Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this annual report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under “Risk Factors” and elsewhere in this annual report.

     All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this annual report.

Industry Data

     Information contained in this annual report concerning the orthopedic products industry, including the orthopedic sports medicine market, our general expectations concerning that industry and market, the historic growth rate of the orthopedic sports medicine market, and our market position and market share within the orthopedic sports medicine market and with respect to certain product lines in that market, both domestically and internationally, are based on estimates that we prepared using data from various sources (primarily Frost & Sullivan, an international market consulting firm, and Knowledge Enterprises, Inc., a market research consulting firm focusing on the orthopedic industry, as well as data from our internal research) and on assumptions made by us, based on that data and other similar reliable sources and our knowledge of the orthopedic products industry and its segments, which we believe to be reasonable. We believe data regarding the orthopedic products industry and the orthopedic sports medicine market and our market position and market share within that market and with respect to certain of the product lines in that market is inherently imprecise, but is generally indicative of their size and our market position and market share within that industry or its segments. Our estimates, in particular as they relate to our general expectations concerning the orthopedic products industry, involve risks and uncertainties and are subject to change based on various factors, including those discussed under the caption “Risk Factors” in this annual report.

     The information in this annual report relating to our estimated U.S. market share and market position for certain of our core rehabilitation products comes from an October 2001 Frost & Sullivan study commissioned by us and Frost & Sullivan has consented to our use of that information in this annual report on Form 10-K. This study is not otherwise available to the investing public. The data that we have relied upon regarding 2000 global sales in the orthopedic products market, the last year for which data is available, was contained in a general industry report prepared by Knowledge Enterprises, Inc. We did not commission Knowledge Enterprises, Inc. to prepare the report, and it was not required to, and did not, consent to our use of this data in this annual report.

Overview

     We are a global orthopedic sports medicine company specializing in the design, manufacture and marketing of surgical and non-surgical products and services that repair, regenerate and rehabilitate soft tissue and bone, help protect against injury, and treat osteoarthritis of the knee. Osteoarthritis is a form of damage to or degeneration of the articular surface of a joint. Our broad range of over 600 existing products, many of which are based on proprietary technologies, includes rigid knee braces, soft goods, specialty and other complementary orthopedic products and our recently introduced line of surgical products. These products provide solutions for patients and orthopedic sports medicine professionals throughout the patient’s continuum of care.

     We sell our products in over 44 countries, primarily under the DonJoy® and ProCare® brand names, each of which has achieved a high level of brand name recognition within the orthopedic sports medicine market. Our surgical products are marketed primarily under the Alaron Surgical™ brand name. Numerous professional and amateur athletes, including participants in the NFL, NBA and NCAA, and members of the U.S. Ski and Snowboard Teams of which we are a sponsor, choose to use our products. We believe that our strong relationships with orthopedic sports medicine professionals, leading market positions, strong brand names, reputation for quality, broad product lines, established distribution networks and commitment to research and development provide significant opportunities to grow revenues and earnings. For 2001 and 2000, our net revenues were $169.2 million and $143.6 million, respectively, and net income before the effect in 2001 of our income tax provision of $0.1 million, deferred tax benefit of $54.2 million and net extraordinary items of $2.8 million, was $5.2 million for both years.

     Our product lines provide a range of treatment during the orthopedic recovery process, from rigid knee braces and other specialty products which are generally prescribed for use after surgery and during and after rehabilitation to soft goods which are generally used after injury, whether or not surgery is contemplated. These products are also used to reduce the risk of new and repeat injuries. In addition, we now offer products for the repair stage of the patient’s continuum of care with our Alaron Surgical™ products. In the future, we plan to pursue the development of an additional line of products for the regeneration of bone and soft tissue, including a bone growth stimulator and a cartilage regeneration product.

     Rehabilitation

•	Rigid Knee Braces. Our rigid knee braces include ligament braces, which provide support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. These technologically advanced products are generally prescribed by orthopedic sports medicine surgeons. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office. We also offer a complete rehabilitation system that facilitates the progression of patient rehabilitation in a home or clinical setting by motivating and improving patient compliance through continuous feedback and recorded home exercise sessions. Substantially all of our rigid knee braces are marketed under the DonJoy® brand name. These products represented approximately 39% and 42% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

•	Soft Goods. Our soft goods products, most of which are constructed from fabric or neoprene materials, provide support and/or heat retention and compression of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. For the years ended December 31, 2001 and 2000, approximately 61% and 59%, respectively, of our revenues from soft goods products, excluding freight revenue, were derived from products marketed under the ProCare® brand name, with the remainder marketed primarily under the DonJoy® brand name. Soft goods represented approximately 38% and 37% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

•	Specialty and Other Complementary Orthopedic Products. Our portfolio of specialty and other complementary orthopedic products includes two post-surgery systems: a continuous cold therapy system to assist in the reduction of pain and swelling and a pain management delivery system that employs ambulatory infusion pumps for the delivery of local anesthetic to the surgical site. Also included within this product category are lower extremity walkers, which are an alternative to lower extremity casting, and upper extremity shoulder and arm braces and slings. For each of the years ended December 31, 2001 and 2000, approximately 84% of our revenues from specialty and other complementary orthopedic products, excluding freight revenue, were derived from products marketed primarily under the DonJoy® brand name, with the remainder marketed primarily under the ProCare® brand name. Specialty and other complementary products represented approximately 23% and 21% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

     Repair

•	Surgical Products. Our recently introduced Alaron Surgical™ products are used to repair soft tissue and cartilage. Products used during ACL reconstruction include surgical screws made from a next-generation composite bioabsorbable material, titanium surgical screws, hamstring graft anchors designed to reduce surgical procedure time and a suture fixation device that allows the surgeon to adjust the tension of the graft. We have also introduced a cartilage repair system used for transplanting the patient’s own healthy knee cartilage into damaged areas of the knee joint. We recently received FDA clearance to market an adjustable high tibial osteotomy plate used to surgically realign, and reduce pain in, the osteoarthritic knee.

     Regeneration

•	Bone and Cartilage Growth Stimulation. Our bone growth stimulator is undergoing the regulatory approval process. The bone growth stimulator utilizes electromagnetic field technology to aid in healing fractures and, unlike competitors’ products, is intended to be worn by patients continuously as part of a bracing or cast system. Based on the status of the regulatory review, we do not expect a final regulatory decision regarding approval of the product until at least the fourth quarter of 2002. Our cartilage regeneration product is in an early stage of development.

     We sell our DonJoy® products primarily to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers to meet the specific needs of their patients. We sell our ProCare® products under private label brand names primarily to third party distributors who generally resell our products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians. Our recently introduced Alaron Surgical™ brand of products is being marketed to orthopedic sports medicine surgeons, hospitals and surgery centers.

The Orthopedic Sports Medicine Market

     The orthopedic products industry generated estimated worldwide sales of $13.1 billion in 2000. We estimate that the segments of the orthopedic sports medicine market that we are targeting accounted for over $3 billion of these sales. The market is served by over 5,000 orthopedic surgeons in the United States who cite sports medicine as an area of concentration and practice focus. In addition, we believe that outside the United States another approximately 5,000 orthopedic surgeons are actively engaged in orthopedic sports medicine. The orthopedic sports medicine market encompasses a broad range of product segments addressing the repair, regeneration and rehabilitation of soft tissue and bone and the treatment of osteoarthritis, as described below:

     Repair. The repair segment is comprised of products and services used during a surgical procedure to repair bone or soft tissue or to reconstruct joints in the treatment of osteoarthritis. Major product categories in the repair segment include:

•	suture anchors, tissue anchors, interference screws, and other soft tissue repair devices;

•	arthroscopy equipment and surgical instruments;

•	bone pins, screws, bone graft materials and other fracture fixation devices; and

•	total joint implants.

     Regeneration. Products in this segment are used to stimulate the body to regenerate bone or cartilage. For example, bone growth stimulators apply an electromagnetic field to facilitate the healing of fractures. Similar technology may assist the body in forming new cartilage for the treatment of osteoarthritis.

     Rehabilitation. These products are used to assist the patient in the recovery from an injury or a surgical procedure and/or to protect against re-injury or damage to the surgical repair site. Rehabilitation products include:

•	knee, shoulder, ankle and wrist braces;

•	neoprene supports; and

•	physical therapy equipment.

     We estimate that the portions of the repair, regeneration and rehabilitation segments that we are targeting represent approximately 60%, 10% and 30% of the orthopedic sports medicine market, based on worldwide sales in 2000. We believe revenues in the U.S. orthopedic sports medicine market grew at a rate of 7% to 9% in 1999, 2000 and 2001 and that they will continue to grow at a similar rate for the next several years.

     The growth of the orthopedic sports medicine market is being driven by:

•	increased participation in exercise, sports and other physical activity by all age groups;

•	the aging “baby boomer” population, including adults suffering from osteoarthritis;

•	the heightened expectations for less intrusive therapies and more rapid and complete recoveries to highly active lifestyles and high quality of life expectations;

•	a growing awareness of the importance of prevention and rehabilitation of orthopedic injuries; and

•	growth in the number of orthopedic surgery fellowship programs specializing in sports medicine from 10% in 1991 to 21% in 2001.

     According to the American Association of Orthopedic Surgeons, approximately 11% of all injuries in the United States, or 6.6 million annually, are sports injuries and nearly three out of four orthopedic patients are under the age of 65.

Competitive Strengths

     We believe that our competitive strengths will enable us to grow our revenues and profitability. Our competitive strengths are:

     Broad Product Offering in the Orthopedic Sports Medicine Market with Leading U.S. Market Positions for a Number of Our Core Rehabilitation Products. We offer a broad range of over 600 products to orthopedic sports medicine surgeons and their allied health care professionals. Our existing and planned future products provide solutions to patients and orthopedic professionals in addressing the various stages of the orthopedic repair, regeneration and rehabilitation process. Over 95% of our 2001 revenues were derived from our concentrated focus on the orthopedic sports medicine market.

     Our dedication to quality has contributed to achievement of a leading market position within the United States in a number of our core rehabilitation products. The following table sets forth our leading U.S. market positions for certain of our core rehabilitation products based on 2000 U.S. non-retail sales.

	Estimated
	U.S. Market	Market
Product	Share	Position

Ligament braces	38%	1
Post-operative braces	24%	1
Fracture boots	27%	2
Pain management systems	26%	2
Osteoarthritic braces	21%	2
Soft goods	18%	2
Rigid ankle supports	9%	2

   Long Standing, Loyal Relationships with Orthopedic Sports Medicine Surgeons and Their Allied Health Care Professionals. Our company is focused exclusively on serving orthopedic sports medicine surgeons and their allied health care professionals. We have established long-standing and loyal relationships with our orthopedic sports medicine customers by expanding and enhancing our product lines, as well as through our focused sales, customer service and research and development efforts. These relationships have contributed to the revenue growth we have achieved in each of the last five years and our current leading U.S. market position in a number of our core rehabilitation products. We host numerous orthopedic sports medicine surgeons at our biomechanical laboratory and our surgical techniques laboratory, which allows us to further enhance our relationships with our primary customers. Our OfficeCare® program further allows us to continue to build our relationships with orthopedic sports medicine surgeons.

     The strength of our relationships with orthopedic sports medicine surgeons is also evident in the use of our products by 39 accredited sports medicine fellowship programs in North America. We maintain close relationships with 34 of these programs and supply all or a significant portion of the bracing and soft goods products to these programs, including four through the OfficeCare® program. These centers are important in setting standards of care in the field of sports medicine, because the fellowships they sponsor enable new orthopedic surgeons to learn the latest techniques, treatments, products and tools. On average, these centers have been our customers for at least five years.

   Established Global Marketing and Distribution Networks. In the United States, our DonJoy® and Alaron Surgical™ product lines and services are marketed by approximately 38 commissioned sales organizations (referred to in this annual report as agents) which employ approximately 225 sales representatives who are primarily dedicated to the sale of our products to the orthopedic sports medicine market. We believe these sales representatives undergo the most focused sales training program specializing in the orthopedic sports medicine market. Our sales representatives use their technical expertise to market our products to orthopedic sport medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and trainers. We sell our ProCare® products to some of the largest national third party distributors, including Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare, a subsidiary of Cardinal Health Inc., and PSS World Medical Inc., as well as to regional medical surgical dealers and medical products buying groups. We have also entered into national contracts for DonJoy® and ProCare® products to large healthcare providers and buying groups. We believe that our strong distribution networks in the United States, along with our OfficeCare® program, provide us with an established base from which to introduce new or enhanced products and expand sales of existing product lines. Our products are currently sold through wholly or partially owned foreign subsidiaries in Germany, the United Kingdom and Australia which employ 21 sales representatives and a global network of 50 independent distributors which employ more than 100 sales representatives who focus on building strong relationships with our target customers. These independent distributors include eight remaining Smith & Nephew sales organizations which distribute our products in some smaller foreign markets and in Canada in which we expect to commence direct distribution during the second quarter of 2002. Internationally, we expect to distribute our products through a network of partially or wholly-owned distributors in key countries.

   Strong Brand Name Recognition and Reputation for Quality. We believe DonJoy® is the most recognized brand name of knee braces in the orthopedic sports medicine market. In addition, our ProCare® brand name is well recognized by third party distributors of soft goods in the orthopedic sports medicine market. Our other trademarks include product names that are well known among sports medicine professionals which we believe provide us with a significant competitive advantage. Our products are known for their design, quality construction and durability. Our braces are used by a number of high profile professional and amateur athletes and NCAA athletic programs. We are also the official and exclusive supplier of braces and supports to the U.S. Ski and Snowboard Teams and we believe we are the leading supplier of knee braces to players in the NFL.

   Successful Record of New Product Innovation and Development. We have developed a reputation as an innovator of orthopedic sports medicine products. During 2001, 30% of our net revenues, excluding freight revenues, in the rigid knee segment, and a small percentage of net revenues in the soft goods product and specialty and other complementary product segments, were comprised of products introduced since 1999. Our recently introduced line of Alaron Surgical™ products reflects our continuing commitment to the orthopedic sports medicine surgeon. We own or have licensing rights to more than 60 U.S. and foreign patents, including a U.S. patent covering the “Four Points of Leverage” system, which is a unique element in the design of our ligament braces. In addition, we maintain close relationships with a number of widely recognized orthopedic sports medicine surgeons and sports medicine specialists who assist in product research and development. These professionals often become product champions, speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing us with feedback on the industry’s acceptance of the new products.

   Scalable, Efficient Infrastructure to Support Our Growth. Through implementation of an advanced enterprise resource planning system, continuing implementation of lean manufacturing techniques designed to reduce lead times and work-in-process inventory, and expansions of our facilities in Vista, California and Tijuana, Mexico, we have developed a manufacturing and operational infrastructure that is scalable to meet our expected growth. Our investments in our infrastructure have allowed us to become a high-volume, low cost producer for a number of our core rehabilitation products in which we have achieved substantial market share. This infrastructure will also allow us to continue to move portions of our manufacturing operations to our facilities in Mexico to generate additional labor cost savings and utilize the resulting additional capacity in our U.S. facility to manufacture our more technologically advanced products.

   Senior Management Team Experienced in the Core Elements of our Strategy. Our three management investors, Messrs. Cross, Talbot and McBrayer, have an average of 15 years of experience with our company and, together with the two other members of our senior management team, have an average of over 22 years of experience within the medical device industry. In particular, Mr. Cross, our Chief Executive Officer, has 20 years of experience in the design, manufacture and marketing of surgical and non-surgical orthopedic products. While at Smith & Nephew, he developed and successfully commercialized products, including a market-leading soft tissue fixation device currently sold by Smith & Nephew.

Business Strategy

     Our strategic objectives are to strengthen our leadership position in the orthopedic sports medicine market and to increase our revenues and profitability. We intend to pursue the following strategic initiatives:

•	broaden our market penetration and reach;

•	enhance and grow our core business; and

•	expand our business platform.

     The key elements of our business strategy include:

     Expanding Existing and Developing New Relationships with Orthopedic Sports Medicine Surgeons and Their Allied Health Care Professionals. Our continuum of care strategy provides a broad product offering to meet the complete product needs of orthopedic sports medicine surgeons and their allied health care professionals. We expect to increase our revenues and profitability by leveraging our relationships with our existing orthopedic sports medicine surgeon customers and by developing relationships with additional orthopedic sports medicine surgeons. We believe that our new Alaron Surgical™ products will allow us to expand our relationships with our existing orthopedic sports medicine surgeon customers and will give us a new point of entry with orthopedic sports medicine surgeons who are not currently our customers.

     Applying Our Research and Development Expertise to Introduce New Products and Product Enhancements. We intend to remain an innovator of orthopedic sports medicine products through our commitment to research and development and our close working relationships with orthopedic professionals by designing, developing and introducing products in each of the repair, regeneration and rehabilitation segments of the orthopedic sports medicine market. Using our materials, process and design expertise in bracing and supports, we will continue to enhance our current range of products to address changing customer needs, emphasizing high quality product designs that will reduce labor and material costs. In addition, we intend to add complementary products through our own research and development efforts and arrangements with third parties. For example, we have introduced two pain management systems, the IceMan® device, a cold therapy system, which we developed, and, more recently, the PainBuster® Pain Management System, a range of ambulatory infusion pumps, which we distribute under a licensing arrangement and which represented our initial entry into the surgical market. We have recently expanded our efforts in this market by introducing new surgical products all of which we distribute under licensing arrangements and have plans to introduce additional surgical products, subject to receipt of necessary FDA approval, over the next several years. In 2001, we released the DonJoy

Vista™ Rehabilitation System, a computerized, post-surgical brace designed to optimize a patient’s rehabilitation in the treatment of knee injuries, and the Alaron Surgical™ line of products that we believe offer improved graft healing over existing bioabsorbable technology.

   Capitalizing on Our Extensive U.S. Distribution Networks. We intend to capitalize on the breadth and market focus of our U.S. distribution networks and their experience in selling our DonJoy® and ProCare® products to sell our higher margin products and product enhancements, including our new Alaron Surgical™ line of products. In addition, our OfficeCare® program provides an extensive platform for the introduction of our products to the sports medicine surgeons.

   Growing International Revenues and Profits through the Selective Replacement of Our Third-Party Distributors with Direct Representation in Key Countries. We intend to increase our international revenues and profits by selectively replacing our third-party independent distributors with wholly or partially-owned distributorships or joint ventures in key countries where we believe the opportunity for growth is significant due to high per capita health care spending. We believe that more direct control of the distribution networks in these countries will allow us to accelerate the launch of new products and product enhancements, to benefit from the sale of our higher margin, value added products and to capture the distributor’s margin. Our possible acquisitions, if completed, the establishment of our Australian subsidiary and our transition to direct distribution in Germany, the United Kingdom and Austria effective January 1, 2002, represent our initial steps in pursuing this strategy. We market products in over 44 countries, primarily in Europe, Canada and Japan, under the DonJoy® and ProCare® brand names. International sales accounted for approximately 11% and 13% of our net revenues, excluding freight revenue, in 2001 and 2000, respectively. In addition to our three foreign subsidiaries, we sell and distribute our products in foreign markets through 50 independent distributors. These independent distributors include eight remaining Smith & Nephew sales organizations which distribute our products in some smaller foreign markets and in Canada where we plan to commence direct distribution through a wholly owned subsidiary in the second quarter of 2002.

   Increasing Margins by Capitalizing on the Recent Investments in Our Infrastructure and Operating Efficiencies. We intend to capitalize on the recent investments in our infrastructure and build upon improved operating efficiencies to enhance gross margins. By upgrading our computer systems to achieve more efficient business processes, we expect to achieve more efficient customer order fulfillment and reduced overhead and working capital requirements. We have recently completed the process of converting our manufacturing into product focused work teams, which we describe as lean manufacturing, which will reduce direct labor and overhead costs. We are also in the process of further vertical integration and are automating our manufacturing operations through the use of more technologically advanced fabrication and assembly equipment. In addition, we will continue to move portions of our labor intensive operations to our facilities in Mexico to generate labor cost savings, thereby allowing us to use the resulting additional capacity in our U.S. facility to manufacture our more technologically advanced products. We have converted our manufacturing scheduling to produce finished goods based on customer demand and are in the process of converting our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes will allow us to decrease the level of inventory necessary to operate the business as well as reduce the risk of excess and obsolete inventory. We will continue to rationalize the raw materials used in the production of our existing products, thereby enabling us to leverage our purchasing power. We also plan to achieve cost savings by further reducing the number of stock keeping units (SKUs) without impacting service or breadth of our product range.

   Pursuing Strategic Growth Opportunities by Acquiring or Licensing Complementary Products and Technologies. We intend to continue to acquire or license complementary products and technologies applicable to the orthopedic sports medicine market that will allow us to broaden our product lines and leverage our existing infrastructure, distribution networks, brand name recognition and expertise in research and development. We believe our acquisitions of Alaron Surgical™ and certain assets and liabilities (the “Orthotech Acquisition”) of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, demonstrate our ability to identify, evaluate and rapidly integrate acquisitions. We will seek growth opportunities through acquisitions, investments or strategic alliances that will:

•	expand our core rehabilitation business;

•	enable us to offer complementary products; and

•	further diversify into the repair and expand research and development efforts in the regeneration segments of the orthopedic sports medicine market.

Products

     We currently offer products in the repair and rehabilitation segments of the orthopedic sports medicine market and intend to offer, subject to necessary FDA approvals, products in the regeneration segment of the orthopedic sports medicine market. Our broad offering of over 600 products provides a range of solutions for patients and orthopedic professionals during various stages of the orthopedic treatment and rehabilitation. Our reportable segments are rigid knee braces and soft goods rehabilitation products. In addition, we offer a growing number of specialty and other complementary orthopedic products. Our product lines provide a range of treatment during the orthopedic recovery process, from rigid knee braces and other specialty products which are generally prescribed for use after surgery and during and after rehabilitation to soft goods which are generally used after injury, whether or not surgery is contemplated. In addition, our recently introduced Alaron Surgical™ line of products now allows us to offer products for the repair stage of the patient’s continuum of care. We also offer surgical products through our TiMax™ brand which is a product line that consists of plates and screws for maxilofacial reconstruction. TiMax™ products are sold exclusively in Australia through our 60% owned Australian subsidiary.

     We market our products primarily under the DonJoy®, ProCare® and, since August 1, 2001, Alaron Surgical™ brand names. Based on net revenues, excluding freight revenue, we marketed substantially all of our rigid knee braces, 84% of our specialty and other complementary orthopedic products and 39% of our soft goods products under the DonJoy® brand name during the year ended December 31, 2001. We believe DonJoy® is the most recognized brand name of knee braces in the orthopedic sports medicine market. Based on net revenues, excluding freight revenue, we marketed approximately 61% of our soft goods products, 16% of our specialty and other complementary orthopedic products and a nominal percentage of our rigid knee braces under the ProCare® brand name during the year ended December 31, 2001. The ProCare® brand name is well recognized by third party distributors of soft goods in the orthopedic sports medicine market. Revenues from products marketed under our Alaron Surgical™ brand name were minimal in 2001. In addition, we market competitor products through our OfficeCare® program and the TiMax™ brand in Australia which is sold exclusively through our 60% owned Australian subsidiary.

Rehabilitation

     Rigid Knee Bracing

     We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritis braces. These technologically advanced products are generally prescribed to a patient by an orthopedic sports medicine surgeon. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office. Rigid knee bracing products represented approximately 39% and 42% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

     Ligament Braces. Ligament braces provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so they can successfully complete rehabilitation and resume the activities of daily living after knee surgery or injury. They are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. Our ligament braces can also be used to support the normal functioning of the knee. Our ligament bracing product line includes premium customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity. All of our ligament braces are designed using our patented “Four Points of Leverage” system. This system exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our U.S. patent covering the “Four Points of Leverage” system expires in January 2005.

     Post-Operative Braces. Post-operative braces limit a patient’s range of motion after knee surgery and protect the repaired ligaments/joints from stress and strain which would slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic sports medicine surgeon. Our post-operative bracing product line includes a range of premium to lower-priced off-the-shelf braces and accessory products.

     Osteoarthritic Braces. Osteoarthritic braces are used to treat patients suffering from osteoarthritis. Our line of customized and off-the-shelf osteoarthritic braces is designed to shift the resultant load going through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.

     DonJoy Vista™ Rehabilitation System. The patented DonJoy Vista™ Rehabilitation System facilitates patient rehabilitation in a home or clinical setting by motivating and improving compliance of patients through continuous feedback and recorded home exercise sessions. It is the first and only system using a unique hand-held patient device to monitor home rehabilitation exercise programs and assist clinicians and patients in assessing individual rehabilitation. The DonJoy Vista™ Rehabilitation System is comprised of three main components: customized clinician software, a hand-held patient device and an instrumental telescoping post-operative brace. The customized clinician software allows surgeons or physical therapists to create individual exercise programs that are transferred to the patient device. The hand-held device guides patients through a prescribed exercise with visual cues and feedback. The instrumental telescoping device is equipped to measure the range of motion and load while reporting data to the hand-held patient device during exercises.

     The following table sets forth information on our primary products within the three rigid knee bracing product lines, all of which are sold under the DonJoy® brand name and a new product category for the DonJoy Vista™ technology:

Product	Category	Year Introduced	Function/Description

Defiance®	Ligament Instability Osteoarthritis	1992	Our flagship knee brace, custom fitted to patient measurements. Available in a broad range of colors and patterns. Designed for strenuous athletic and work activity.

Legend™	Ligament Instability	1995	Sturdy, patient ready brace available in seven sizes with a rugged rubberized coating. Designed for both athletic and work activity.

4TITUDE®	Ligament Instability	1999	Our premium patient ready knee brace available in seven sizes and two length options to suit a wider variety of patient requirements. The brace includes low profile, light weight, and high durability features.

Enhanced Playmaker®	Ligament Instability	2000	Multi-purpose non-rigid brace widely used to address mild to moderate instabilities.

SE 4-point™	Ligament Instability	2001	Lower cost, patient ready brace addressing targeted market needs while still delivering DonJoy® performance and support.

DonJoy CE™	Ligament Instability	2001	Low cost custom knee product targeted for specialty markets and managed care.

DonJoy eXtreme™	Ligament Instability	2001	Our newest functional brace in the DonJoy® line, designed by extreme users for extreme users. The DonJoy eXtreme™ brace features a medial thigh cut-away, swiveling strap tabs, extra strong 1/8 inch thick frame and sport specific accessories.

IROM™ Brace (Improved Range Of Motion)	Post-operative Motion Control and Stability	1992	Used for post-operative management of various knee procedures. Allows for immobilization and/or protected range of motion.

DonJoy ELS™ (Extension Lock Splint)	Post-operative knee support with selective immobilization	1996	Designed to accommodate aggressive rehabilitation, the ELS features a simple slide lock mechanism that can be easily manipulated by the patient.

TROM™ Brace (Total Range Of Motion)	Post-operative Motion Control and Stability	1998	Allows for both immobilization and for protected range of motion after surgery. Features a patented hinge adjustment system for ease of use and patient convenience.

IROM™, ELS™, and TROM™ Braces with Telescoping Bars	Post-operative Motion Control and Stability	2001	Adjustable length post-op braces in all hinge designs introduced to reduce customer inventory requirements and offer improved fit and performance features.

OPAL™	Osteoarthritis	1998	Comfortable, lightweight, low profile slip-on brace using DonJoy Drytex® material, yet delivering substantial support. Designed for patients with mild to moderate osteoarthritis, or those who are not sure they need a brace.

OAdjuster®	Osteoarthritis	2000	The unique OAdjuster® brace is designed to be patient ready, easy to fit and comfortable to wear. The OAdjuster® brace features a bi-axial hinge that provides ability to shift pressures and load in the knee.

Montana®	Osteoarthritis	2000	Custom cast molded brace acquired from Orthotech provides pain relief for osteoarthritis patients with large cuffs for hard-to-fit patients, a multi-vector hinge and diagonal loading straps for patient adjustment to address pain.

Adjustable OA Defiance®	Osteoarthritis	2002	Custom double upright OA brace positioned for active aging “baby boomer”. A custom correction is built into the frame with an adjustable telescoping condyle pad that allows the patient to “fine-tune” the load to the demand of the activity. The brace features multiple color schemes and varying lengths.

DonJoy Vista™ Rehabilitation System	Rehabilitation System for patient education, brace, coaching, and real time biofeedback	2001	Features a TROM post-op brace, a hand-held patient data device similar in look and feel to a personal digital device, and custom clinician computer software used to design rehabilitation protocols. Using the system for ligament reconstruction procedures, total joint replacements, and other knee procedures can help the patient, therapist and physician better monitor and measure rehabilitation progress. This system allows for daily rehabilitation sessions for patients with limited medical insurance.

Soft Goods

     Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for afflictions of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. We currently offer products ranging from simple neoprene knee sleeves to complex products that incorporate advanced materials and features such as air-inflated cushions and metal alloy hinge components. Our soft goods products include the RocketSoc®, an ankle support designed for chronic sprains, the Playmaker®, a neoprene knee brace for mild to moderate ligament instabilities, and the Air DonJoy®, a line of knee sleeves with air inflatable cushions designed to treat and ease pain from knee malalignment. Soft goods products represented approximately 38% and 37% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

		Year
Product	Category	Introduced	Function/Description

Walker	Post-trauma and post-casting applications for lower leg	1993	Low profile orthotic device designed to provide comfortable stability for acute ankle sprains, soft tissue and stress fractures to the lower leg and ankle, and stable fractures of the ankle. Low profile design allows for proper, natural stride.

ProSTEP™	Post-trauma and post-casting applications for lower leg	1996	Low cost orthotic device is a one-piece design with open heel to meet specific market needs. Provides stability for acute ankle sprains, soft tissue and stress fractures to the lower leg and ankle, and stable fractures of the ankle.

Playmaker®	Ligament instabilities	1992	Low profile neoprene brace with extended hinge bars is an intermediate-level product that can be used for mild to moderate ACL and/or PCL, MCL and LCL instabilities.

Air DonJoy®	Medial/lateral instabilities	1995	Low cost knee sleeve with air inflatable cushions designed to treat and ease the pain of patellofemoral malalignment, including lateral subluxation and dislocations. Adjustable straps allow for correction of patellar tilt, glide and rotation.

RocketSoc®	Chronic ankle instabilities	1992	Lightweight, low profile device designed to control abnormal plantar flexion and inversion without restricting range of motion. Peroneal forefoot and calcaneal heel lock straps provide unsurpassed support to the anterior talofibular, calcaneofibular and posterior talofibular ligaments.

Stabilizing Ankle Support	Chronic ankle instabilities	1997	Low profile, lace-up design with figure eight strapping locks in heel and provides compressive support to help prevent injury during athletic or daily activities.

COMFORTFORM™ Wrist	Ligament and cumulative trauma applications	1997	Provides comfortable support for the wrist to help reduce pain and inflammation from conditions such as sprains, strains, arthritis and cumulative trauma injuries such as carpal tunnel.

Air-Gel™ Ankle	Post-trauma and chronic ankle instabilities	1999	Functional ankle stirrup design provides rigid ankle support with cold therapy. Removable pre-inflated air and gel liner provides support and cold therapy as needed.

Surround® w/Air Ankle	Post-trauma and chronic ankle instabilities	2001	Rigid ankle stirrup design with pre-inflated air bladder lined with compressive foam to provide support and compression to swollen tissue. While walking, air bladder compresses the joint to reduce swelling.

Specialty and Other Complementary Orthopedic Products

     We have a portfolio of specialty and other complementary orthopedic products designed to facilitate orthopedic rehabilitation, including cold therapy systems, pain management systems, lower extremity walkers, upper extremity braces, and other related products and accessories. These products represented approximately 23% and 21% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

     Cold Therapy Systems. We manufacture, market and sell the IceMan® device, a cold therapy product, which was introduced in 1996, as well as other cold therapy products such as ice packs and wraps. The IceMan® product is a portable device used after surgery or injury to reduce swelling, minimize the need for post-operative pain medications and accelerate the rehabilitation process. The product consists of a durable quiet pump and control system, which is used to circulate cold water from a reservoir to a pad which is designed to fit the injured area, such as the ankle, knee or shoulder. The IceMan® product uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations which can reduce device effectiveness and create the potential for tissue or nerve damage.

     Pain Management Systems. We are a North American orthopedic distributor of the PainBuster® Pain Management Systems, which are used after surgical procedures. These pain management and relief systems provide a continuous infusion of local anesthetic dispensed by the physician directly into the surgical site following surgical procedures. The portable PainBuster® Pain Management Systems consist of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The PainBuster® Pain Management Systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. Our distribution rights for these products terminate at the end of 2005, unless extended.

     Lower Extremity Walkers. These products are boots which fit on a patient’s foot and provide comfort and stability for ankle and foot injuries. Because they can be removed for bathing or therapy, our walkers are used as an alternative to traditional casts. Sales of walkers represented approximately 61% and 56% of the net revenues, excluding freight revenue, of specialty and other complementary orthopedic products for the years ended December 31, 2001 and 2000, respectively.

     Upper Extremity Braces. We offer a line of shoulder and arm braces and slings, including the Quadrant® Shoulder Brace and the UltraSling®. The Quadrant® Shoulder Brace is technologically advanced and designed for immobilization after shoulder surgery and allows for controlled motion. The UltraSling® is a durable oversized sling, which offers lower-priced immobilization and support for mild shoulder sprains and strains.

Repair

Surgical Products

     On August 1, 2001 we introduced a line of surgical products for ligament and cartilage repair. These products are sold primarily through our DonJoy® salesforce, supported by the procedure specific kit program system obtained in the Alaron acquisition. Additionally, in March 2001, we introduced the TiMax™ line of surgical products for maxillofacial reconstruction. These products are sold exclusively in Australia through our 60% owned Australian subsidiary.

     Soft Tissue Repair. We have exclusive U.S. distribution rights until April 2006, unless extended, for knee ligament fixation screws manufactured from a next-generation bioabsorbable material offering improved graft healing over existing bioabsorbable technology. On August 1, 2001 we introduced two graft fixation screws under the BiLok™ name for ACL repair. We also introduced a line of titanium graft fixation screws for surgeons who prefer a metallic device, as well as a suture anchor that allows for post-fixation tensioning of the graft. These fixation devices are supported with a high quality set of surgical instruments for performing ACL repair that we purchase from a German manufacturer. Other graft fixation devices are planned for introduction in the near future.

     Cartilage Repair. On August 1, 2001, we also introduced the ProCart™ system for transplanting healthy knee cartilage to repair a cartilage defect in the knee. The ProCart™ system consists of the surgical instruments needed to perform the procedure and single use devices used in the transplantation process. We market the ProCart™ system in the United States from a German surgical products manufacturer.

Product	Category	Year Introduced	Function/Description

BiLok™	Interference Screw- Bioabsorbable	2001	Composite absorbable interference screw for ACL/PCL repair. Offered in femoral (tapered/headed) and tibial (non- tapered/parallel-sided) configurations.

EndoLok™	Interference Screw-Titanium	2001	Titanium interference screw for ACL/PCL repair. Tubular, tapered, with rounded head and thread design.

DuraFix™	Graft Anchor for ACL Reconstruction	2001	Anchoring system for fixation of hamstring grafts in ACL repair.

EndoLok TPS™	Graft Anchor for ACL Reconstruction	2001	Post screw for graft fixation in ACL repair.

Twister™ Suture Disk	Suture/Graft Anchor for ACL Reconstruction	2001	Suture disk for fixation of ACL repair. Tensioning device allows for adjustment of graft tension.

Cruciate Ligament Repair System	ACL Repair Support System	2001	Flexible instrument and accessory system for ACL repair.

ProCart™ System	Cartilage Transplantation System	2001	Instruments and single use devices for cartilage repair.

Research and Development

     Our internal research and development program is aimed at developing and enhancing products, processes and technologies in order to remain an innovator in the orthopedic sports medicine market. Our research and development expenditures were $2.2 million, $2.5 million and $2.1 million in 2001, 2000 and 1999, respectively.

     Our research and development activities are conducted in our Vista facility by a group of 10 product engineers and designers who have an average of 11 years experience in developing and designing products using advanced technologies, processes and materials. The research and development team uses computational tools and computer aided design (CAD) systems during the development process which allow a design to be directly produced on computer- based fabrication equipment, reducing both production time and costs.

     Our current research and development activities are focused on using new materials, innovative designs and state of the art manufacturing processes to develop new products and to enhance our existing products. We are also pursuing strategic initiatives to identify areas for technological innovation and to develop products that improve rehabilitation by utilizing advanced technologies. We have engineers focused on the development of products for the repair and regeneration segments. Our bone growth stimulator, OrthoPulse™, will be licensed from I.M.D., b.v. (“IMD”). This product is currently undergoing the FDA regulatory approval process. Based on the status of FDA review, we do not expect a final FDA decision on the OrthoPulse™ PMA until at least the fourth quarter of 2002 and anticipate that any revenues from this product will be minimal in 2002.

     We have developed and maintain close relationships with a number of widely recognized orthopedic sports medicine surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product champions, speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of the products and providing us with feedback on the industry’s acceptance of the new products. Some of these surgeons and specialists who participate in the design of products and/or provide consulting services have contractual relationships with us under which they receive royalty payments or consultant fees in connection with the development of particular products with which they have been involved.

     We maintain the Clinical Education Research Facility (CERF) Laboratory in the Vista facility, which is used by orthopedic sports medicine surgeons to evaluate our soft tissue repair products in a simulated surgical setting and practice surgical techniques. These surgeons often provide us with feedback which assists us in the development and enhancement of products. In addition, we utilize our biomechanical laboratory in the Vista facility to test the effectiveness of our products. U.S. based and international surgeons/researchers collaborate with the research staff to perform biomechanical testing. The tests are designed to demonstrate the functionality of new products and the effectiveness of new surgical procedures. State of the art mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and look at the performance of new product designs as well as competitive products. We host numerous orthopedic sports medicine surgeons at our biomechanical laboratory and our surgical techniques laboratory, which allows professionals to practice procedures and then to measure the effectiveness of those procedures. In addition, we provide external clinical and academic research grants to leading health care professionals and institutions. The focus of these projects is to evaluate treatments on specific patient populations, for example, patients who have completed knee surgery or who have osteoarthritis. Recent projects include measurement of ACL strain with and without brace use, patient outcome after ACL surgery with and without brace use, strength of ACL fixation devices, and cold therapy effectiveness.

     In addition to our internal research and development efforts, we have entered into a number of technology licensing arrangements with third parties that provide us innovative technologies and processes for the manufacture and development of our products. Finally, we also act as the exclusive U.S. distributor of a number of products that are manufactured by others.

Sales, Marketing And Distribution

     We distribute our products in the United States and international markets primarily through networks of agents and distributors who market and sell to orthopedic sports medicine surgeons, orthotic and prosthetic centers, third party distributors, hospitals, surgery centers, physical therapists and trainers within the orthopedic sports medicine community. Our products are used by people who have sustained an orthopedic injury. In addition, our products are used by people who have recently completed an orthopedic surgical procedure and/or suffer from osteoarthritis and to help protect against injury. In addition, a number of high profile professional and amateur athletes who participate in sports such as football, basketball and skiing, choose to use our products. We are the official and exclusive supplier of braces and supports to the U.S. Ski and Snowboard Teams. In addition, we believe we are the leading supplier of knee braces to players in the NFL. No individual agent or distributor accounted for 10% or more of our net revenues for the year ended December 31, 2001.

     In 2001, we introduced the Knee Guarantee™ program, in relation to our Defiance® knee brace. The Knee Guarantee™ program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000, towards surgery should an ACL re-injury occur while wearing the brace. As of December 31, 2001, claims under this program were minimal.

   Third party reimbursement; health care reform; managed care. While national health care reform and the advent of managed care has impacted the orthopedic sports medicine market, its impact has not been as dramatic as experienced by other sectors of the health care market, such as long term care, physician practice management and managed care (capitation) programs. In recent years, efforts to control medical costs within the United States have been directed towards scrutiny of medical device reimbursement codes, whereby devices are classified to determine the reimbursement levels including reimbursement for products packaged with related orthopedic procedures. Reimbursement codes covering certain of our products have been redefined, thereby reducing the breadth of products for which reimbursement can be sought under recognized codes. We expect that reduction in the total dollar value eligible for reimbursement will occur in the future.

     In international markets, while the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced some downward pressure on the pricing of certain of our products and other effects of health care reform similar to those we have experienced in the United States. We expect health care reform and managed care to continue to develop in primary international markets, including Europe and Japan, which will result in further downward pressure on product pricing.

     A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States which enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. Price discounting with buying groups is an integral aspect of the competitive bid process in the marketplace. The impact on our operating results is expected to be offset by increased volume commitments offered by such buying groups and the opportunity to market products not included in the request for bids. We have entered into national contracts with selected buying groups and expect to enter into additional national contracts in the future. We believe that the high level of product sales to such groups, to the extent such groups are able to command a high level of compliance by their members with the preferred supplier arrangements, and the opportunity for increased market share can offset the financial impact of the price discounting under such contracts. Revenues from group buying organizations accounted for approximately 20% and 21% of our net revenues for 2001 and 2000, respectively, with the largest organization accounting for less than 5% of our net revenues. Accordingly, although we cannot assure you, we believe that such price discounting will not have a material adverse effect on our operating results in the future. See “Risk factors— Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products” and “Business— Sales, distribution and marketing— United States.”

United States

     We market products in the United States primarily under the DonJoy®, ProCare® and, since August 1, 2001, Alaron Surgical™ brands through two distinct sales and distribution channels as well as under national contracts and through the OfficeCare® program. Sales in the United States accounted for approximately 89% and 87% of our net revenues, excluding freight revenue, for the years ended December 31, 2001 and 2000, respectively.

   DonJoy® and Alaron Surgical™. These products are marketed by approximately 38 commissioned sales agents which employ approximately 225 sales representatives who are primarily dedicated to the sale of our products to the orthopedic sports medicine market. These sales representatives market to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Because the DonJoy® and Alaron Surgical™ product lines generally require customer education on the application and use of the product, the sales representatives are technical specialists who receive extensive training both from us and the agent and use their technical expertise to help fit the patient with our product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we ship and bill the product directly to the orthopedic professional and we pay a sales commission to the agent.

     We enjoy long-standing relationships with most of our 38 agents and 225 sales representatives, many of whom have marketed DonJoy® products for over 10 years. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas during any quarter, we may terminate the agent, as we have done in the past.

     We also provide supply chain management services to orthopedic sports medicine surgeons, hospitals and surgery centers by providing procedure-specific orthopedic surgery kits to the surgeon, hospital or surgery with as little as 24 hours notice before a scheduled surgery. This service allows the surgeon, hospital or surgery center to eliminate inventory requirements and administrative costs.

   ProCare®. These products are sold in non-exclusive territories under private label brand names to third party distributors. These distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and PSS World Medical Inc.; regional medical surgical dealers; and medical products buying groups which consist of a number of dealers who make purchases through the buying group. These distributors generally resell the ProCare® products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patient. Unlike DonJoy® products, ProCare® products generally do not require significant customer education for their use.

   National Contracts. In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts for DonJoy® and ProCare® products with large health care providers and buying groups, such as AmeriNet Inc., US Government/Military hospitals, National Purchasing Alliance, Magnet, Managed Healthcare Association, HealthSouth Corp. and we are also currently selling our products to Hanger Orthopedic Group pending renegotiation of a contract with them. Under these contracts, we provide discounted pricing to the buying group and are generally designated as one of several preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase our products. We are also the premier supplier for HealthTrust Purchasing Group, Magnet, Managed Healthcare Association and Novation. We expect that in the future we will enter into additional national contracts with other health care providers and buying groups. See “Risk Factors-Healthcare reform, managed healthcare and buying groups have exerted downward pressure on the prices of our products.”

   OfficeCare®. In 1996, in response to the needs of our customers, we launched the OfficeCare® program, an inventory management and insurance billing program for our U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third party payor or from the patient where self-pay is applicable. The majority of these billings are performed by an independent third-party contractor.

     Since its inception, the OfficeCare® program has been promoted specifically to provide our orthopedic sports medicine surgeons with a broad array of soft goods and certain other specialty products for immediate patient use. The OfficeCare® program is also intended to facilitate the introduction of our products to the orthopedic sports medicine surgeons who had not previously been our customers. As of December 31, 2001, the OfficeCare® program was located at over 600 physicians’ offices throughout the United States.

     The OfficeCare® program represented approximately 13% and 10% of our net revenues, excluding freight revenue, for 2001 and 2000, respectively, with sales of soft goods and specialty and other complementary orthopedic products representing the majority of such sales. The OfficeCare® program involves our lower margin soft goods products, but is designed to also strengthen our relationship with the surgeon, and serves to provide a pull-through effect for both existing and planned sales of our higher margin products. The OfficeCare® program has historically experienced a strong growth rate, with an increase of sales, of 52% in 2001 over 2000 and 99% in 2000 over 1999. The increases in 2001 and 2000 are primarily due to our 1999 Orthotech acquisition which had an inventory management and billing program that complemented our OfficeCare® program.

International

     We market products in over 44 countries, primarily in Europe, Canada and Japan, under the DonJoy® and ProCare® brand names. Excluding freight revenue, international sales accounted for approximately 11% and 13% of our net revenues for the years ended December 31, 2001 and 2000, respectively. The following table sets forth the percentage of our international net revenues, excluding freight revenue, by country:

	Years Ended

	December 31,	December 31,
	2001	2000

Germany/Austria	36%	31%
Canada	12%	11%
Japan	10%	9%
Other countries	42%	49%

     The “Other countries” category includes sales in Italy, Belgium, the United Kingdom and Spain, with no one country accounting for 10% or more of our international net revenues, excluding freight revenue, during such periods.

     Our products are currently sold through wholly or majority owned foreign subsidiaries in Germany, the United Kingdom and Australia which employ 21 sales representatives and a global network of 50 independent distributors which employ more than 100 sales representatives who focus on building strong relationships with our target customers. These independent distributors include eight remaining Smith & Nephew sales organizations which distribute our products in some smaller foreign markets and in Canada in which we expect to commence direct distribution during the second quarter of 2002. Since our June 1999 recapitalization, we have reorganized our international distribution efforts by successfully replacing 22 Smith & Nephew sales organizations with independent distributors who focus on building strong relationships with our target customers and who are responsible for achieving specified sales targets and implementing the marketing and distribution strategies which we successfully utilize in the United States and in most major international territories. International sales made through Smith & Nephew sales organizations were 15% and 20% of our international sales, exclusive of freight revenue, in 2001 and 2000, respectively. We plan to implement a direct distribution capability in selected foreign countries where we believe the opportunity for growth is significant due to higher per capita health care spending. We believe that directly owned and operated distributors in these countries will allow us to accelerate the launch of new products and product enhancements, and to benefit from the sale of higher margin products and to capture the distributor’s margin. We have begun to implement this strategy in April 2001 through the establishment in Australia of our 60% owned subsidiary which replaced a Smith & Nephew distributor in Australia. In addition, effective January 1,

2002, we replaced our former distributors in Germany/Austria and the United Kingdom with wholly-owned subsidiaries located in Germany and the United Kingdom. During 2002, we expect to commence direct distribution of our products in Canada through a wholly-owned subsidiary, replacing the existing Smith & Nephew sales organization. We are continuing to negotiate the acquisition of Ro+Ten SRL, a manufacturer of soft goods and our current distributor in Italy, and Orthoservice AG, a Swiss company. Additionally, we have also executed a letter of intent to acquire a European manufacturer of rigid knee braces that is also one of our current European distributors. Consummation of all of these acquisitions is subject, among other conditions, to satisfactory completion of our due diligence, execution of definitive agreements, receipt of necessary financing, regulatory and other approvals and, accordingly, we cannot assure you that any of these acquisitions will be consummated. If consummated, we anticipate that these transactions would close during the second and third quarters of 2002. See “Risk Factors-Our transition to direct distribution of our products in selected foreign markets could adversely affect our revenues and income in these countries,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations-International Sales,” and “-Business Strategy.”

Manufacturing

     We manufacture substantially all of our products at two locations in the United States and Mexico. See “Item 2. Properties.” We operate a vertically integrated manufacturing and cleanroom packaging operation at the Vista, California facilities and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified. Utilizing a variety of computational tools and CAD systems during the development process, we can produce a design directly on computer-based fabrication equipment, reducing both tool production time and costs.

     We have achieved ISO 9001 certification, EN46001 certification and Certification to the European Medical Device Directive at the Vista facility and are preparing to have our Mexico facilities certified in 2002. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.

     Utilizing the latest production technologies at our Vista and Mexico facilities, we are able to reduce the labor content of many of our products. For labor intensive operations, primarily sewing, final assembly and packaging, we utilize our operation in Mexico. In 2001, we consolidated our two separate Mexican operations into one campus location. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico and utilize the resulting additional capacity in our U.S. facilities to manufacture our more technologically advanced, high value products. In the fourth quarter of 2001, we completed the migration of a majority of our sewing operations previously performed at our Vista facilities to Mexico. We continue to look at opportunities to move our more labor intensive products to our Mexico facility to generate labor cost savings and utilize the resulting additional capacity at the Vista facility to manufacture our more technologically advanced products.

     Our manufacturing operations use new and innovative technologies and materials including thermoplastics, various composites and polypropylene glass, as well as a variety of light weight metals and alloys. We also use Velcro™ and neoprene, as well as Drytex®, a wrap-knit nylon and polyester composite, in the manufacture of our products. Most of the raw materials that we use in the manufacture of our products are available from more than one source and are generally readily available on the open market.

     We outsource some of our finished products to manufacturers in China as well as other products manufactured by third parties. Products we distribute which are manufactured by third parties include the PainBuster® Pain Management Systems, manufactured by I-Flow Corporation, BiLok™, manufactured by BioComposites, Ltd., OnTrack®, manufactured by Ortho-Rx, Inc., OrthoPulse™, manufactured by I.M.D., b.v., and Air-Gel™ Ankle, manufactured by Northeast EMS. We market our surgical products in Australia exclusively under the TiMax™ brand name. In addition, we provide a variety of competitor products through our OfficeCare® program as requested by the surgeon.

Competition

     The orthopedic sports medicine market is highly competitive and fragmented. Our competitors include a few large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee brace market include smaller niche companies such as Bledsoe Brace Systems (a division of Medical Technology, Inc.), Breg, Inc., Generation II USA, Inc., Innovation Sports Incorporated and Townsend Industries Inc. In the soft goods products market, our competitors include DeRoyal Industries, Tecnol Orthopedic Products (a division of Encore Medical Corporation) and Zimmer Holdings, Inc. Our competitors in the surgical products market include Arthrex, Inc., Biomet, Inc., Johnson & Johnson, Linvatec (a division of Conmed), Smith & Nephew and Stryker, Inc. We compete with a variety of manufacturers of specialty and other complementary orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local or regional competitors.

     Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, service and price. Competitors have initiated stock and bill programs similar to our OfficeCare® program to provide value to their customers. Electro-Biology, Inc. (EBI) Medical Systems, a division of Biomet, is our primary competitor for this type of program. Competition in specialty and other complementary orthopedic products is based on a variety of factors, depending on the type of product. Competition in the surgical products segment is primarily based on product technology, quality and reputation, sales representative access to orthopedic sports medicine surgeons and relationships with research institutions.

     We believe that our extensive product lines, advanced product design, strong distribution networks, reputation with leading orthopedic sports medicine surgeons and their allied health care professionals and customer service performance provide us with a competitive advantage over our competitors. In particular, we believe that our broad product lines provide us with a competitive advantage over the smaller niche companies which generally have innovative technology in a focused product category, while our established distribution networks and relationship-based selling efforts provide us with a competitive advantage over larger manufacturers.

Intellectual Property

     Our most significant intellectual property rights are our patents and trademarks, including our DonJoy® and ProCare® brand names, and proprietary know-how.

     We own or have licensing rights to over 60 U.S. and foreign patents and have over 20 pending patent applications for our products. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements. Our most significant patent, which is registered only in the United States, involves the bracing technology and design called the “Four Points of Leverage” system. A majority of our ligament bracing products have been designed using the “Four Points of Leverage” system which exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our patent covering the “Four Points of Leverage” system expires in January 2005. Excluding freight revenue, revenues generated from products using our “Four Points of Leverage” system accounted for approximately 26% and 27% of our net revenues for the years ended December 31, 2001 and 2000, respectively. Our other significant patents include the Custom Contour Measuring Instrument, which serves as an integral part of the measurement process for patients ordering our customized ligament and osteoarthritic braces. In addition, we own patents covering a series of hinges for our post-operative braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in braces such as the Defiance®. We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products. In addition to these patents, we rely on non-patented know-how, trade secrets, and other proprietary information, which we protect through a variety of methods, including confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information.

     DonJoy®, ProCare®, Alaron Surgical™, Orthotech™, Defiance®, GoldPoint®, Monarch®, RocketSoc®, IceMan®, Air DonJoy®, Air Gel™, Quadrant®, Legend™, TROM™, OPAL™, 4TITUDE®, OAdjuster®, OfficeCare®, Playmaker®, Enhanced Playmaker™, Knee Guarantee™, DonJoy Vista™, DonJoy CE™, DonJoy ELS™, DonJoy eXtreme™, Drytex®, Never Stop Getting Better™, IROM™, ELS™, dj Ortho®, MC Walker®, Montana®, Nextep™, OPAL™, ProCart™, ProSTEP™, Rehab 3®, Ultra-4™, Ultrasling®, COMFORTFORM™, Surround®, SE 4-point™, EndoLok™, DuraFix™, EndoLok TPS™, Twister™ and Walkabout™ are certain of our registered trademarks and trademarks for which we have applications pending or common law rights. PainBuster® is a registered trademark of I-Flow Corporation. OnTrack® is a registered trademark of Ortho Rx, Inc. OrthoPulse™ is a trademark of I.M.D., b.v. Air-Gel™ Ankle is a trademark of Northeast EMS. BiLok™ is a trademark of Biocomposites, Ltd. TiMax™ is a trademark of TiMax Surgical Pty Ltd.

     In 1998, Smith & Nephew entered into an exclusive license arrangement with IZEX Technologies (“IZEX”) for the design, manufacture and distribution of the DonJoy Vista™ Rehabilitation System, a computerized post-operative brace designed to optimize a patient’s rehabilitation in the treatment of knee injuries. In connection with the recapitalization, Smith & Nephew assigned this license to us. This arrangement requires us to make specified royalty payments to IZEX based on sales of the DonJoy Vista™ Rehabilitation System in order to maintain the license exclusivity.

     In 1999, we entered into a five year distribution and purchase agreement, which was subsequently amended, with I-Flow Corporation (“I-Flow”) for the exclusive North American distribution rights for the PainBuster® Pain Management System manufactured by I-Flow for use after orthopedic surgical procedures.

     In 2001, we entered into a distribution and purchase agreement with I.M.D., b.v. (“IMD”) to distribute a bone growth stimulator, OrthoPulse™. The bone growth stimulator will represent our entrance into the regeneration market and is currently undergoing FDA regulatory approval.

     We believe that our patents, trademarks and other proprietary rights are important to the development and conduct of our business and the marketing of our products. As a result, we aggressively protect our intellectual property rights.

Employees

     As of December 31, 2001, we had approximately 1,160 employees. Our workforce is not unionized. We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

Government Regulation

Medical Device Regulation

   United States. Our products and operations are subject to extensive and rigorous regulation by the FDA. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

     Under the Federal Food, Drug, and Cosmetic Act (FFDCA), medical devices are classified into one of three classes Class I, Class II or Class III depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our currently marketed products are all Class I or Class II medical devices.

     Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines, which include compliance with the applicable portions of the FDA’s Quality System Regulation (QSR), facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials (the General Controls). Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below.

     Class II devices are subject to the General Controls described above. Most also require premarket demonstration of adherence to certain performance standards or other special controls, as specified by the FDA, and clearance by the FDA. Premarket review and clearance by the FDA for these Class II devices is accomplished through the 510(k) premarket notification process. For most Class II devices, the manufacturer must submit to the FDA a premarket notification application, demonstrating that the device is “substantially equivalent”, as defined in the statute, to either:

•	a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or

•	to another commercially available, similar device which was subsequently cleared through the 510(k) process.

     If the FDA agrees that the device is “substantially equivalent”, it will grant clearance to commercially market the device. By regulation, the FDA is required to clear a 510(k) within 90 days of submission of the application. As a practical matter, clearance often takes longer; however, our products have generally been cleared within the 90-day time period. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not “substantially equivalent”, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill much more rigorous premarketing requirements.

     A Class III product is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device. The safety and efficacy of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices almost always require formal clinical studies to demonstrate safety and efficacy. One of our proposed new products, OrthoPulse™ is a Class III device that is currently undergoing the premarket review process described below.

     Approval of a premarket approval application (PMA) from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more demanding than the 510(k) premarket notification process. A PMA application is intended to demonstrate that the device is safe and effective. The PMA application must be supported by extensive data, including data from pre-clinical studies and human clinical trials and existing research material, and must contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA application, the FDA must determine that the application is sufficiently complete to permit a substantive review. Once the FDA determines that the application is complete, it will then accept the application for review. The FDA, by statute and by regulation, has 180 days to review a filed PMA application, although the FDA can request additional information to support the application and the review of an application may occur over a significantly longer period of time, up to several years. Following its review, the FDA may either grant or deny the application. In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance, whereby the manufacturer follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional safety and effectiveness data for the device. The OrthoPulse™ PMA is currently being reviewed by the FDA. Based on the status of FDA review, we do not expect a final FDA decision on the OrthoPulse™ PMA until at least the fourth quarter of 2002.

     When FDA clearance of a Class I, Class II or Class III device requires human clinical trials, if the device presents a “significant risk” (as defined by the FDA) to human health, the device sponsor is required to file an investigational device exemption (IDE) application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission is not required. Instead, only approval from the Institutional Review Board conducting the clinical trial is required. Human clinical studies are generally required in connection with approval of Class III devices and to a much lesser extent for Class I and II devices. None of our Class I, Class II or Class III Orthopulse™ products have required human clinical trials for approval.

     In addition, our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of our products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. Our domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Our Mexican facilities, which export products to the United States, may also be inspected by the FDA. Our U.S. and Mexico facilities have recently been inspected by the FDA and found to be in compliance with the applicable QSR regulations.

     Failure to comply with the applicable U.S. medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal and civil prosecution. There are currently no adverse regulatory compliance issues or actions pending with the FDA at any of our facilities or relating to our products and none of the recent FDA audits of the Vista, California facility has resulted in any enforcement actions by the FDA.

     There are no restrictions under U.S. law on the export from the United States of any medical device that can be legally distributed in the United States. In addition, there are only limited restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States. If a Class I or Class II device does not have 510(k) clearance, but is eligible for approval under the 510(k) process, then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported. Class III devices which do not have PMA approval may be exported to any foreign country, if the product complies with the laws of that country and, with respect to the following countries, has valid marketing authorization under the laws of such country: Australia, Canada, Israel, Japan, New Zealand, Switzerland, South Africa, the European Union, a country in the European Economic Area or such other countries as may be approved by the FDA. The unapproved device must also satisfy the criteria required to be satisfied by Class I and Class II devices as well as additional criteria applicable to the devices. All of our products which are exported to foreign countries currently comply with the restrictions described in this paragraph.

     Certificates for export (certifying the status of a product under the FFDCA) are not required by the FDA for export of Class I and Class II devices. However, they are often required by the foreign country importing the product. For Class III devices, the manufacturer must notify the FDA via the export certification process.

   International. In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA, including those in Germany, our largest foreign market. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, we have not experienced difficulty in complying with these regulations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted.

     We are implementing policies and procedures intended to position us for the expected international harmonization of regulatory requirements. The ISO 9000 series of standards have been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. ISO 9001 is the highest level of ISO certification, covering both the quality system for manufacturing as well as that for product design control; ISO 9002 covers the quality system for manufacturing operations that do not include product design. Our Vista facility has received ISO 9001 certification. In 2002, we expect that our Mexican subsidiary and Alaron Surgical™ facility will undergo the ISO 9001 certification process, and that in 2003, our Mexican subsidiary will undergo the ISO 9002 certification process. See “ Manufacturing.” A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which, in certain respects, is analogous to compliance with the FDA’s QSR requirements. The European Economic Community has promulgated rules which require that medical products receive a Conformité Européenne (CE) mark. All of our products currently distributed in Europe have received the CE mark. A CE mark is an international symbol indicating that the device meets common European standards of performance and safety.

Fraud and Abuse

     We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, VA health programs and TRICARE. We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

   Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, that are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities, such as us, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or other federal or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or other federal or state health programs. Violation of the Medicare Fraud and Abuse Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties of up to $50,000 per act plus three times the remuneration offered and exclude violators from participation in Medicare or other federal or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients.

     We operate a stock and bill program, known as the OfficeCare® program, through which we make our products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare® program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us. In a Special Fraud Alert issued by the Office of Inspector General of the Department of Health and Human Services (OIG) in February 2000, the OIG indicated that it may scrutinize stock and bill programs involving excessive rental payments for possible violation of the Medicare Fraud and Abuse Statute, but notes that legitimate arrangements, including fair market value rental arrangements that meet the requirements of applicable safe harbors, will be immune from prosecution under the statute. We believe we have structured the OfficeCare® Program to comply with these laws.

   Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (known as the Stark law) prohibits, subject to certain exceptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing “designated health services” in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a “circumvention scheme”. Various state laws also contain similar provisions and penalties.

   False Claims Laws. Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of an investigation arising out of such action.

Environmental and Other Matters

     Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. We believe we are currently in compliance with such requirements and do not currently anticipate any material adverse effect on our business or financial condition as a result of our efforts to comply with these requirements.

     In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could effect our operations. Also, in the future, contamination may be found to exist at our current or former facilities or off-site locations where we have sent wastes. We could be held liable for such newly discovered contamination which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

Governmental Audits

     Our operations are subject to periodic survey by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. From time to time in the ordinary course of business, we, like other health care companies, are audited by or receive claims documentation requests from governmental entities, which may cite certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We review and assess such audits or reports and attempt to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

Other Federal and State Regulations

     There may be other federal, state and local laws, rules and regulations that affect our business. In addition, new laws, rules and regulations may be adopted to regulate new and existing products, services and industries. There can be no assurance that either the states or the federal government will not impose additional regulations upon our activities that might adversely affect our business, results of operations and financial condition.

Risk Factors

Risks Related to our Business

If we cannot successfully implement our business strategy, our business, results of operations and potential for growth will be adversely effected.

     Our ability to achieve our business objectives is subject to a variety of factors, many of which are beyond our control. For example, our business strategy contemplates that existing customers for some of our current products will buy new products from us in the future and that we can sell our products to more orthopedic sports medicine professionals than we do now. Similarly, we believe our revenues will increase with the aging of the general population and as individuals engage in increasingly active lifestyles. Our business strategy further contemplates a growth in international sales through the development of direct distribution capabilities in a number of foreign jurisdictions. If our assumptions regarding these trends prove to be incorrect, we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently foreseen, such as the introduction of new products by our competitors and new medical technologies that would make our products obsolete. Any failure to successfully implement our business strategy may adversely affect our business, results of operations and potential for growth.

We have limited experience in designing, manufacturing and marketing products for the repair and regeneration segments of the orthopedic sports medicine market and the failure of our products for these segments to achieve acceptance by orthopedic sports medicine surgeons would adversely affect our ability to enter these new markets and grow our business.

     Historically, our principal focus has been the market for orthopedic rehabilitation products. Prior to commencing sales of the first six of our Alaron Surgical™ products on August 1, 2001, we had limited experience in the market for orthopedic repair products. We have never sold any products for the regeneration segment of the orthopedic sports medicine market, although we are currently undergoing FDA review of the OrthoPulse™ bone growth stimulator for which we will have exclusive North American distribution rights. We cannot assure you that our existing Alaron Surgical™ products or, if a final FDA decision is obtained, the OrthoPulse™ bone growth stimulator or any additional repair or regeneration products that we may introduce in the future will achieve wide acceptance by orthopedic sports medicine surgeons. In addition, the repair and regeneration segments of the orthopedic sports medicine market may have different competitive characteristics from those we have experienced in the market for our rehabilitation products. If our repair and regeneration products do not receive market acceptance by orthopedic sports medicine surgeons, our ability to successfully grow our business will be materially and adversely affected. In addition, our quarterly operating results could be adversely affected if we are not able to introduce new products for these markets in a timely manner due to delays in receiving FDA approval or otherwise.

If we are not able to develop or license and market new products or product enhancements we will not remain competitive.

     Our future success and the ability to grow our revenues and earnings require the continued development or licensing of new products and the enhancement of our existing products. We may not be able to:

•	continue to develop successful new products and enhance existing products;

•	obtain required regulatory clearances and approvals for such products;

•	market such products in a commercially viable manner; or

•	gain market acceptance for such products.

     Our failure to develop or license and timely introduce and market new products and product enhancements could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenue, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic sports medicine surgeons and other professionals. In this connection, certain recently discovered design problems, which we are currently addressing, in instruments shipped from suppliers and used in our primary Alaron product have delayed the release of the Alaron product line across our full distribution network.

     Our competitors also may develop new medical procedures, technologies or products that are more effective than ours or that would render our technology or products obsolete or uncompetitive, which could have a material adverse effect on us. For example, the development and use of joint lubricants to treat osteoarthritis in the knee may prove to be an effective alternative to the use of our osteoarthritic braces. Additionally, we expect the development of surgical products to be more costly and entail greater development time than we have experienced with rehabilitation products, such as knee braces, and soft goods.

Our transition to direct distribution of our products in selected foreign countries could adversely affect our revenues and income in these countries.

     Our strategy to selectively replace our third party international distributors with wholly or partially owned distributorships may adversely affect our revenue and net income in those countries. Prior to January 1, 2002, we sold products in Germany, our largest foreign market, the United Kingdom and Austria, which together aggregated $7.2 million of revenue in 2001, or 40% of our 2001 international sales and 4% of total sales, excluding freight revenue, through an independent third party distributor. We did not renew the distributor arrangement at the end of its then current term on December 31, 2001, and, accordingly, commencing January 1, 2002, we began to directly distribute our products in these countries through wholly owned subsidiaries. During the fourth quarter of 2001, we did not record any sales to this distributor and, in addition, we were required to reverse an additional $0.9 million of prior sales to this distributor for inventory returned by the distributor upon termination of the contract in excess of our estimated return allowance. The terminated distributor also remains in those markets as an experienced competitor and we believe has taken actions designed to limit or undercut our ability to sell our products or otherwise restrict our ability to successfully operate in those countries. Such actions could include discounting sales of our products in those countries prior to December 31, 2001 and replacement products since January 1, 2002, the effect of which could make it harder for us to sell our products in those countries beginning January 1, 2002 for a period of time. Accordingly, our transition to direct distribution in Germany, the United Kingdom and Austria had a material adverse effect on our revenues and earnings in those countries during the fourth quarter of 2001 and is expected to continue to have an adverse effect on our revenues and earnings at least through the first six months of 2002. Similarly, sales to our Italian distributor have been adversely affected while we are negotiating the possible acquisition of that distributor. To the extent that we decide to replace our independent distributors in other countries, we may experience similar disruptions to our business in those countries. Moreover, we have no experience in managing a large international operation and the creation of direct distribution capabilities in Germany, the United Kingdom and Austria and other selected foreign countries will require changes in our organization and the implementation of additional financial and operational controls.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our products and our failure to maintain these relationships would adversely effect our business and operating results.

     The sales of our rigid knee braces and our recently introduced line of surgical products depend to a significant extent on the prescription and/or recommendation of such products by orthopedic sports medicine surgeons and other sports medicine professionals. Sales of our rigid knee braces represented approximately 39% of our net revenues and approximately 49% of our gross profit in 2001 excluding freight revenue and other cost of goods sold not allocable to segments. We have developed and maintain close relationships with a number of widely recognized orthopedic sports medicine surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product champions, speaking about our products at medical seminars, assisting in the training of other professionals in the use and/or fitting of our products and providing us with feedback on the industry’s acceptance of our new products. The failure of our existing rigid knee braces and surgical products to retain the support of those surgeons and specialists, or the failure of our new rigid knee braces, new bone growth stimulator product, OrthoPulse™, and new surgical products to secure and retain similar support from leading surgeons and specialists, could have a material adverse effect on our business, financial condition and results of operations.

     Our marketing success in the United States also depends largely upon marketing arrangements with independent agents and distributors. Our success depends upon our agents’ and distributors’ sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors could have a material adverse effect on our business, financial condition and results of operations.

If the technology license and distribution agreements relating to some of our key products, including our new surgical products, were terminated, we would not be able to sell those products, which would adversely affect our business, results of operations and prospects for future growth.

     We have distribution rights to certain of our products that are manufactured by others and hold licenses from third parties to utilize selected patents, patents pending and technology utilized in the design of some of our existing products and products under development, including the IceMan® device, the DonJoy Vista™ Rehabilitation System, the PainBuster® Pain Management Systems and our new ACL surgical screws. The revenues from these distribution agreements and licenses represented less than 7% of our net revenues for each of the years ended December 31, 2001 and 2000, respectively. We also license OrthoPulse™, which is currently undergoing the FDA PMA review process. Based on the status of FDA review, we do not expect a final FDA decision on the OrthoPulse™ PMA until at least the fourth quarter of 2002 and anticipate that any revenues from this product will be minimal in 2002. If any of the distribution agreements were terminated or if we lost any of these licenses, we would not be able to manufacture and/or sell the related products, which could have an adverse effect on our future business, financial condition and results of operations. In particular, the loss of the licenses relating to our new ACL surgical screws would significantly limit our ability to grow our Alaron Surgical™ division. Similarly, the loss of our license for OrthoPulse™ would significantly impair our ability to enter the regeneration market and to grow our revenues in this area in the future.

We intend to pursue, but may not be able to identify, finance or successfully complete strategic growth opportunities.

     One element of our growth strategy is to pursue acquisitions, such as our Orthotech and Alaron acquisitions in 2000 and 2001, respectively, as well as investments and strategic alliances that either expand or complement our business. We may not be able to identify acceptable opportunities, complete any additional acquisitions, investments or strategic alliances, or license products or technologies on favorable terms or in a timely manner. Acquisitions and, to a lesser extent, investments and strategic alliances involve a number of risks, several of which impacted our business in connection with our Orthotech acquisition, including:

•	the diversion of our management’s attention from our existing business while evaluating acquisitions, and thereafter while assimilating the operations and personnel of the new business;

•	adverse short-term effects on our operating results;

•	the inability to successfully and rapidly integrate the new businesses, personnel and products with our existing business, including financial reporting, management and information technology systems;

•	higher than anticipated costs of integration;

•	unforeseen operating difficulties and expenditures;

•	the need to manage a significantly larger business;

•	the lack of prior experience in new markets or countries we may enter;

•	loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

•	the use of a substantial amount of our available cash to consummate the acquisition.

     In addition, as was required in connection with the Orthotech acquisition, we may require additional debt or equity financing for future acquisitions, investments or strategic alliances. Such financing may not be available on favorable terms, if at all. We may not be able to successfully integrate or operate profitably any new business we acquire and we cannot assure you that any other investments we make, or strategic alliances we enter into, will be successful.

     Finally, in the event we decide to discontinue pursuit of a potential acquisition, we would be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.

Our international sales may be adversely affected by foreign currency exchange fluctuations and other risks.

     Excluding freight revenue, sales in foreign markets, primarily Europe, Canada and Japan, represented approximately 11% and 13% of our net revenues for the years ended December 31, 2001 and 2000, respectively, with Germany and Austria together representing approximately 36% and 31% of international net revenues in 2001 and 2000, respectively. Since our international sales have historically been denominated in U.S. dollars, our operating results have not been directly impacted by foreign currency exchange fluctuations. However, the volume and product mix of our international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency affect the cost of our products to our foreign customers and thus may impact the overall level of customer purchases or result in the customer purchasing less expensive, lower margin products. In March 2001, we began selling products through our Australian subsidiary in Australian dollars and, commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively. As we begin to further directly distribute our products in other selected foreign countries such as Canada, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results.

     We are also subject to other risks inherent in international operations, including foreign regulatory requirements relating to healthcare reimbursement, exposure to different legal requirements and standards governing the introduction or distribution of medical devices, potential difficulties in protecting our intellectual property in foreign jurisdictions where intellectual property protection laws may not be as developed as in the United States, import and export restrictions, increased costs of transportation or shipping, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable, longer collection periods and potentially adverse tax consequences. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these risks. These factors may have a material adverse effect on our international operations or on our business, financial condition and results of operations.

We operate in a very competitive business environment.

     The orthopedic sports medicine market is highly competitive and fragmented. Our competitors include a few large, diversified general orthopedic products companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Accordingly, we may be at a competitive disadvantage with respect to these competitors. Our primary competitors in the rigid knee brace product line include Bledsoe Brace Systems (a division of Medical Technology, Inc.), Breg, Inc., Generation II USA, Inc., Innovation Sports Incorporated and Townsend Industries Inc. Our competitors in the soft goods products segment include DeRoyal Industries, Tecnol Orthopedics (a division of Encore Medical Corporation) and Zimmer Holdings, Inc. Our competitors in the surgical products market include Arthrex, Inc., Biomet, Inc., Johnson & Johnson, Linvatec (a division of Conmed), Smith & Nephew and Stryker, Inc. We compete with a variety of manufacturers of specialty and other complementary orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local competitors such as Bauerfeind in Germany and FGP in Italy. As competition in any of these markets becomes stronger, we may not realize profit margins at the same rate as today.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

     Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control. These factors include:

•	demand for our products, which historically has been higher in the first and fourth quarters when scholastic sports and ski injuries are more frequent;

•	our ability to meet the demand for our products;

•	our transition to direct distribution of our products in foreign countries such as Germany and the United Kingdom;

•	the number, timing and significance of new products and product introductions and enhancements by us and our competitors, including delays in obtaining government review and clearance of medical devices;

•	our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•	changes in pricing policies by us and our competitors and reimbursement rates by third party payors, including government health care agencies;

•	changes in the treatment practices of orthopedic sports medicine surgeons and their allied health care professionals; and

•	the timing of significant orders and shipments.

     Accordingly, we believe that our quarterly sales and operating results may vary significantly in the future and that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance. We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period. Furthermore, any shortfalls in sales or earnings from levels expected by securities or industry analysts could have an immediate and significant adverse effect on the trading price of our common stock in any given period.

We rely on a supplier in China for a portion of our finished soft goods products, which makes us susceptible to supply shortages of these products.

     Some of our important suppliers are in China and other parts of Asia. We obtain approximately 10% of our total purchased materials from a supplier in China providing us predominately finished soft goods products. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our supplier in China or any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

Our results of operations and financial condition could be adversely affected if a product liability claim is brought against us and we do not have adequate insurance.

     The manufacturing and marketing of our products entails risks of product liability and from time to time we have been subject to product liability claims. In the future, we may be subject to additional product liability claims, which may have a negative impact on our business. Our existing product liability insurance coverage may be inadequate to protect us from any liabilities we might incur. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage, our business could suffer. In addition, as a result of a product liability claim, we may have to recall some of our products, which could result in significant costs to us. In addition, our entry into the surgical products market may increase our exposure to product liability claims in the future.

Our lack of manufacturing operations outside the United States may cause our products to be less competitive in international markets.

     We currently have no manufacturing operations in any foreign country other than Mexico. The cost of transporting our products to foreign countries is currently borne by our customers, with the exception of Australia, who are also often required to pay foreign import duties on our products. As a result, the cost of our products to customers who use or distribute them outside the United States is often greater than products manufactured in that country. In addition, foreign manufacturers of competitive products often receive various local tax concessions which lower their overall manufacturing costs. In order to compete successfully in international markets, we may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase our exposure to the risks of doing business in international countries. We may not be able to successfully operate off-shore manufacturing operations, which could have a material adverse effect on our international operations or on our business, financial condition and results of operations.

We may be adversely affected if we lose any member of our senior management.

     We are dependent on the continued services of our senior management team, including Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance and Chief Financial Officer, Michael R. McBrayer, our Senior Vice President, Professional Relations and Business Development, and Paul K. Nichols, our Senior Vice President, Global Sales and Marketing. These executives have substantial experience and expertise in our business and have made significant contributions to our growth and success. Mr. Cross, Mr. Talbot and Mr. McBrayer are the key management personnel who led our 1999 recapitalization and transition from ownership by Smith & Nephew to a stand-alone company. Mr. Nichols, who became the principal executive of our new surgical products division when we acquired Alaron Technologies, has significant experience in the orthopedic surgical industry. The loss of one or more of these key personnel could have a material adverse effect on us.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

     We have relied to date solely on our manufacturing facilities in Vista, California and Tijuana, Mexico. These facilities and the manufacturing equipment we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility. Although we believe we possess adequate insurance for damage to our property and the disruption of our business from casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks Related to Government Regulation

Our failure to receive regulatory clearance or approval for our products or operations in the United States or abroad would adversely affect our revenues and potential for future growth.

     Our products and operations are subject to extensive regulation in the United States by the Food and Drug Administration. The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In particular, in order for us to market selected products for clinical use in the United States, we generally must first obtain clearance from the FDA, pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (FFDCA). Clearance under Section 510(k) requires demonstration that a new device is substantially equivalent to another legally marketed device. In addition, if we develop products in the future that are not considered to be substantially equivalent to a legally marketed device, we will be required to obtain FDA approval by submitting a premarket approval application (PMA). All of our currently manufactured products hold the relevant exemption or premarket clearance under the FFDCA. However, the PMA submission for OrthoPulse™, a bone growth stimulation product under development, is currently under review by the FDA. Failure to obtain FDA clearance or approvals of new products we develop in the future, any limitations imposed by the FDA on new product development or use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

     In addition to clearance or approval requirements, our medical device products are subject to other rigorous FDA regulatory requirements, including the Quality System Regulation (QSR) recordkeeping regulations, labeling requirements and adverse event reporting regulations. Failure to comply with applicable FDA medical device regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future premarket clearances or approvals, withdrawals or suspensions of current product applications, and criminal prosecution. Any of these actions, in combination or alone, could have a material adverse effect on our business, financial condition, and results of operations.

     In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA, including those in Germany, our largest foreign market. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications could also have a material adverse effect on our business, financial condition, and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Changes in reimbursement policies for our products by third party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

     The ability of orthopedic sports medicine surgeons and their allied health care professionals (or persons to whom they sell our products) to receive reimbursement for the cost of our products from private third party payors and, to a lesser extent, Medicare, Medicaid and other governmental programs, is important to our business.

     Congress and certain state legislatures periodically consider reforms in the health care industry that may modify reimbursement practices, including controls on health care spending through limitations on the growth of Medicare and Medicaid spending. In addition to extensive existing government healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare products and services, including some proposals that would significantly limit reimbursement under Medicare and Medicaid. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business.

     Private health insurance plans generally establish their coverage and reimbursement policies after Medicare policies are enacted. If enacted, Congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products introduced by us and our competitors.

     Failure by users of our products to obtain sufficient reimbursement from third party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that third party reimbursement for our products will continue to be available or at what rate such products will be reimbursed.

     Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for reimbursement through government sponsored health care payment systems and third party payors, particularly in Europe and Japan, our principal international markets. Reimbursement practices vary significantly by country, with certain countries, most notably France, requiring products to undergo a lengthy regulatory review in order to be eligible for reimbursement. In addition, health care cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold and these efforts are expected to continue. For example, in Germany, our largest foreign market, reimbursement by government sponsored health care payment systems for some categories of our products was decreased in 1997. Under the current formula, the German government reimburses 80% of the cost of the affected products and patients bear the remaining 20% of the cost. In Italy, our rigid knee bracing products and cold therapy systems, among others, are no longer eligible for reimbursement. In the United Kingdom, while reimbursement for our products through the National Health Service (NHS), is currently available, the cost of our products is not reimbursed by private health insurance plans and orthopedic professionals are being pressured by the NHS to reduce or eliminate the number of rigid knee braces prescribed for orthopedic patients. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products, which could have a material adverse effect on our results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

     Within the United States, health care reform and managed care are changing the dynamics of the health care industry in response to the need to control rising health care costs. As a result of health care reform, the U.S. health care industry has seen a rapid expansion of managed care at the expense of traditional private insurance. The development of managed care programs in which the providers contract to provide comprehensive health care to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to lead, health care providers to lower costs. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so-called demand matching, where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results. For example, in our rigid knee bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care.

     A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States. Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts. The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups. In response to the organization of new buying groups, we have entered into national contracts with selected groups and believe that the high levels of product sales to such groups and the opportunity for increased market share have the potential to offset the financial impact of discounting. We believe that our ability to maintain our existing arrangements will be important to our future success and the growth of our revenues. In addition, we may not be able to obtain new preferred supplier commitments for major buying groups, in which case we could lose significant potential sales, to the extent these groups are able to command a high level of compliance by their members. On the other hand, if we receive preferred supplier commitments from particular groups which do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share, which could have a material adverse effect on our business, financial condition and results of operations.

     In international markets, where the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of health care reform similar to that which we have experienced in the United States. We expect health care reform and managed care to continue to develop in our primary international markets, including Europe and Japan, which we expect will result in further downward pressure in product pricing. The timing and the effects on us of health care reform and the development of managed care in international markets cannot currently be predicted.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business and results of operations.

     Congress and state legislatures have from time to time, in response to pressure from certain orthopedic professionals, considered proposals which limit the types of orthopedic professionals who can fit and/or sell our products or who can seek reimbursement for our products. Currently, Arkansas, Florida, Texas, New Jersey, Illinois, Ohio, Mississippi, Oklahoma and Washington have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Some of these laws, such as Oklahoma’s and Florida’s, have exemptions, which appear to exempt manufacturers’ representatives. Others apply to the activities of these representatives. Other states may be considering such legislation. Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to licensed individuals. We may not be successful in opposing their adoption, and, therefore, such laws could have a material adverse effect on our business, financial condition and results of operations.

We may need to change our business practices to comply with health care fraud and abuse regulations.

     We are subject to various federal and state laws pertaining to health care fraud and abuse, including antikickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

     We could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or be excluded from the Medicare program, Medicaid programs or other federal and state health care programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations.

Denied claims from government agencies could reduce our revenue or profits.

     Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment reviews and other audits of claims, and are under increasing pressure to scrutinize more closely health care claims. We cannot assure you that such reviews and/or similar audits of our claims will not result in material recoupments or denials, which could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Our Debt Level

Our significant debt level may limit our ability to operate our business, obtain additional financing and pursue other business opportunities.

     As of December 31, 2001, our long-term debt was $110.9 million, while our total capitalization was $115.2 million. We may incur additional indebtedness from time to time to finance acquisitions, as we did in connection with our 2000 Orthotech acquisition, investments or strategic alliances or capital expenditures or for other purposes subject to the restrictions contained in our credit agreement and the indenture governing our senior subordinated notes.

     Our high degree of leverage could have negative consequences for us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired, or financing may not be available to us on favorable terms;

•	we will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	a substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

•	our debt level reduces our flexibility in responding to changing business and economic conditions;

•	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	there would be a material adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Our debt agreements contain operating and financial restrictions which may restrict our business and financing activities.

     The operating and financial restrictions and covenants in our credit agreement, the indenture governing our senior subordinated notes and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in other business activities. Currently, our existing debt agreements restrict our ability to:

•	incur additional indebtedness;

•	issue redeemable equity interests and preferred equity interests;

•	pay dividends or make distributions, repurchase equity interests or make other restricted payments;

•	make capital expenditures;

•	create liens;

•	enter into transactions with our affiliates;

•	make investments;

•	sell assets; or

•	enter into mergers or consolidations.

     With respect to mergers or acquisitions, our credit agreement and the indenture governing our senior subordinated notes limit our ability to finance acquisitions through additional borrowings. In addition, our credit agreement prohibits us from acquiring assets or the equity of another company without the consent of the lenders if:

•	we acquire less than 100% of the equity of the acquired company, in the case of an acquisition of equity;

•	the assets or entity acquired are in a different line of business from ours;

•	after giving effect to the acquisition, a pro forma consolidated leverage ratio and pro forma interest coverage ratio are not satisfied; and

•	the purchase price exceeds $30 million in the case of any one acquisition or $50 million in the aggregate of which no more than $10 million may involve acquisitions outside the United States.

     The credit agreement also limits investments in joint ventures to an aggregate limit of $3,000,000, and limits other investments to $1,000,000.

     Our credit facility also requires us to satisfy specified financial ratios and prohibits us from prepaying our other indebtedness while indebtedness under the credit facility is outstanding. Our ability to comply with such provisions may be affected by events beyond our control.

     Restrictions contained in the indenture and the credit agreement could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments, strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

     A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under these agreements. A significant portion of our indebtedness then may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our credit agreement are secured by a security interest in substantially all of our assets, and in each of our existing and subsequently acquired or organized U.S. and, subject to certain limitations, non-U.S. subsidiaries, including a pledge of all of the issued and outstanding equity interests in our existing or subsequently acquired or organized U.S. subsidiaries and 65% of the equity interests in each of our subsequently acquired or organized non-U.S. subsidiaries.

We may not have sufficient cash to service our indebtedness.

     Our ability to service our indebtedness and to satisfy our other obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	the future availability of borrowings under the revolving credit facility or any successor facility, the availability of which depends or may depend on, among other things, our complying with covenants in our credit agreement.

     Based on our current and expected levels of operations, we expect that our operating cash flow and borrowings under the revolving credit facility should be sufficient for us to meet our operating expenses, to make necessary capital expenditures and to service our debt requirements as they become due for at least the next twelve months. However, our operating results and borrowings under the revolving credit facility may not be sufficient to service our current and future indebtedness. In addition, we may incur additional indebtedness in order to make acquisitions, investments or strategic alliances. If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements, may restrict us from adopting any of these alternatives.

Our credit agreement requires us to make mandatory payments which could limit our ability to grow our business.

     We are required to make annual mandatory payments of the term loans under the credit agreement in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. In addition, the term loans are subject to mandatory prepayments in an amount equal to:

•	100% of the net cash proceeds of equity and debt issuances by us, dj Ortho or any of our other subsidiaries; and

•	100% of the net cash proceeds of asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries,

in each case subject to certain exceptions. If we have to use cash to make our annual prepayments, we may not have sufficient funds to grow our business, to make acquisitions, enter into joint ventures or make capital expenditures.

Risks Related to Our Intellectual Property

We rely on intellectual property to develop and manufacture our products and our business could be adversely affected if we lose our intellectual property rights.

     We hold U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also expect to apply for additional patents as we deem appropriate. We believe that several of our existing patents are, and will continue to be, extremely important to our success. These include the patents relating to our:

•	“Four Points of Leverage” system, the critical element in the design of all of our ligament braces;

•	Custom Contour Measuring System, which serves as an integral part of the measurement process for patients ordering our customized ligament and osteoarthritic braces;

•	series of hinges for our post-operative braces;

•	pneumatic pad design and production technologies which utilize air inflatable cushions that allow the patient to vary the location and degree of support provided by braces such as the Defiance® brace;

•	osteoarthritis bracing concepts;

•	ankle bracing, both rigid and soft; and

•	rigid shoulder bracing.

     However, we cannot assure you that:

•	our existing or future patents, if any, will afford us adequate protection;

•	our patent applications will result in issued patents; or

•	our patents will not be circumvented or invalidated.

     The patent for our “Four Points of Leverage” system is registered only in the United States and expires in January 2005. Products using the “Four Points of Leverage” system represented approximately 26% our net revenues, excluding freight revenue, in 2001. The expiration of this patent could have a material adverse effect on our business, financial condition and results of operations.

     Our success also depends on non-patented proprietary know-how, trade secrets, processes and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. However, these methods may not provide us with adequate protection. Our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

     The orthopedic products industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office or the foreign equivalents thereto to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time-consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

•	subject us to significant liabilities to third parties;

•	require disputed rights to be licensed from a third party for royalties that may be substantial; or

•	require us to cease using such technology.

     Any one of these outcomes could have a material adverse effect on us. Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Accordingly, adverse determinations in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we are successful in such litigation, the expense of defending such claims could have a material adverse effect on our financial condition and results of operations.

     In addition, we have from time to time needed to, and may in the future need to, litigate to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Such prosecution of our intellectual property rights could involve counterclaims against us. Any future litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel.

Other Risks

We have a single stockholder who can substantially influence the outcome of all matters voted upon by our stockholders and prevent actions that other stockholders may view favorably.

     JPMDJ Partners beneficially owned approximately 45.7% of our outstanding common stock. As a result, JPMDJ Partners is able to substantially influence all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer and any other matter requiring a supermajority vote of stockholders. This concentration of ownership could delay, defer or prevent a change in control of our company or impede a merger, consolidation, takeover or other business combination which a stockholder, may otherwise view favorably.

     The managing member of JPMDJ Partners is J.P. Morgan Fairfield Partners, LLC (formerly Fairfield Chase Medical Partners, LLC), which is controlled by Charles T. Orsatti, our chairman of the board of directors. Accordingly, JPMDJ Partners and JPM Fairfield Partners, which as the managing member initially controls JPMDJ Partners, and their members have the power, subject to certain exceptions, to control us. The interests of JPMDJ Partners, JPM Fairfield Partners and their members may not in all cases be aligned with other stockholders.

Because we have various mechanisms in place to discourage takeover attempts, a change in control of our company that a stockholder may consider favorable could be prevented.

     Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	a classified board of directors with staggered, three-year terms, which may lengthen the time required to gain control of the board of directors;

•	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	requiring supermajority voting to effect particular amendments to our certificate of incorporation and bylaws;

•	limitations on who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•	establishing advance notice requirements for the nomination of candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns or within the last three years has owned 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

     As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

We are exposed to various legal proceedings

     Several class action complaints alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock. We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, Chairman of our Board of Directors, and the Underwriters of our initial public offering. The complaints seek unspecified damages and allege that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc., Securities Litigation Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on our business.

     On February 13, 2002, we filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, our former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of our distributorship arrangements with them. The lawsuit presently is in the discovery phase. We anticipate defendants medi Bayreuth and medi UK will soon file counterclaims against us. We intend to vigorously prosecute this litigation and to vigorously defend any counterclaims which these entities might bring against us. We cannot assure you that we will be successful in this litigation.

     We are from time to time involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or provided adequate accruals for related costs. We are not aware of any additional pending lawsuits that could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Properties

     We are headquartered in Vista, California and operate two manufacturing locations. Manufacturing operations in the United States were consolidated in 1998 into the Vista campus which consists of three campus buildings. The Vista facilities are subleased from Smith & Nephew, with the exception of a nearby parcel of vacant land upon which we plan future expansion. See “Related Party Transactions-Other Agreements with Smith & Nephew-Sublease.” In addition, we lease a facility in Vista for our surgical product line. The other manufacturing location consists of two facilities located in Tijuana, Mexico, within 100 miles of Vista, and are managed from the Vista facility. We also lease warehouse and office space in Germany, Australia and the United Kingdom.

Location	Use	Owned/Leased	Lease Termination Date	Size (Square Feet)

Vista, California	Corporate Headquarters Research & Development Manufacturing & Distribution	Subleased	February 2008	266,041

Vista, California	Parking Lot/Future Expansion	Leased	July 2006	285,000

Vista, California	Alaron Surgical Distribution Facility	Leased	May 2002(1)	6,992

Tijuana, Mexico	2 Manufacturing Facilities	Leased	December 2003 June 2003(2)	48,600 30,000

Tijuana, Mexico	Manufacturing	Owned	Held for sale(3)	8,980

Neudrossenfeld, Germany	Office & Distribution	Leased	August 2004	7,700

Surrey, UK	Office & Distribution	Leased	November 2011	3,111

Melbourne, Australia	Office & Distribution	Leased	October 2003	2,500

(1)	The lease may be renewed, upon 120 days notice prior to the expiration of the current term, for two additional one-year periods.

(2)	The lease for the Tijuana facility may be renewed at the option of the lessee for 5 additional one-year periods.

(3)	The Tijuana facility that is held for sale is currently vacant. The net book value of this facility at December 31, 2001 was $0.3 million.

Item 3. Legal Proceedings

     Several class action complaints alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock. We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, Chairman of our Board of Directors, and the Underwriters of our initial public offering. The complaints seek unspecified damages and allege that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on our business.

     On February 13, 2002, we filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, our former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of our distributorship arrangements with them. The lawsuit presently is in the discovery phase. We anticipate defendants medi Bayreuth and medi UK will soon file counterclaims against us. We intend to vigorously prosecute this litigation and to vigorously defend any counterclaims which these entities might bring against us. We cannot assure you that we will be successful in this litigation.

     We are from time to time involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or provided adequate accruals for related costs. We are not aware of any additional pending lawsuits that could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been traded on the New York Stock Exchange since November 15, 2001 under the symbol “DJO”. The high closing sales price was $15.25 and the low closing sales price was $12.41 for the quarter ended December 31, 2001. Prior to November 15, 2001, there was no established public trading market for the common stock. As of February 28, 2002, there were 14 holders of record of the common stock. We have never declared or paid any cash dividends on our capital stock. We are effectively prohibited from paying cash dividends on our common stock for the foreseeable future under the terms of our credit agreement. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay cash dividends at any time in the foreseeable future.

     In connection with our reorganization into corporate form in the fourth quarter of 2001, 885,633 common units and 44,405 redeemable preferred units of DonJoy, L.L.C. were converted into an aggregate of 10,055,566 shares of common stock based on an exchange ratio of 10.812 shares of common stock for each such unit. The issuance of the common stock in the reorganization was made in reliance upon Section 4(2) of the Securities Act of 1933 and/or Rule 506 thereunder as a transaction not involving a public offering. Appropriate transfer restriction legends were affixed to the certificates. At December 31, 2001, we had a total of 17,855,566 shares of common stock outstanding.

     We issued 7,800,000 shares of common stock in our November 2001 initial public offering for which we received total proceeds of $132.6 million. We incurred $13.8 million in related costs of the offering, including underwriting discounts and commissions. The remaining $118.8 million in net proceeds from our initial public offering have been used as follows as of December 31, 2001:

•	$13.7 million to repay outstanding borrowings under our revolving credit facility and interest accrued on those borrowings through the repayment date;

•	$47.3 million to redeem all of the outstanding redeemable preferred units of DonJoy, L.L.C. at a redemption price equal to their liquidation value plus accrued and unpaid distributions thereon through the repayment date; and

•	$28.3 million to redeem $25.0 million principal amount of our 12 5/8% senior subordinated notes due 2009 at a redemption price of 112.625% of their principal amount as permitted by the terms of the indenture for the notes plus accrued interest on the notes so redeemed through the repayment date.

     We did not receive any proceeds from the sale of 1,200,000 shares of our common stock in the initial public offering by certain of our stockholders.

     We intend to use the remaining net proceeds from our initial public offering to fund working capital and for other general corporate purposes, including, if consummated, the possible acquisitions of European manufacturers and distributors as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview-Possible Acquisitions”.

Item 6. Selected Financial Data

     The selected financial data set forth below with respect to dj Orthopedics, Inc.’s consolidated financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto appearing elsewhere herein:

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(in thousands except per share data)
Statement of Income Data:
Net revenues	$169,170	$143,586	$116,418	$103,643	$94,855
Cost of goods sold(a)	71,888	60,178	51,744	46,466	39,393

Gross profit	97,282	83,408	64,674	57,177	55,462
Operating expenses(a):
Sales and marketing	48,339	38,653	28,902	27,633	24,629
General and administrative	24,165	19,761	16,755	16,484	15,802
Research and development	2,189	2,465	2,115	2,248	2,055
Merger and integration costs(b)	—	400	—	—	—
Restructuring costs(c)	—	—	—	2,467	—

Total operating expenses	74,693	61,279	47,772	48,832	42,486

Income from operations	22,589	22,129	16,902	8,345	12,976
Interest expense	(17,796)	(16,958)	(7,568)	—	(2,072)
Interest income	408	437	181	—	—
Discontinued acquisition costs	—	(449)	—	—	—

Income before income taxes	5,201	5,159	9,515	8,345	10,904
Provision for income taxes:
Provision for income taxes(d)	(79)	—	(2,387)	(3,394)	(4,367)
Deferred tax benefit	54,169	—	—	—	—

Total income taxes	54,090	—	(2,387)	(3,394)	(4,367)

Income before extraordinary items	59,291	5,159	7,128	4,951	6,537
Extraordinary items, net of tax(e)	(2,801)	—	—	—	—

Net income	$56,490	$5,159	$7,128	$4,951	$6,537
Less: Preferred unit dividends and accretion of preferred unit fees	(5,667)	(5,415)	(2,343)	N/A	N/A

Net income (loss) available to stockholders/members	$50,823	$(256)	$4,785	N/A	N/A

Income per share before extraordinary items (less preferred unit dividends and accretion of preferred unit fees):
Basic	$5.06	N/A	N/A	N/A	N/A

Diluted	$4.94	N/A	N/A	N/A	N/A

Net income per share available to common stockholders:
Basic	$4.80	N/A	N/A	N/A	N/A

Diluted	$4.68	N/A	N/A	N/A	N/A

Weighted average shares outstanding:
Basic	10,593	N/A	N/A	N/A	N/A

Diluted	10,858	N/A	N/A	N/A	N/A

_________________________
Income per share before deferred tax benefit and extraordinary items(f):
Basic	$0.48	N/A	N/A	N/A	N/A

Diluted	$0.47	N/A	N/A	N/A	N/A

Other Data:
EBITDA(g)	$32,033	$28,894	$21,854	$15,665	$17,779
Adjusted EBITDA(h)	32,033	29,162	25,082	21,957	22,090
Depreciation and amortization	9,444	6,365	4,952	4,853	4,803
Capital expenditures and acquired intangibles	7,104	7,722	4,706	4,149	2,273
Ratio of earnings to fixed charges(i)	1.27x	1.29x	2.12x	8.84x	4.83x
Cash flows provided by (used in)
Operating activities	$(4,066)	$1,229	$16,065	$3,748	$11,076
Investing activities	(8,109)	(57,015)	(4,776)	(4,049)	(2,322)
Financing activities	33,993	53,965	(6,171)	200	(8,401)
Balance Sheet Data (at end of period):
Cash	$25,814	$4,106	$5,927	$809	$910
Working capital	83,896	38,695	27,413	15,625	9,749
Total assets	247,922	155,672	89,416	77,056	71,288
Long-term obligations	110,934	157,222	113,305	—	—
Redeemable preferred units	—	41,660	32,539	—	—
Obligations to Smith & Nephew (including current portion)	—	—	—	45,227	45,027
Total stockholders’/members’ equity (deficit)	115,240	(63,625)	(70,429)	12,832	7,881

N/A Not applicable.

(a)	Amounts in 1999 and prior years include various charges and overhead allocations from Smith & Nephew. See note (g) below.

(b)	We recorded merger and integration costs in 2000 associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting.

(c)	We recorded restructuring costs in 1998 relating to the consolidation of our operations at our Vista, California facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Manufacturing Cost Reduction Initiatives”.

(d)	Because we have operated as a limited liability company from our recapitalization in June 1999 to our reorganization in November 2001, in accordance with federal, state and local income tax regulations which provide that no income taxes are levied on U.S. limited liability companies and each member of the company was individually responsible for reporting the member’s share of our net income or loss, we did not provide for income taxes in our consolidated financial statements. We have recorded a tax provision at an effective tax rate of 40% on our income before taxes for the period from November 19, 2001, the date of our reorganization, to December 31, 2001.

(e)	We incurred an extraordinary charge, net of $1.9 million tax benefit, of approximately $2.8 million for the write-off of unamortized deferred debt issuance costs, debt discount and a prepayment premium as a result of the redemption of a portion of our senior subordinated notes.

(f)	Income per share before deferred tax benefit and extraordinary items is not considered to be a calculation required by generally accepted accounting principles. However, management has included this calculation because, for comparative purposes on a year over year basis, management believes it is a more meaningful representation of our operations, excluding these one-time items.

(g)	“EBITDA” is defined as income from operations plus restructuring costs, merger and integration costs and depreciation and amortization. Discontinued acquisition costs are excluded from income from operations since the charge is not considered a direct cost of operating the business. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. Our definition of EBITDA differs from the definition of EBITDA under our credit agreement in that our definition of EBITDA excludes discontinued acquisition costs. Under both the credit agreement definition and our definition of EBITDA, we were in compliance with all debt covenants under the credit agreement at December 31, 2001. Our definition of EBITDA may not be comparable to that of other companies.

(h)	“Adjusted EBITDA” represents EBITDA, as defined above, adjusted to eliminate those direct charges from Smith & Nephew as well as those allocations of Smith & Nephew’s overhead and other expenses that we have not incurred on a stand-alone basis. These amounts were charged or allocated to us on the basis of direct usage where identifiable, with the remainder allocated to us on the basis of its annual sales or the capital employed by Smith & Nephew in our business. See note 9 of the notes to our consolidated financial statements. These charges and allocations include:

(1)	charges for brand royalties that we paid to Smith & Nephew for use of the Smith & Nephew trademarks and trade names which amounts are no longer paid following the recapitalization since we no longer have the right to use Smith & Nephew trademarks and trade names;

(2)	foreign sales corporation commissions that we paid on sales to foreign sales corporations established by Smith & Nephew for tax planning purposes which amounts are no longer paid following the recapitalization;

(3)	Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which were not incurred following consummation of the recapitalization;

(4)	Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to us for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services;

(5)	the incremental adjustment to the carrying value of acquired inventories associated with the Orthotech acquisition to state them at fair value;

and adjusted to include the estimated costs we expected to incur to replace the services described in note (4) above previously provided by Smith & Nephew. On a stand-alone basis, we have replaced these services provided by Smith & Nephew following the recapitalization and we have incurred additional expenses associated with professional fees and other costs related to being a SEC registrant and public company.

	Years Ended December 31

	2001	2000	1999	1998	1997

	(in thousands)
EBITDA (a) data:
Income from operations	$22,589	$22,129	$16,902	$8,345	$12,976
Restructuring costs	—	—	—	2,467	—
Merger and integration costs	—	400	—	—	—
Depreciation and amortization	9,444	6,365	4,952	4,853	4,803

EBITDA (as defined)	32,033	28,894	21,854	15,665	17,779
Brand royalties	—	—	1,817	3,249	1,605
Foreign sales corporation commissions	—	—	—	439	661
Amounts eliminated as set forth in note (3) above	—	—	979	1,726	1,652
Amounts eliminated as set forth in note (4) above	—	—	832	1,678	1,193
Step-up in inventory	—	268	—	—	—
Estimated costs to replace Smith & Nephew services	—	—	(400)	(800)	(800)

Adjusted EBITDA	$32,033	$29,162	$25,082	$21,957	$22,090

Adjusted EBITDA does not reflect adjustments for Smith & Nephew allocations for bonus, pension and insurance or payroll taxes and benefits or charges for direct legal expenses incurred by Smith & Nephew on our behalf, which costs and expenses we believe we would have incurred in approximately the same amounts on a stand-alone basis, and are of a nature we have continued to incur following the recapitalization. Accordingly, no adjustments for these items have been made. For a more complete description of the corporate charges and allocations, the services performed by Smith & Nephew after the recapitalization and our ability to replace such services, see note 5 of the notes to our consolidated financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Smith & Nephew Allocations and Sales” and “Related Party Transactions — Other Agreements with Smith & Nephew — Transition Services Agreement.”

(i)	Earnings consist of income before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) an allocation of one-third of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     dj Orthopedics, Inc. is, and prior to the reorganization, DonJoy, L.L.C. was, a guarantor of the senior subordinated notes and of the credit facility. Neither DonJoy, L.L.C. had, nor dj Orthopedics, Inc. has, any material assets or operations other than its ownership of all of the equity interests of dj Orthopedics, LLC. As a result, the discussion of the historical consolidated financial position and results of operations of dj Orthopedics, Inc. is substantially the same as dj Orthopedics, LLC’s. No financial information of DJ Capital, the co-issuer of the senior subordinated notes, is included herein because management believes such information would not be material given DJ Capital’s lack of assets and liabilities.

2001 Reorganization and Initial Public Offering

     dj Orthopedics, Inc. was capitalized with a nominal amount and incorporated in Delaware on August 16, 2001 and had nominal assets, no liabilities and no operations or revenues through November 20, 2001, the date of the reorganization and the closing of our initial public offering. Immediately prior to the consummation of our initial public offering on November 20, 2001, a newly-formed, wholly-owned subsidiary of dj Orthopedics, Inc. was merged with and into DonJoy, L.L.C. with DonJoy, L.L.C. being the surviving entity of the merger. In the merger, the holders of the common and preferred units of DonJoy, L.L.C. received shares of dj Orthopedics, Inc’s common stock on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon to but excluding the date that the reorganization was effective. In addition, immediately following the foregoing merger, DonJoy, L.L.C. merged with and into dj Orthopedics, Inc. which was the surviving entity of the merger. Prior to these merger transactions, the operating results of DonJoy, L.L.C. were allocated to its members. At the time of these mergers, members’ equity was reclassified into common stock and additional paid-in capital. Deferred income taxes in the balance sheet at December 31, 2001 represent the deferred income taxes related to the difference between the book and tax basis of the assets of DonJoy, L.L.C. at November 20, 2001 of $54.2 million. As of November 20, 2001 and giving effect to these merger transactions, 10,055,566 shares of common stock were issued and outstanding and an additional 7,800,000 shares of common stock were issued as part of the initial public offering.

1999 Recapitalization

     On June 30, 1999, we consummated a $215.3 million recapitalization. In connection with the recapitalization transactions, we established dj Orthopedics, LLC and DJ Orthopedics Capital Corporation, a co-issuer of our senior subordinated notes with no material assets or operations. DonJoy, L.L.C. sold all of its net assets to dj Orthopedics, LLC for cash which was funded with the net proceeds of $100.0 million principal amount of 12 5/8% senior subordinated notes issued by dj Orthopedics, LLC and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Orthopedics, LLC under a senior credit facility. In addition, new investors, including three members of our senior management, invested new capital of $94.6 million in equity in DonJoy, L.L.C. The proceeds of the equity investment together with debt financings were used as follows:

•	approximately $199.1 million as consideration paid to redeem a portion of members’ equity from our Former Parent, and

•	approximately $8.8 million to pay costs and fees in connection with the recapitalization.

     As part of the recapitalization agreement, immediately prior to the recapitalization, our Former Parent made a capital contribution in an amount equal to our then existing cash balance. In addition, it canceled current and deferred liabilities due to our Former Parent and assumed a then existing restructuring reserve which resulted in an additional capital contribution in those amounts. These amounts aggregated $47.9 million and were treated as a capital contribution by our Former Parent to our members’ equity.

Acquisitions and Other Recent Transactions

     On July 7, 2000, we completed the purchase of specified assets and assumed specified liabilities related to the rehabilitation business, referred to in this annual report as Orthotech or the Orthotech business, of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson & Johnson. We acquired Orthotech for a purchase price of $46.4 million in cash, exclusive of transaction fees and expenses. Orthotech developed, manufactured, and marketed an array of orthopedic products for the orthopedic sports medicine market including braces, soft goods and specialty products which were similar to the products offered by us. Orthotech also had an inventory management and billing program that complemented our OfficeCare® program. We purchased primarily inventory, equipment and certain intellectual property. We were not required to assume any liabilities existing prior to the closing date. The Orthotech acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

     Effective March 5, 2001, we invested $0.9 million in an Australian joint venture, dj Orthopaedics Pty Ltd (dj Australia) which is 60% owned by dj Orthopedics, LLC. dj Australia has replaced our Smith & Nephew distributor in Australia and also sells the TiMax™ product line. As a majority owned subsidiary, dj Australia’s financial results are included in our consolidated financial statements.

     On June 1, 2001, we completed the acquisition of substantially all of the assets and liabilities of Alaron Technologies, L.L.C. for an aggregate cash purchase price of $500,000. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. We purchased primarily equipment and acquired technology. The Alaron acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The acquisition also provided order fulfillment and supply chain management systems and software for our new Alaron Surgical™ division. These systems will allow us to better serve the overall sports medicine market by offering our surgical products in procedure-specific kits. In connection with the Alaron acquisition, we entered into an employment agreement with Paul K. Nichols, a principal owner of Alaron Technologies, L.L.C., who serves as a Senior Vice President and head of the Alaron Surgical™ division.

Possible Acquisitions

     We are continuing to negotiate the acquisition of Ro+Ten SRL, a manufacturer of soft goods and our current distributor in Italy, and Orthoservice AG, a Swiss company. Additionally, we have also executed a letter of intent to acquire a European manufacturer of rigid knee braces that is also one of our current European distributors. Consummation of all of these acquisitions is subject, among other conditions, to satisfactory completion of our due diligence, execution of definitive agreements, receipt of necessary financing, regulatory and other approvals and, accordingly, we cannot assure you that any of these acquisitions will be consummated. If consummated, we anticipate that these transactions would close during the second or third quarter of 2002. Our acquisition of these companies, if consummated, is part of our strategy to expand our direct distribution capability in selected international markets where we believe that there is significant potential to increase sales due to high per capita health care expenditures.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to contractual allowances, bad debts, inventories, rebates, product returns, warranty obligations, income taxes, and intangibles. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Reserve for Discounts and Allowances. We maintain a reserve for discounts and allowances for: i) contractual allowances for reimbursement amounts from our third-party payors based on negotiated contracts; and, ii) for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third-party payors for our third party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. We reserve and reduce revenues between 7% and 23% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed under the third-party payors, primarily for various reasons which we categorize as billing exceptions. Direct billed customers represent approximately 53% of our net receivables at December 31, 2001 and have historically had write-off’s of less than 1%. Our third-party reimbursement customers represent 47% of our net receivables at December 31, 2001 and we estimate the bad debt expense to be approximately 7-8% of amounts due from non third-party payors. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional allowances may be required. In addition to the above, we have an additional reserve for discounts and allowances for third party reimbursement receivables which were originally billed through a third party insurance billing company whose contract was canceled in 2001 due to lack of timely and thorough filings with third party payors. We have transferred and consolidated these receivables to our single, more experienced third party billing company and expect to collect approximately 40% to 50% on these receivables, which represent approximately 28% of our net receivable balance at December 31, 2001. If claims are denied in excess of our estimates, our estimates of the recoverability of amounts due us could be reduced by a material amount.

     Reserve for Inventory. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less than favorable than those projected by management, additional inventory write-downs may be required. In addition, inventory placed in our OfficeCare® locations is reserved for based on historical shrinkage rates. If actual shrinkage rates were to differ from our estimated shrinkage rates, revisions to the reserve would be required.

     Rebates. We record estimated reductions to revenue for customer rebate programs. We follow this method since reasonable dependable estimates of the revenue and the costs applicable to the rebate programs can be made.

     Returns and Warranties. We provide for the estimated cost of returns and product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our returns and warranty estimates could vary from actual experience. If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liability would be required.

     Valuation Allowance. As of December 31, 2001, we have approximately $56.0 million of net deferred tax assets related principally to tax deductible goodwill not recognized for book purposes, for which no valuation realization allowance has been recorded. Realization of our deferred tax assets is dependent on our ability to generate approximately $140.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for valuation allowances.

      Goodwill and Other Intangibles. In assessing the recoverability of the dj Orthopedics gross goodwill and other intangibles which total $100.8 million at December 31, 2001, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets not previously recorded.

Segments

     We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. Our product lines include rigid knee braces, soft goods, a portfolio of specialty and other complementary orthopedic products and our recently introduced line of surgical products. Our rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries to the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Our portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. Our recently introduced surgical products include fixation devices for soft tissue repair in the knee as well as to address cartilage damage due to trauma or osteoarthritis. These products are reported in the specialty and other complementary products segment. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See note 7 of the notes to our consolidated financial statements. We began selling our Alaron Surgical™ products in the third quarter of 2001.

     Set forth below is revenue and gross profit information for our product lines for the years ended December 31, 2001, 2000 and 1999. Gross profit information is presented before brand royalties charged by Smith & Nephew for use of Smith & Nephew trademarks and trade names for periods prior to the June 1999 recapitalization (which charges are no longer incurred by us following the recapitalization), certain other cost of goods sold, primarily manufacturing variances and royalty expenses, which have not been directly allocated to any of the product lines, and freight revenue. See note 9 of the notes to our consolidated financial statements.

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Rigid knee braces:
Net revenues	$64,636	$58,115	$52,953
Gross profit	46,079	41,189	37,994
Gross profit margin	71.3%	70.9%	71.8%
Soft goods:
Net revenues	$62,327	$51,412	$38,606
Gross profit	27,001	24,662	18,723
Gross profit margin	43.3%	48.0%	48.5%
Specialty and other complementary orthopedic products:
Net revenues	$37,349	$29,647	$21,344
Gross profit	20,866	16,635	9,447
Gross profit margin	55.9%	56.1%	44.3%

     The change in mix between rigid knee braces, soft goods and specialty and other complementary orthopedic products is a direct result of the Orthotech acquisition, which business historically sold primarily soft goods and specialty and other complementary products. In our rigid knee braces product line, our gross profit margin has been relatively consistent. Our soft goods gross profit margin showed a decline in 2001 of approximately 4.7%. The decrease is primarily related to lower gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines due to an increase in the cost of raw materials used in these products. Our products within specialty and other complementary orthopedic products reflected an increase in gross profit margins beginning in 2000 due to increased sales of walkers and crutches, including those sold through our OfficeCare® channel, which carry higher gross profits. Our total gross profit margin was 57.5%, 58.1%, 55.6%, for the years ended December 31, 2001, 2000 and 1999, respectively. Total gross profit margins for 1999 are lower due to charges for brand royalties charged by Smith & Nephew which charges are no longer incurred by us following the recapitalization. Excluding these charges, the gross profit margin for 1999 was 57.1%.

     Our products are marketed globally under primarily the DonJoy®, ProCare® and Alaron Surgical™ brand names through several distribution channels. DonJoy® brand product sales represented approximately 72% and 75% of total net revenues, excluding freight revenue, in 2001 and 2000. Excluding freight revenue, we marketed substantially all of our rigid knee braces, approximately 84% of our specialty and other complementary orthopedic products and approximately 39% of our soft goods products under the DonJoy® brand name in 2001. ProCare® brand product sales represented approximately 28% and 25% of total net revenues, excluding freight revenue, in 2001 and 2000. Excluding freight revenue, we sold approximately 61% of our soft goods products, approximately 16% of our specialty and other complementary orthopedic products and a nominal percentage of our rigid knee braces under the ProCare® brand name in 2001. Following the Orthotech acquisition, we sold products under the

Orthotech brand; however, in 2000 we integrated the Orthotech products into the DonJoy® and ProCare® brands. Our recently introduced surgical products are marketed under the Alaron Surgical™ brand name. Our Alaron Surgical™ brand name, TiMax™ brand name, which is marketed exclusively in Australia through our Australian subsidiary, competitor brands marketed through our OfficeCare® program and some of our smaller brands represent less than 5% of our total net revenues, excluding freight revenue, and have been allocated to the DonJoy® and ProCare® brand names in our various segments above.

Domestic sales

     Excluding freight revenue, domestic sales accounted for approximately 89%, 87% and 84% of our net revenues in 2001, 2000 and 1999, respectively. The increase in domestic net revenues as a percentage of total revenues in 2001 and 2000 as compared to prior years is a direct result of the Orthotech business which historically consisted primarily of domestic sales.

     In the United States, DonJoy® brand products are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products, which are sold primarily under the Alaron Surgical™ brand name, are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both DonJoy® and Alaron Surgical™ products are sold by 38 commissioned sales agents who employ approximately 225 sales representatives. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements. Excluding freight revenue, domestic sales of DonJoy® brand products represented approximately 63% and 64% of total net revenues in 2001 and 2000, respectively.

     Our ProCare® products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell ProCare® products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Excluding freight revenue, domestic sales of ProCare® products represented approximately 26% and 24% of total net revenues in 2001 and 2000, respectively.

     The change in the mix of domestic sales between the DonJoy® and ProCare® brands has been a direct result of the Orthotech acquisition. A majority of the Orthotech products were soft goods and have been integrated into the ProCare® brands, thus increasing the percent of domestic sales sold under the ProCare® brand while decreasing the percent of domestic sales sold under the DonJoy® brand.

International sales

     Excluding freight revenue, international sales accounted for approximately 11%, 13% and 16% of our net revenues, in 2001, 2000 and 1999, respectively. The decrease in international net revenues as a percentage of total revenues in 2001 and 2000 as compared to prior years is a direct result of the Orthotech business, which historically consisted primarily of domestic sales. The following table sets forth the percentage of our international net revenues, excluding freight revenue, by country:

	Years Ended

	December 31,	December 31,
	2001	2000

Germany/Austria	36%	31%
Canada	12%	11%
Japan	10%	9%
Other countries	42%	49%

     The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom and Spain with no one country accounting for 10% or more of our international net revenues, excluding freight revenue, during such periods.

     International sales are currently made primarily through two distinct channels: independent third party distributors (such as in Italy), including through the remaining Smith & Nephew sales organizations, and through wholly or majority owned foreign subsidiaries in Germany/Austria and the United Kingdom (since January 1, 2002) and in Australia (since March 2001). Distributors in these channels buy and resell the DonJoy® and ProCare® brand products within their designated countries. Excluding freight revenue, DonJoy® brand products constituted approximately 86%, 85% and 86% of international net revenues in 2001, 2000, 1999, respectively. A significant amount of 2000 sales were transferred from Smith & Nephew sales organizations to independent distributors. International sales made through Smith & Nephew sales organizations were 15%, 20% and 40% of our international sales, exclusive of freight revenue, in 2001, 2000 and 1999, respectively. We believe future opportunities for sales growth within international markets are significant. We intend to continue to selectively replace our third-party independent distributors with wholly or partially owned distributors in key countries where we believe the opportunity for growth is significant due to higher per capita health care spending. We believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements, to benefit from the sale of our higher margin products and to capture the distributor’s margin. The establishment of our Australian subsidiary and our wholly owned subsidiary distributorships in Germany and the United Kingdom represented our initial steps in pursuing this strategy. During 2002, we expect to commence direct distribution of our products in Canada through a wholly-owned subsidiary, replacing the existing Smith & Nephew sales organization. Our possible acquisitions, if consummated, would continue this strategy. Our transition to direct distribution in Germany and the United Kingdom adversely affected our sales in these countries during the fourth quarter of 2001 and may continue to adversely affect our sales in these countries at least for the first six months of 2002. Similarly, sales in Italy have been adversely affected while we are negotiating the possible acquisition of our Italian distributor. See “Risk Factors-Our transition to direct distribution of our products in related foreign countries could adversely affect our revenues and income in these countries.”

     Since our international sales have historically been made in U.S. dollars, our results of operations have not been directly impacted by foreign currency exchange fluctuations. However, as was the case in 2000 and 2001, the volume and product mix of international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases. International sales in 2000 and 2001 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European customers. In March 2001, we began selling products through our Australian subsidiary in Australian dollars and, commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively. As we begin to further directly distribute our products in other selected foreign countries such as Canada, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

     We are also subject to other risks inherent in international operations including political and economic conditions, foreign regulatory requirements, exposure to different legal requirements and standards, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. These and other factors may have a material adverse effect on our international operations or on our business, financial condition and results of operations.

OfficeCare® program

     In 1996, in response to the needs of our customers, we launched the OfficeCare® program, an inventory management and insurance billing program for our U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third party payor or from the patient where self-pay is applicable. The majority of these billings are performed by an independent third-party contractor.

     Since its inception, the OfficeCare® program has been promoted specifically to provide our orthopedic sports medicine surgeons with a broad array of soft goods and certain other specialty products for immediate patient use. The OfficeCare® program is also intended to facilitate the introduction of our products to the orthopedic sports medicine surgeons who had not previously been our customers. As of December 31, 2001, the OfficeCare® program was located at over 600 physician offices throughout the United States.

     The OfficeCare® program represented approximately 13% and 10% of our net revenues, excluding freight revenue, for 2001 and 2000, respectively, with sales of soft goods and specialty and other complementary orthopedic products representing the majority of such sales. The OfficeCare® program involves our lower margin soft goods products, but is designed to also strengthen our relationship with the surgeon, and serves to provide a pull-through effect for both existing and planned sales of our higher margin products. The OfficeCare® program has historically experienced a strong growth rate, with an increase of sales of 52% in 2001 over 2000 and 99% in 2000 over 1999. The increases in 2001 and 2000 are primarily due to our 2000 Orthotech acquisition which had an inventory management and billing program that complemented our OfficeCare® program.

     As a result of the growth of the program, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, the OfficeCare® program has increased our involvement in the third-party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable discounts and allowance requirements. The increase in the accounts receivable discounts and allowances for the OfficeCare® program is the primary reason for the increase in our accounts receivable discounts and allowances at

December 31, 2001 and 2000. Through December 31, 2000, we reflected allowances and discounts applicable to the OfficeCare® program as selling and marketing expense. With the growth in the program, management believes that these charges are more appropriately presented as adjustments to revenues, rather than as operating expense. As a result, we reclassified $3.9 million and $1.3 million of charges for the years ended December 31, 2000 and 1999, respectively, which were previously included in selling and marketing expenses, against revenues related to our OfficeCare® program.

Smith & Nephew allocations and sales

     Prior to December 29, 1998, our business was operated as the Bracing & Support Systems Division of Smith & Nephew. Effective December 29, 1998, Smith & Nephew contributed the Division’s net assets and shares of a Mexican subsidiary to our predecessor DonJoy, L.L.C., then a newly formed Delaware limited liability company, the sole member of which was Smith & Nephew. Accordingly, the contribution has been accounted for on a predecessor basis for financial reporting purposes.

     As a result of formerly being a division of Smith & Nephew, our historical results of operations prior to the June 1999 recapitalization reflect certain direct charges from Smith & Nephew as well as certain allocations of Smith & Nephew’s overhead and other expenses. These amounts were charged or allocated to us on the basis of direct usage where identifiable, with the remainder allocated to us on the basis of its annual sales or the capital employed by Smith & Nephew in our business. See note 9 of the notes to our consolidated financial statements.

     The following is a summary of such charges and allocations and their applicability to us on a stand-alone basis following the recapitalization:

(1)	Charges for brand royalties historically included in cost of goods sold resulting from our use of the Smith & Nephew trademarks and trade name. These charges were $1.8 million in 1999. As a result of the recapitalization on June 30, 1999, we no longer have the right to use the Smith & Nephew trademarks and trade names and, accordingly, these charges are no longer incurred by us.

(2)	Foreign sales corporation commissions historically included in general and administrative expense paid by us on sales to foreign sales corporations established by Smith & Nephew. The use of sales corporations was a tax planning strategy for Smith & Nephew. As of January 1999, we no longer incurred these charges.

(3)	Smith & Nephew allocations for a portion of its corporate managed accounts and new business expense and corporate management expense historically were included in general and administrative expense. These allocations were $1.0 million in 1999. These allocations were for a portion of Smith & Nephew’s overhead expenses that we have not incurred or replaced following the recapitalization.

(4)	Smith & Nephew allocations for research and development and for finance (risk management, treasury, audit and taxes), human resources and payroll, and legal services historically provided by Smith & Nephew to us were included in general and administrative expense. These allocations were $0.8 million in 1999. These allocations were for a portion of Smith & Nephew’s overhead expenses. On a stand-alone basis, we have replaced these services provided by Smith & Nephew following the recapitalization and we have incurred additional expenses associated with professional fees and other costs related to being a SEC registrant and public company. We estimate that the aggregate annual cost of replacing these services and such additional expenses that we replaced after the recapitalization was approximately $0.8 million.

(5)	Other allocations relating to bonuses, pension and insurance historically included in cost of goods sold, sales and marketing expense and general and administrative expense, and charges for payroll taxes and benefits and direct legal expenses incurred by Smith & Nephew on our behalf were included in general and administrative expense. These costs and expenses are of a nature we continue to incur on a stand-alone basis following the recapitalization.

     Under a transition services agreement entered into in connection with the recapitalization, Smith & Nephew continued to provide certain of the administrative services referred to in paragraph (4) above as required by us through November 30, 2000. We have replaced the services provided by Smith & Nephew with internal staff, including the addition of new employees and through arrangements with third party providers.

     For the years ended December 31, 2001, 2000 and 1999, sales to Smith & Nephew and its affiliates (including Smith & Nephew’s sales organizations) were $2.7 million, $4.6 million and $7.2 million, respectively, or 2%, 3% and 6%, respectively, of total sales, excluding freight revenue, for these periods. International sales made through Smith & Nephew sales organizations were 15%, 20% and 40%, excluding freight revenue, in 2001, 2000 and 1999, respectively. In connection with the recapitalization, Smith & Nephew and its sales organizations, which distribute our products internationally, entered into agreements with us regarding the purchase of our products following consummation of the recapitalization. However, neither Smith & Nephew nor such sales organizations have any obligation to purchase any specific or minimum quantity of products pursuant to such agreements. See “Related Party Transactions-Other Agreements with Smith & Nephew-Supply Agreement” and “-Distribution Agreement”.

Manufacturing Cost Reduction Initiatives

     Over the past several years, we have undertaken initiatives designed to further strengthen our overall manufacturing cost structure and improve operating efficiency. In order to take advantage of the lower labor costs in Mexico, in 1993 we began manufacturing certain of our labor intensive operations, principally sewing, final assembly and packaging, in Tijuana, Mexico. In 1998, we completed the consolidation of our domestic operations into one location in Vista, California. In 2000, we completed the consolidation of the Orthotech operations into our Vista, California location. Operating results for the last two quarters of 2000 were adversely affected by the consolidation and integration of the manufacturing operations of the Orthotech brands which were previously separate and distinct.

     We have identified additional opportunities to reduce manufacturing costs and improve operating efficiency. In 2001 we consolidated our two separate Mexican operations into one campus location and have listed the vacated facility for sale. We have recently leased additional space in Mexico, directly within the current campus. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico and utilize the resulting additional capacity in our U.S. facilities to manufacture our more technologically advanced, high value products. We have begun to take advantage of our operating efficiencies by moving our post operative and walker lines to Mexico. In the fourth quarter of 2001, we completed the migration of a majority of our sewing operations previously performed at our Vista facilities to Mexico. By upgrading our computer systems to achieve more efficient production, we expect to achieve material and labor cost reductions as well as economies of scale across our entire manufacturing operation. We have converted our manufacturing scheduling to produce finished goods upon customer demand. We will further convert our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes will allow us to decrease the level of inventory necessary to operate the business and reduce the risk of excess and obsolete inventory. We have also reorganized our manufacturing facility into product focused groups. The reorganization and streamlining of the manufacturing facility is expected to reduce the total manufacturing costs, principally overhead costs. In addition, we intend to further automate our manufacturing operations in the rigid knee brace product line through the use of more technologically advanced fabrication and equipment systems. We will continue to rationalize raw materials used in the production of our existing products, thereby enabling us to leverage our purchasing power. Finally, in order to achieve further cost savings, we intend to further reduce the number of stock keeping units (SKUs) without impacting service or breadth of our product range.

Basis of Presentation; Taxes.

     Upon the consummation of the initial public offering and our reorganization into corporate form in 2001, we became subject to the payment of federal income taxes and are required to file a separate federal tax return. In addition, we have recorded a deferred tax asset of approximately $54.2 million, representing future tax benefits related to the difference at November 20, 2001, the date of the reorganization, between the book basis and tax basis of the assets of DonJoy, L.L.C. We also incurred an extraordinary charge, net of $1.9 million tax benefit, of approximately $2.8 million for the write-off of unamortized deferred debt issuance costs, debt discount and prepayment premiums as a result of the redemption of a portion of our senior subordinated notes. These amounts were reflected in dj Orthopedics, Inc.’s financial statements in the fourth quarter of 2001, the quarter in which the reorganization, the repayment of the revolving credit facility and the redemption of the redeemable preferred units and a portion of the 12 5/8% senior subordinated notes occurred. The indenture governing our senior subordinated notes and the credit facility currently permit dj Orthopedics, LLC to make distributions to dj Orthopedics, Inc. in amounts required for dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Orthopedics, LLC and its subsidiaries.

     Prior to our June 30, 1999 recapitalization, our results of operations were included in the consolidated federal income tax returns that Smith & Nephew filed in the United States and our historical financial statements for 1999 reflect a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy, L.L.C. and dj Ortho were not subject to income taxes following the recapitalization. Instead, DonJoy, L.L.C.’s earnings following the recapitalization were allocated to its members and included in the taxable income of its members. The indenture governing our senior subordinated notes and the credit facility permitted dj Ortho to make distributions to DonJoy, L.L.C. in certain amounts to allow DonJoy, L.L.C. to make distributions to its members to pay income taxes in respect of their allocable share of taxable income.

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on.

     In the fourth quarter of 2000, we adopted Emerging Issues Task Force (EITF) Issue 00-10 “Accounting for Shipping and Handling Fees and Costs.” As a result, we have reclassified $4.4 million and $3.5 million in 2000 and 1999, respectively, of freight revenue from sales and marketing expenses into net revenues. We continue to include freight expenses in sales and marketing expense.

     The following table sets forth our operating results as a percentage of net revenues:

	Years Ended December 31,

	2001	2000	1999

Net revenues:
Rigid knee bracing	38.2%	40.5%	45.5%
Soft goods	36.8	35.8	33.2
Specialty and other orthopedic products	22.1	20.6	18.3

Revenues from product lines	97.1	96.9	97.0
Freight revenue	2.9	3.1	3.0

Total consolidated net revenues	100.0	100.0	100.0
Cost of goods sold	42.5	41.9	44.4

Gross profit	57.5	58.1	55.6
Sales and marketing	28.6	26.9	24.9
General and administrative	14.3	13.8	14.4
Research and development	1.3	1.7	1.8
Merger and integration costs	—	0.3	—
Restructuring costs	—	—	—

Income from operations	13.3	15.4	14.5
Interest expense	(10.5)	(11.8)	(6.5)
Interest income	0.3	0.3	0.2
Discontinued acquisition costs	—	(0.3)	—

Income before income taxes	3.1	3.6	8.2
Provision for income taxes	(0.1)	—	(2.1)

Income before deferred tax benefit and extraordinary items	3.0	3.6	6.1
Deferred tax benefit	32.0	—	—

Income before extraordinary items	35.0	3.6	6.1
Extraordinary items, net of tax	(1.6)	—	—

Net income	33.4%	3.6%	6.1%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues. Net revenues increased $25.6 million, or 17.8%, to $169.2 million in 2001 from $143.6 million in 2000. Our 2001 net revenues reflected a sales reversal of $0.9 million in the fourth quarter of 2001 for inventory returned in excess of our estimated return allowance resulting from termination of our agreement with our former distributor in Germany and the United Kingdom. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $6.5 million over the prior period due to growth in the domestic sales of the ligament, post-operative and OA product lines. We introduced the DonJoy Vista™ Rehabilitation System in April 2001, the DonJoy SE 4-Point™ brace in March 2001, the DonJoy eXtreme™ brace in September 2001 and a new post-operative brace line with telescoping bars in February 2001. Soft goods sales, excluding freight revenue, increased by $10.9 million over the prior period due primarily to the Orthotech acquisition, a $2.7 million growth of soft goods sales through the OfficeCare® program, a substantial portion of which was due to the Orthotech acquisition, and $6.2 million from increased sales volumes of wrist splints, ankle braces, knee braces, shoulder braces, and bandages, including those sold through the OfficeCare program. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $7.7 million over the prior period due primarily to a $3.7 million increase in sales of lower extremity walkers and cold therapy units, along with a $3.7 million growth of specialty and other complementary orthopedic products sales through the OfficeCare® program. Speciality and other complementary product sales in 2001 included less than $0.3 million from sales of our Alaron Surgical™ products, which were introduced in August 2001.

Gross Profit. Gross profit increased $13.9 million, or 16.6%, to $97.3 million in 2001 from $83.4 million in 2000. Gross profit margin decreased from 58.1% in 2000 to 57.5% in 2001 primarily as a result of increased soft goods sales which carry a lower gross profit margin. The decrease in gross profit margin primarily reflects the effects of the Orthotech acquisition, which occurred in July 2000, and the related increase in soft goods in the mix of products sold. Our gross profit margin subsequent to the Orthotech acquisition has remained relatively constant. Gross profit for the rigid knee bracing segment increased $4.9 million, with gross profit margins remaining relatively constant at 71.3% in 2001 versus 70.9% in 2000. Gross profit for the soft goods segment increased $2.3 million, with gross profit margin decreasing to 43.3% in 2001 from 48.0% in 2000. The decrease is primarily related to lower gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines due to an increase in the cost of raw materials used in these products. Gross profit for the specialty and other complementary orthopedic products segment increased $4.2 million, with gross profit margin remaining relatively constant at 55.9% in 2001 versus 56.1% in 2000.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.7 million, or 25.1%, to $48.3 million in 2001 from $38.6 million in 2000. The increase primarily reflects increased commissions ($1.9 million) due to higher sales of domestic products, increased costs ($2.7 million) related to increased volume in the OfficeCare® program and an increase in salaries and benefits ($4.0 million) due to increased headcount, primarily as a result of growth in the OfficeCare® program. Overall, sales and marketing expenses increased as a percentage of revenues to 28.6% in 2001 from 26.9% in 2000.

General and Administrative Expenses. General and administrative expenses increased $4.4 million, or 22.3%, to $24.2 million in 2001 from $19.8 million in 2000. The increase was primarily due to our investment in a new enterprise software system ($1.4 million), the establishment of our direct distributor subsidiaries in Germany and the United Kingdom ($0.6 million), amortization associated with the intangible assets acquired as part of the July 2000 acquisition of Orthotech ($0.6 million), costs related to the new Alaron Surgical™ business ($0.3 million) and costs related to dj Australia ($0.3 million). Overall, general and administrative expenses increased as a percentage of revenues to 14.3% in 2001 compared to 13.8% in 2000.

Research and Development Expenses. Research and development expenses decreased $0.3 million, or 11.2%, from $2.5 million in 2000 to $2.2 million in 2001 primarily due to lower consulting fees. During the second quarter of 2001, we introduced the DonJoy VISTA™ Rehabilitation System. In addition, we developed the DonJoy eXtreme™ brace, a new post operative brace line with telescoping bars along with other competitive products, and the SE Brace II. We have also continued to focus on the development of our new bone growth stimulation product, Orthopulse™.

Merger and Integration Costs. In the 2000 period, we incurred $0.4 million in one-time merger and integration costs associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting costs. Other integration costs are included in the operating expenses above.

Interest Expense. Interest expense increased approximately $0.8 million, or 4.9% to $17.8 million in 2001 from $17.0 million in 2000. The 2001 interest expense reflects the additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred in July 2000 to partially finance the Orthotech acquisition. There were additional borrowings of $8.0 million under the revolving credit facility in December 2000 which also contributed to the increase in interest expense, offset in part by our $5.0 million, $2.0 million, $10.6 million and $3.0 million repayments under the revolving credit facility in June 2001, July 2001, November 2001 and December 2001, respectively.

Deferred Tax Benefit. In connection with the reorganization, we have recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax basis of certain assets and liabilities of DonJoy, L.L.C. at November 19, 2001, the reorganization date, as the related amortization is deductible for tax purposes. The tax basis differences arose at the time of the recapitalization when, for income tax purposes, we elected to increase the basis of certain assets in an amount equal to the gain recognized by our former parent.

Extraordinary Items. In connection with the reorganization, we prepaid $25.0 million principal amount of our senior subordinated notes and recorded extraordinary items of $2.8 million. This amount reflects our write-off of $1.1 million of unamortized debt issuance costs, $0.4 million of debt discount for the portion of the senior subordinated notes redeemed and a prepayment premium of $3.2 million for the redeemed portion of the senior subordinated notes, net of a $1.9 million tax benefit.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Revenues. Net revenues increased $27.2 million, or 23.3%, to $143.6 million in 2000 from $116.4 million in 1999. Net revenues, excluding freight revenue, for the rigid knee-bracing segment increased $5.2 million over the prior year due to growth in the domestic sales for the OA and post-operative product lines including the introduction of the OAdjuster® brace in March 2000. Soft goods sales, excluding freight revenue, increased by $12.8 million over the prior year due primarily to the Orthotech acquisition, including $10.5 million from increased sales volumes of wrist splints, ankle braces and knee braces. The increases also reflected a $3.2 million growth in the OfficeCare® program. Specialty and other complementary orthopedic product sales, excluding freight revenue, increased by $8.3 million over the prior year due primarily to the PainBuster® Pain Management system, cold therapy units, shoulder bracing and to increased sales of lower extremity walkers, as well as the growth in the OfficeCare® program.

Gross Profit. Gross profit increased $18.7 million, or 29.0%, to $83.4 million in 2000 from $64.7 million in 1999 primarily as a result of the Orthotech acquisition. Gross profit margin increased to 58.1% in 2000 from 55.6% in 1999, primarily as a result of the elimination of Smith & Nephew charges for brand royalties which totalled $1.8 million in 1999 and were not incurred in 2000. As a result of the consummation of the recapitalization on June 30, 1999, we no longer have the right to use the Smith & Nephew trademarks and trade names and, accordingly, charges for brand royalties are no longer incurred by us. In addition, gross profit margin increased as a result of increased walker sales combined with the implementation of efficient manufacturing techniques in the United States and Mexico. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $3.2 million, with gross profit margin decreasing to 70.9% from 71.7%. The margin decrease reflects the change in product mix. Gross profit, excluding freight revenue, for the soft goods segment increased $5.9 million as a result of increased sales volume, with gross profit decreasing to 48.0% from 48.5% in 1999. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $7.2 million, with gross profit margin increasing to 56.1% from 44.3%. The increase in gross profit margin reflects lower costs associated with the production of walkers, which resulted from the production of these walkers moving to our facilities in Mexico in the first quarter of 2000 to take advantage of labor cost savings. Other cost of goods sold not allocable to specific product lines increased $0.3 million from 1999 primarily due to the step-up in inventory acquired in the Orthotech acquisition to fair market value, and various facility costs incurred as part of the Orthotech acquisition.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.8 million, or 33.7%, to $38.7 million in 2000 from $28.9 million in 1999. The increase primarily reflected a $2.7 million increase in commissions associated with higher sales of DonJoy® products in the United States and increased costs of $1.6 million associated with the OfficeCare® program. In addition, as a result of the Orthotech acquisition, we incurred higher than anticipated freight expenses along with amortization expense related to the acquired intangibles.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 17.9%, to $19.8 million in 2000 from $16.8 million in 1999. In 2000, we completed the consolidation of the Orthotech operations into our Vista, California location. As a result, we incurred $0.5 million in consolidation costs consisting primarily of consulting, information systems, travel and moving expenses. The increase was also due to a $1.6 million increase in salaries and benefits, $0.5 million in consulting expenses related to the implementation of a new enterprise resource planning system in the 2000 period with minimal expense in the 1999 period and human resources support combined with a $0.9 million increase in amortization associated with the intangible assets acquired as part of the Orthotech acquisition.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 16.5%, to $2.5 million in 2000 from $2.1 million in 1999. The increase was primarily due to investment in clinical trials associated with new product development, licensed products, as well as continued studies in core product efficacy.

Merger and Integration Costs. We incurred $0.4 million in one-time merger and integration costs associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting. Other integration costs are included in the operating expenses above.

Interest Expense. Interest expense increased $9.4 million, or 124.1% to $17.0 million in 2000 from $7.6 million in 1999. The recapitalization occurred in June 1999 and thus 1999 includes only six months of interest expense on the $100.0 million principal amount of senior subordinated notes and the $15.5 million term loan borrowed under the credit agreement to partially finance the recapitalization. Additionally, 2000 includes additional interest expense on the $24.0 million term loan and the $12.6 million borrowing under the revolving credit facility, both of which were incurred to partially finance the Orthotech acquisition.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total long-term indebtedness at December 31, 2001 was $110.9 million.

     Net cash provided by (used in) operating activities was $(4.1) million, $1.2 million and $16.1 million in 2001, 2000 and 1999, respectively. The decrease of $5.3 million in 2001 primarily reflects increased accounts receivable levels associated with the OfficeCare® program and increased inventory levels in conjunction with the working capital needs associated with the Orthotech acquisition. The decrease of $14.9 million in 2000 primarily reflects the increased levels in accounts receivable and inventories during 2000 as compared to 1999, primarily as a result of the working capital needs associated with the Orthotech acquisition (which did not include the purchase of the Orthotech historical accounts receivables) including an increase in accounts receivable levels associated with the OfficeCare® program.

     Cash flows used in investing activities were $8.1 million, $57.0 million and $4.8 million for 2001, 2000 and 1999, respectively. Capital expenditures in 2001 primarily reflected an increase in the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system that was completed in March 2001, investments in manufacturing equipment, the purchase of the equity in a licensor of one of our products for an aggregate purchase price of $0.5 million, and the Alaron acquisition in July 2001. Included in investing activities in 2000 is the $49.0 million investment in Orthotech, including transaction fees and costs of $3.0 million. Capital expenditures in 2000 primarily reflect an increase in construction in progress related to the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system and investments in manufacturing equipment.

     Capital expenditures for 2002 are estimated at $7.9 million and primarily constitute maintenance capital expenditures. Our credit facility limits our ability to make capital expenditures. In the event that the amount of capital expenditures permitted to be made by us under our credit facility in any fiscal year is greater than the actual amount of capital expenditures during such fiscal year, then 75% of such excess may be carried forward and utilized in the immediately succeeding fiscal year, subject to certain restrictions.

     Cash flows provided by (used in) financing activities were $34.0 million, $54.0 million and $(6.2) million in 2001, 2000, and 1999, respectively. The sources of funds in 2001 is primarily the result of the $118.8 million in net proceeds from our initial public offering in November 2001 and the $9.6 million in net proceeds from the issuance of common units in June 2001, net of $21.9 million repaid under our credit facility, $25.0 million to redeem a portion of our senior subordinated notes and $47.3 million paid to redeem all of the outstanding redeemable preferred units of DonJoy, L.L.C. in connection with the reorganization. The sources of funds in 2000 primarily reflect the $24.0 million term loan and $12.6 million of borrowings under the revolving credit facility during the third quarter of 2000 and the net proceeds from the issuance by DonJoy, L.L.C. of common and preferred units in the third quarter of 2000, all related to the Orthotech acquisition. We borrowed an additional $8.0 million at the end of 2000 as a result of the increase in working capital associated with the Orthotech acquisition. Prior to the recapitalization, we participated in Smith & Nephew’s central cash management program, wherein all of our cash receipts were remitted to Smith & Nephew and all cash disbursements were funded by Smith & Nephew. Following the recapitalization, we no longer participate in Smith & Nephew’s cash management program.

Contractual Obligations and Commercial Commitments

     Interest payments on our senior subordinated notes and on borrowings under the credit facility have significantly increased our liquidity requirements. The $75.0 million of outstanding senior subordinated notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. The credit facility provides for two term loans totaling $39.5 million, of which $37.1 million was outstanding at December 31, 2001. The first term loan, in the amount of $15.5 million, was borrowed in connection with the recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech acquisition. We also have available up to $25.0 million under the revolving credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of December 31, 2001, we did not have any amount outstanding under that facility. Borrowings under the term loans and on the revolving credit facility bear interest at variable rates plus an applicable margin. At December 31, 2001, the effective interest rate on the term loans was 4.94%, respectively.

     We are required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if our leverage ratio exceeds a certain level). We had no excess cash flow at December 31, 2001 or December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Orthopedics, LLC or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Orthopedics, LLC or any of our other subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at December 31, 2001 or December 31, 2000. In August 2001, we obtained a waiver from our bank lenders with respect to our obligation to prepay the term loans with the proceeds of the $10.0 million equity investment.

     The credit facility and the indenture impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facility requires us to maintain certain financial ratios. At December 31, 2001, we were in compliance with all of these covenants. Indebtedness under the credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

     We incurred fees and costs of $8.8 million in connection with the recapitalization. Approximately $6.6 million, principally relating to financing fees and expenses, has been capitalized and are being amortized over the terms of the related debt instruments.

     In addition to our obligations under our credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. IMD b.v. (“IMD”) will be the future supplier of our bone growth stimulator product, Orthopulse™. If final FDA approval of this product is obtained, which is not expected until at least the fourth quarter of 2002, we will be required to make a $2.0 million payment to IMD for the exclusive U.S. distribution rights of this product. The contract also calls for minimum purchases of inventory over 2002 and 2003, which is not dependent on the final FDA decision on the PMA for OrthoPulse™. We recorded $0.5 million and $0.8 million in inventory payments in 2001 and 2000, respectively, as advances on our inventory commitments to IMD and we made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001. Australian Surgical Design and Manufacture Pty Limited (ASDM) is a supplier of our surgical knee products in Australia. Our arrangement with ASDM also requires minimum purchase requirements of approximately 7.0 million and 8.3 million Australian dollars in 2002 and 2003, respectively, along with the minimum purchase of 50 instrument sets of the ASDM Knee for each respective year, with minimum purchase obligations to be mutually agreed upon in 2004 through 2006. We are also required to make specified minimum royalty payments of $0.2 million per year related to our OnTrack® product for 2002 through 2005. All other required minimum royalty payments on our products are negligible. We expect to make certain payments in connection with a terminated distribution agreement in amounts of $1.2 million in 2002 and $0.8 million in 2003, for the reacquisition of the distribution rights.

     The following table lists our contractual obligations for the next 5 years (in thousands):

	Payments Due by Period

		2002	2003-2005	2006-2007	2008+

Contractual		Less than
Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 years

Long-Term Debt(1)	$110,934	$1,274	$35,812	$—	$73,848
Operating Leases	14,002	2,739	7,204	4,059	—
Unconditional Purchase Obligations(2)	6,495	2,267	4,228	—	—
Other Long-Term Obligations(3)	3,000	1,750	1,250	—	—
Total Contractual Cash Obligations	$134,431	$8,030	$48,494	$4,059	$73,848

(1)	Represents scheduled principal payments for 2002 through 2005 under the term loan portion of our credit facility and the senior subordinated note repayment, net of unamortized discount, after 2008.

(2)	Represents minimum purchase obligations under the IMD and ASDM contracts (see note 10 of the notes to our consolidated financial statements).

(3)	Represents remaining payments and expected payments in connection with terminated domestic distribution agreements ($0.1 million on January 1, April 1, July 1 and October 1, 2002, respectively, $1.2 million on or before March 31, 2002 and $0.8 million on or before March 31, 2003) and minimum royalty payments of $0.2 million for 2002 through 2005.

     As part of our strategy, we intend to pursue acquisitions, such as the Orthotech and Alaron acquisitions, investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

     Our ability to satisfy our debt obligations and to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In such event, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all.

Obligations under joint venture agreement

     Under the shareholders agreement dated April 5, 2001, executed in connection with the establishment of our 60% owned Australian subsidiary, we are required to fund additional working capital needs by way of equity and/or loans in an amount proportionate to our ownership of dj Australia. Upon the third anniversary of this agreement and upon each anniversary thereafter, we may become obligated under certain circumstances to acquire all the remaining shares of dj Australia for a purchase price provided in the shareholders agreement.

Seasonality

     We generally record our highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, we generally have lower net revenues during its second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. Our results of operations would be adversely and disproportionately affected if our sales were substantially lower than those normally expected during the first and fourth quarters. Increases in our net revenues beginning in the third quarter of 2000 reflect the Orthotech Acquisition.

Recent Accounting Pronouncements

     We adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” of the Financial Accounting Standards Board (FASB) in the first quarter of 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the recognition of all derivatives on our balance sheet at fair market value. The adoption of SFAS No. 133 on our financial statements for the first nine months of 2001 was not material.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently in some circumstances, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002 at which time we will be required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets. Upon adoption of SFAS 142, we will stop amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which will reduce annual amortization expense by approximately $3.5 million. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by us for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. The impact of stopping goodwill amortization will increase our annual net income by approximately $2.2 million.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 2001, we had $75.0 million principal amount of fixed rate debt represented by our senior subordinated notes and $37.1 million of variable rate debt represented by borrowings under the credit facility (at an interest rate of 4.94% at December 31, 2001). Based on our current balance outstanding under the credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. At December 31, 2001, up to $25.0 million of variable rate borrowings was available under the revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. As all of our sales have historically been denominated in U.S. dollars, we have not been subject to foreign currency exchange risk. However, as was the case in 2000 and 2001, the volume and product mix of international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases. International sales in 2000 and 2001 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European customers. In March 2001, we began selling products through our Australian subsidiary in Australian dollars and, commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively. As we begin to further directly distribute our products in other selected foreign countries such as Canada, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

     Our distribution and purchase agreement with IMD has provisions tied to the fluctuation of the Euro. In the event the value of the Euro in U.S. dollars on the date of payment of the $2.0 million licensing fee changes from a specified rate, the licensing fee shall be adjusted to reflect the then current exchange rate. After giving effect to these currency fluctuations, the difference between the adjusted licensing fee and the original $2.0 million licensing fee will be recovered by us through the purchase of additional products from IMD. We anticipate mitigating these risks by entering into hedging transactions in 2002.

Item 8. Financial Statements and Supplementary Data

     The following documents are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
dj Orthopedics, Inc.

We have audited the accompanying consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG, LLP ERNST & YOUNG, LLP

San Diego, California
January 30, 2002

dj Orthopedics, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit/share data)

	December 31,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$25,814	$4,106
Accounts receivable, net of discounts and allowances of $8,741 and $4,278 at December 31, 2001 and 2000, respectively	45,176	34,498
Inventories, net	25,139	18,510
Deferred tax asset, current portion	6,350	—
Other current assets	4,285	3,270

Total current assets	106,764	60,384
Property, plant and equipment, net	15,343	12,785
Intangible assets, net	70,588	75,419
Debt issuance costs, net	4,501	6,549
Deferred tax asset	49,686	—
Other assets	1,040	535

Total assets	$247,922	$155,672

Liabilities and stockholders’ equity/members’ deficit
Current liabilities:
Accounts payable	$9,825	$8,982
Accrued compensation	2,090	2,937
Accrued commissions	1,218	1,444
Long-term debt, current portion	1,274	1,274
Accrued interest	386	686
Other accrued liabilities	8,075	6,366

Total current liabilities	22,868	21,689
12 5/8% Senior Subordinated Notes	73,848	98,260
Long-term debt, less current portion	35,812	57,688
Redeemable Preferred Units; 100,000 units authorized, 44,405 units issued and outstanding at December 31, 2000; liquidation preference $43,688 at December 31, 2000	—	41,660
Minority interest	154	—
Commitments and contingencies (Note 10)
Stockholders’ equity/members’ deficit:
Common units; 2,900,000 units authorized, 793,890 units issued and outstanding at December 31, 2000	—	74,754
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2001	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,855,566 shares issued and outstanding at December 31, 2001	179	—
Additional paid-in-capital	65,642	—
Notes receivable from officers	(2,082)	(1,772)
Retained earnings (deficit)	51,501	(136,607)

Total stockholders’ equity/members’ deficit	115,240	(63,625)

Total liabilities and stockholders’ equity/members’ deficit	$247,922	$155,672

See accompanying notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Net revenues	$169,170	$143,586	$116,418
Cost of goods sold	71,888	60,178	51,744

Gross profit	97,282	83,408	64,674
Operating expenses:
Sales and marketing	48,339	38,653	28,902
General and administrative	24,165	19,761	16,755
Research and development	2,189	2,465	2,115
Merger and integration costs	—	400	—

Total operating expenses	74,693	61,279	47,772

Income from operations	22,589	22,129	16,902
Interest expense	(17,796)	(16,958)	(7,568)
Interest income	408	437	181
Discontinued acquisition costs	—	(449)	—

Income before income taxes	5,201	5,159	9,515
Provision for taxes:
Provision for income taxes (Note 7)	(79)	—	(2,387)
Deferred tax benefit	54,169	—	—

Total income taxes	54,090	—	(2,387)

Income before extraordinary items	59,291	5,159	7,128
Extraordinary items, net of tax	(2,801)	—	—

Net income	56,490	5,159	7,128
Less: Preferred unit dividends and accretion of preferred unit fees	(5,667)	(5,415)	(2,343)

Net income (loss) available to common stockholders/members	$50,823	$(256)	$4,785

Income per share before extraordinary items (less preferred unit dividends and accretion of preferred unit fees):
Basic	$5.06	N/A	N/A

Diluted	$4.94	N/A	N/A

Net income per share available to common stockholders:
Basic	$4.80	N/A	N/A

Diluted	$4.68	N/A	N/A

Weighted average shares outstanding used to calculate per share information:
Basic	10,593	N/A	N/A

Diluted	10,858	N/A	N/A

For information related to the required pro forma impact of income taxes on income per share before extraordinary items and net income per share, see Note 1.

See accompanying notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands, except unit/share and per unit/share data)

	Common Units		Common Stock				Notes	Total Stockholders'
					Additional	Receivable	Retained	Equity/Members'	Comprehensive
	Units	Amount	Shares	Amount	Paid-in Capital	from Officers	Earnings (Deficit)	(Deficit)	Income

Balance at December 31, 1998	—	$—	—	$—	$—	$—	$12,832	$12,832
Capital contribution by Smith & Nephew, Inc. in connection with the Recapitalization	2,054,000	64,117	—	—	—	—	(16,264)	47,853
Issuance of common units at $9.25 per unit, net of transaction fees of $1,563	645,500	62,987	—	—	—	—	—	62,987
Purchase of common units from Smith & Nephew, Inc.	(2,000,000)	(62,433)	—	—	—	—	(136,707)	(199,140)
Issuance of common units at $9.25 per unit, in exchange for cash and notes receivable	18,500	1,850	—	—	—	(1,400)	—	450
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—	—	(2,343)	(2,343)
Net income (excluding $196 allocated to preferred unit holders)	—	—	—	—	—	—	6,932	6,932

Balance at December 31, 1999	718,000	66,521	—	—	—	(1,400)	(135,550)	(70,429)

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable	75,890	8,272	—	—	—	(174)	—	8,098
Note receivable issued to Management for purchase of common units	—	—	—	—	—	(124)	—	(124)
Transfer of interest receivable to note receivable	—	—	—	—	—	(74)	—	(74)
Transaction fees in connection with the Recapitalization	—	(39)	—	—	—	—	—	(39)
Stock options granted for services	—	—	—	—	—	—	36	36
Tax distributions to preferred unit holders	—	—	—	—	—	—	(563)	(563)
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—	—	(5,415)	(5,415)
Net income (excluding $274 allocated to preferred unit holders)	—	—	—	—	—	—	4,885	4,885	$4,885

Balance at December 31, 2000	793,890	74,754	—	—	—	(1,772)	(136,607)	(63,625)	4,885

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234	91,743	9,763	—	—	—	(211)	—	9,552
Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization	(885,633)	(84,517)	10,055,566	101	84,416	—	—	—
Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793	—	—	7,800,000	78	118,729	—	—	118,807
Reclassification of accumulated deficit to additional paid-in capital at the Reorganization date	—	—	—	—	(137,503)	—	137,503	—
Transfer of interest receivable to note receivable	—	—	—	—	—	(99)	—	(99)
Stock options granted for services	—	—	—	—	—	—	92	92
Tax distributions to preferred unit holders	—	—	—	—	—	—	(200)	(200)
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—	—	(5,667)	(5,667)
Foreign currency translation adjustment	—	—	—	—	—	—	(110)	(110)	(110)
Net income	—	—	—	—	—	—	56,490	56,490	56,490

Balance at December 31, 2001	—	$—	17,855,566	$179	$65,642	$(2,082)	$51,501	$115,240	$56,380

See accompanying notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2001	2000	1999

Operating activities
Net income	$56,490	$5,159	$7,128
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,444	6,365	4,952
Amortization of debt issuance costs and discount on Senior Subordinated Notes	2,636	1,082	510
Step-up to fair value of acquired inventory	—	268	—
Stock-based compensation	92	36	—
Merger and integration costs	—	400	—
Minority interest	154	—	—
Changes in operating assets and liabilities:
Accounts receivable	(10,678)	(13,092)	(1,564)
Inventories	(6,629)	(2,576)	704
Other current assets	(1,114)	(2,427)	(106)
Accounts payable	843	2,571	(893)
Accrued interest	(300)	160	526
Accrued compensation	(847)	494	1,057
Accrued commissions	(226)	490	(237)
Deferred income taxes	(56,036)	—	—
Income taxes	—	—	2,516
Restructuring reserve	—	—	(339)
Other accrued liabilities	2,105	2,299	1,811

Net cash (used in) provided by operating activities	(4,066)	1,229	16,065
Investing activities
Purchases of property, plant and equipment	(5,964)	(6,522)	(2,502)
Purchase of intangible assets	(1,140)	(1,200)	(2,204)
Proceeds from assets held for sale	—	126	—
Orthotech acquisition	—	(49,019)	—
Alaron acquisition	(500)	—	—
Other assets	(505)	(400)	(70)

Net cash used in investing activities	(8,109)	(57,015)	(4,776)
Financing activities
Net proceeds from Senior Subordinated Notes	—	—	97,953
Repayment of Senior Subordinated Notes	(25,000)	—	—
Proceeds from long-term debt	—	44,600	15,500
Repayment of long-term debt	(21,876)	(888)	(250)
Distributions to preferred unit holders	(200)	(563)	—
Debt issuance costs	—	(551)	(7,283)
Purchase of common units from Smith & Nephew (the “Former Parent”)	—	—	(199,140)
Net proceeds from issuance of common stock in connection with Reorganization	118,807	—	—
Net proceeds from issuance of common units	9,552	8,059	63,437
Repurchase of preferred units in connection with Reorganization	(47,290)	—	—
Net proceeds from issuance of preferred units	—	3,432	30,000
Note receivable issued for purchase of common units	—	(124)	—
Intercompany obligations	—	—	(6,388)

Net cash provided by (used in) financing activities	33,993	53,965	(6,171)

Effect of exchange rate changes on cash	(110)	—	—

Net increase (decrease) in cash	21,708	(1,821)	5,118
Cash at beginning of period	4,106	5,927	809

Cash at end of period	$25,814	$4,106	$5,927

Supplemental disclosure of cash flow information:
Interest paid	$16,974	$15,716	$6,530

Supplemental disclosure of non-cash transactions:
Capital contribution in connection with the Recapitalization	$—	$—	$47,853

Dividends and accretion of preferred unit fee related to redeemable preferred units	$5,667	$5,415	$2,343

Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$310	$248	$1,400

See accompanying notes.

dj Orthopedics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. Organization and Summary of Significant Accounting Policies

     dj Orthopedics, Inc. (“dj Orthopedics”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively the “Company”), designs, manufactures and markets various lines of orthopedic recovery products and accessories and is the successor to a corporation established as DonJoy, Inc. in December 1982. DonJoy, Inc. was acquired by Smith & Nephew, Inc. (the “Former Parent”) effective September 18, 1987 through a purchase of all the then outstanding shares of stock. Smith & Nephew, Inc. is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, DonJoy, Inc. was merged into Smith & Nephew, Inc. and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the division’s net assets and shares of a Mexican subsidiary to DonJoy, L.L.C., then a newly formed Delaware limited liability company (“DonJoy”), and became the sole member of the new limited liability corporation.

2001 Reorganization and Initial Public Offering

     dj Orthopedics, Inc. was capitalized with a nominal amount and incorporated in Delaware on August 16, 2001 and had nominal assets, no liabilities and no operations or revenues until November 20, 2001. Concurrently with the completion of its initial public offering on November 20, 2001, a newly-formed, wholly-owned subsidiary of dj Orthopedics, Inc. was merged with and into DonJoy with DonJoy being the surviving entity of the merger. In the merger, holders of the common and preferred units of DonJoy received shares of dj Orthopedics, Inc’s common stock on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon to but excluding the date that the Reorganization was effective. A total of 10,055,566 shares of common stock were issued in the merger. In addition, immediately following the foregoing merger, DonJoy merged with and into dj Orthopedics, Inc. which was the surviving entity of the second merger. Both of these mergers are referred to herein as the “Reorganization”. Prior to the Reorganization, the operating results of DonJoy were allocated to the members. At the time of the Reorganization, members’ equity was reclassified into common stock and additional paid-in capital. Deferred income taxes of $54.2 million represent the deferred income taxes related to the difference in the book and tax basis of the assets of DonJoy at November 20, 2001 and which were recorded at the time of the Reorganization. Immediately following the Reorganization, dj Orthopedics, Inc. sold 7,800,000 shares of common stock in an initial public offering at $17.00 per share.

     All references to per unit amounts in the notes to the consolidated financial statements regarding per share and stock option information have been restated to their equivalent shares based on the conversion of the common and preferred units of DonJoy into shares of dj Orthopedics, Inc.’s common stock at the Reorganization.

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements present the historical consolidated financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of its wholly-owned Mexican subsidiary that manufactures a portion of dj Ortho’s products under Mexico’s maquiladora program, and the accounts of its majority owned subsidiary, dj Australia. The maquiladora program allows foreign manufacturers to take advantage of Mexico’s lower cost production sharing capabilities. All intercompany accounts and transactions have been eliminated in consolidation. Minority interest at December 31, 2001, represents the minority stockholders’ proportionate share of the net assets of dj Australia.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about the future that affect the amounts reported in the consolidated financial statements. These estimates include assessing the collectibility of accounts receivable, usage and recoverability of inventory and long-lived assets and incurrence of contractual allowances, returns and warranty and rebate costs. Actual results could differ from those estimates.

Cash Equivalents

     Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper purchased with average maturities of three months or less.

Fair Value of Financial Instruments

     In accordance with requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used in estimating the fair value disclosures:

•	Cash and Cash Equivalents and Accounts Receivables. The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which, in the opinion of management, are adequate to state accounts receivable at their fair value.

•	Long-Term Debt. Based on the borrowing rates currently available to dj Ortho for loans with similar terms and average maturities, management believes the fair value of long-term debt approximates its carrying value at December 31, 2001.

Discounts and Allowances

     Accounts receivable is presented on the consolidated balance sheets net of payment discounts, contractual allowances related to third-party payors, and allowances for doubtful accounts.

Long-Lived Assets

     Property, plant and equipment and intangible assets are recorded at cost. The Company provides for depreciation on property, plant and equipment and intangible assets using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized over the lesser of their estimated useful life or the term of the related lease.

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of long-lived assets to determine whether the carrying value can be recovered through undiscounted future operating cash flow. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performs such analysis on an individual asset basis and estimates fair values based on sales prices for comparable assets. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less costs to dispose).

Computer Software Costs

     In 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life. During 2001 and 2000, the Company capitalized $1.2 million and $3.9 million, respectively, related to the acquisition and implementation of its new enterprise resource planning system. The Company is amortizing these costs over seven years.

Debt Issuance Costs

     As of December 31, 2001 and 2000, debt issuance costs associated with the issuance of the senior subordinated notes and the credit facility were $6.6 million and $7.8 million, respectively (which are reflected on the balance sheets net of accumulated amortization of $2.1 million and $1.3 million, respectively). The Company is amortizing these costs over the life of the debt which ranges from six to ten years and classifies the amortization as additional interest expense. In December 2001, the Company recorded an extraordinary charge of $1.2 million for the write-off of unamortized debt issuance costs following the redemption of a portion of the senior subordinated notes.

Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Revenue Recognition

     The Company distributes its products in the United States and international markets primarily through networks of agents and distributors who market and sell to orthopedic sports medicine surgeons, orthotic and prosthetic centers, third party distributors, hospitals, surgery centers, physical therapists and trainers within the orthopedic sports medicine community.

     The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from third-party payors are recorded net of contractual allowances. Contractual allowances are accrued as a percent of revenues based on historical percentages. Revenues are also reduced by return rates and rebates. For the Company’s international sales and certain of its sales in the United States that are transacted through distribution agreements, sales are recorded upon shipment and the agreements provide the distributors with a right of return as it relates to excess and obsolete inventory. Estimated returns are accrued based on historical returns in the period sales are recognized in accordance with the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists”. Some products have a limited warranty and estimated costs are accrued based on historical experience in the period sales are recognized. In addition, rebates are accrued at the time of sale based upon agreed upon terms with customers. Other than contractual allowances, returns and warranties and rebates, there are no additional obligations after shipment. Historically, the percentage of reductions to revenues has been less than 10%.

Shipping and Handling Costs

     During 2000, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” The Company implemented Issue 00-10 in the fourth quarter of 2000 and as a result, revenues in 2000 and 1999 include amounts billed to customers for freight of $4.4 million and $3.5 million, respectively. Shipping and handling costs included as part of sales and marketing expenses were $7.6 million and $5.6 million for the years ended December 31, 2000 and 1999, respectively.

Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred $209,000, $252,000 and $152,000 in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Currency Translation

     The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of the consolidated statements of changes in stockholders’/members’ equity (deficit).

Concentration of Credit Risk

     dj Ortho sells the majority of its products in the United States through commissioned sale organizations (referred to as agents). Products which are generic are sold through large distributors, specialty dealers and buying groups. Excluding freight revenue, international sales comprised 11%, 13% and 16% of the Company’s net revenues for the years ended December 31, 2001, 2000 and 1999, respectively, and are primarily sold through independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated sales returns. Both credit losses and returns have been within management’s estimates.

     During the three years ended December 31, 2001, the Company had no individual customer or distributor which accounted for 10% or more of total annual revenues.

Stock-Based Compensation

     As permitted under Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the stock over the exercise price on the date of grant and does not require the recognition of compensation expense for stock issued under plans defined as non-compensatory. The amount of expense for these types of arrangements is not material.

     Adoption of SFAS No. 123 for options issued to employees would require recognition of employee compensation expense based on their computed “fair value” on the date of grant. In accordance with SFAS No. 123 and EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided. During the years ended December 31, 2001 and 2000, the amount of expense related to these types of arrangements was not significant.

Per Share Information

     Shares used in basic and diluted per share information are computed using the weighted-average number of common shares outstanding during each period. Shares used in diluted per share information also include the dilutive effect of common stock equivalents for common shares potentially issuable upon the exercise of stock options. The shares used to calculate basic and diluted per share information consist of the following (in thousands):

Year Ended December 31, 2001

Shares used in basic per share calculations — Weighted average common shares outstanding	10,593
Net effect of dilutive common share equivalents based on treasury stock method	265

Shares used in diluted net income per share and income per share before extraordinary items computations	10,858

Pro forma income taxes and pro forma per share information

The pro forma income tax expense and the calculations for pro forma income per share information reflect the Company’s operations for the years ended December 31, 2001, 2000 and 1999 as if the Reorganization occurred as of the beginning of 2001, 2000, and 1999, respectively. Pro forma income tax expense represents the charge based on the Company’s operating results for the years ended December 31, 2001, 2000 and 1999 as if the Company were a corporation from the beginning of the respective years, using an estimated combined federal and state tax rate of 40.0%. The pro forma basic and diluted per share information is computed based on the weighted average number of shares of common stock outstanding for each year. The computation of diluted pro forma per share information includes the dilutive effect of common stock equivalents for outstanding common stock options using the treasury stock method. The following table presents the information referenced above and reconciles the denominators used in computing basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Income before income taxes	$5,201	$5,159	$9,515
Provision for income taxes:
Historical provision for income taxes	(79)	—	(2,387)
Historical deferred tax benefit	54,169	—	—
Pro forma adjustment	(2,001)	(2,064)	(1,419)

Total income taxes	52,089	(2,064)	(3,806)

Pro forma income before extraordinary items	57,290	3,095	5,709
Extraordinary items, net of tax	(2,801)	—	—

Pro forma net income	$54,489	$3,095	$5,709
Less: Preferred unit dividends and accretion of preferred unit fees	(5,667)	(5,415)	(2,343)

Net income (loss) available to stockholders/members	$48,822	$(2,320)	$3,366

Pro forma income (loss) per share before extraordinary items (less preferred unit dividends and accretion of preferred unit fees):
Basic	$4.87	$(0.27)	$0.82

Diluted	$4.75	$(0.27)	$0.77

Pro forma net income (loss) per share available to common stockholders:
Basic	$4.61	$(0.27)	$0.82

Diluted	$4.50	$(0.27)	$0.77

	Years ended December 31,

	2001	2000	1999

Shares used in pro forma basic net income per share and pro forma income per share before extraordinary items computations — weighted average common shares outstanding	10,593	8,631	4,099
Net effect of dilutive common share equivalents based on treasury stock method	265	—	255

Shares used in pro forma diluted net income per share and pro forma income per share before extraordinary items computations — weighted average	10,858	8,631	4,354

Income Taxes

     In connection with the Reorganization on November 20, 2001, the Company became a corporation and is subject to U.S., state, and foreign income taxes on it earnings after that date. The Company's income tax expense is the amount of income taxes on 2001 income from the date of the Reorganization. A deferred tax asset or liability is computed for the expected future impact of differences between the financial reporting and tax bases of assets and liabilities as well as the expected future tax benefit to be derived from tax loss carryforwards. From the date of the Reorganization, the Company’s estimated effective tax rate for fiscal 2001 was 40.0%. As limited liability companies, DonJoy, L.L.C. and dj Ortho were not subject to income taxes following the recapitalization (see note 6). Instead, DonJoy, L.L.C.’s earnings following the 1999 recapitalization (see note 6) were allocated to its members and included in the taxable income of its members.

Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires the recognition of all derivatives on the Company’s balance sheet at fair value. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133” which deferred the adoption requirement to the first quarter of 2001. The impact of adoption on the Company’s financial statements was not material.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

     SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

     SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002, at which time we will be required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets.

     Upon adoption of SFAS No. 142, the Company will stop amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which will reduce annual amortization expense by approximately $3.5 million. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by the Company for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. The impact of stopping goodwill amortization will increase the Company’s annual net income by approximately $2.2 million.

Reclassifications

     Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. Acquisitions

Orthotech Acquisition

     On July 7, 2000, the Company completed the purchase of certain assets and assumed certain liabilities (“the Orthotech Acquisition”) of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market, including braces, soft goods and specialty products which were similar to the products offered by the Company.

     The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Orthotech, comprising the Orthotech business, for a purchase price of $46.4 million in cash and related costs of $3.0 million, including debt issuance costs of $0.4 million. We purchased primarily inventory, equipment, certain intellectual property and other intangible assets. We were not required to assume any liabilities existing prior to the closing date. The sources of funds for the Orthotech Acquisition consisted of:

•	The sale of common units to J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.) (“JPMDJ Partners”) and certain members of management for $8.3 million, of which $0.2 million was for management notes receivable.

•	The sale of Redeemable Preferred Units for net proceeds of $3.4 million (excluding preferred unit fees of $0.2 million) to existing holders of the Redeemable Preferred Units,

•	Borrowing under our amended credit agreement of approximately $36.6 million, and

•	$1.3 million from available cash.

     The sources of funds for the Orthotech Acquisition are presented in the following table (dollars in millions):

Amount

Sources
Cash	$1.3
Revolving credit facility	12.6
Term loan	24.0
Redeemable Preferred Units	3.4
Common unit investment by JPMDJ Partners	8.1

$49.4

     The Orthotech Acquisition has been accounted for using the purchase method of accounting whereby the purchase price has been allocated to the acquired tangible and intangible assets based on their estimated fair values as determined by the Company, in accordance with Accounting Principles Board Opinion No. 16. The purchase price has been allocated to the acquired tangible and intangible assets based on their fair market values as follows (in thousands):

Inventories		$2,538
Equipment and furniture		1,295
Other assets held for sale		126
Intangibles:
Goodwill	$36,623
Customer list	8,400
Assembled workforce	37	45,060

Net assets acquired		$49,019

     The net assets acquired do not include the $0.4 million relating to debt issuance costs incurred.

     As a result of the Orthotech Acquisition, the Company incurred $0.4 million in post-closing merger and integration costs. These costs relate primarily to consulting and information systems expenses that did not qualify for capitalizations under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

     The accompanying consolidated statements of income reflect the operating results of Orthotech since July 7, 2000. Assuming the purchase of Orthotech had occurred on January 1 of the respective years, the pro forma unaudited results of operations would have been as follows (in thousands):

	Years Ended

	December 31,	December 31,
	2000	1999

Net revenues	$165,858	$161,159
Net income	$5,386	$6,770

Australian Joint Venture

     Effective March 5, 2001, the Company invested $0.9 million in an Australian joint venture, dj Orthopaedics Pty Ltd (“dj Australia”) which is 60% owned by dj Ortho and is included in the consolidated financial statements of the Company from the date of the investment. dj Australia replaced the Smith & Nephew distributor in Australia and also sells two new product lines.

Alaron Acquisition

     On June 1, 2001, the Company acquired Alaron Technologies, L.L.C. (“Alaron”) under an asset purchase agreement (the “Alaron Acquisition”). Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices.

The asset purchase agreement provided for the purchase of certain assets and the assumption of certain liabilities of Alaron, comprising the Alaron business, for a cash purchase price of $0.5 million. The Company purchased primarily equipment and acquired technology. The Alaron Acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities based on their estimated fair values.

3. Financial Statement Information

Inventories

     Inventories consist of the following (in thousands):

	December 31,	December 31,
	2001	2000

Raw materials	$12,852	$9,074
Work-in-progress	1,049	1,572
Finished goods	14,238	11,638

	28,139	22,284
Less reserve for excess and obsolete	(3,000)	(3,774)

	$25,139	$18,510

     The reserves are primarily for excess and obsolete inventories as of December 31, 2001 and 2000 and include $1.0 million and $2.2 million, respectively, relating to the inventory acquired in the Orthotech Acquisition. The reserve recorded upon the acquisition totaled $5.1 million of which $1.2 million and $2.9 million was utilized during the twelve months ended December 31, 2001 and 2000, respectively.

Property, Plant and Equipment

     Property, plant and equipment consists of the following (in thousands):

	December 31,	December 31,
	2001	2000

Buildings and leasehold improvements	$4,232	$3,676
Office furniture, fixtures, equipment and other	28,323	19,025
Construction in progress	1,992	5,804

	34,547	28,505
Less accumulated depreciation and amortization	(19,204)	(15,720)

	$15,343	$12,785

Intangible Assets

     Intangible assets arose primarily from the initial acquisition of DonJoy in 1987 by the Former Parent, the Company’s acquisition of Professional Care Products, Inc. in 1995, the Company’s acquisition of Orthotech in 2000 and the Company’s acquisition of Alaron in 2001. The licensing agreements pertain to the acquisition of the distribution rights of the PainBuster® products. In addition, the Company acquired certain distribution rights in 2000. Intangible assets consist of the following (in thousands):

		December 31,
	Useful Life
	(in years)	2001	2000

Goodwill	20	$69,153	$69,165
Patented technology	5-20	13,651	13,621
Customer base	15-20	12,200	12,200
Licensing agreements	5	3,915	3,165
Other	3-20	1,886	1,537

		100,805	99,688
Less: accumulated amortization		(30,217)	(24,269)

		$70,588	$75,419

     With the adoption of SFAS 141 and 142 effective January 1, 2002, in addition to goodwill, $0.3 million of gross intangibles are considered to have indefinite lives and will no longer be amortized.

Other Accrued Liabilities

     Other accrued liabilities consist of (in thousands):

	December 31,	December 31,
	2001	2000

Accrued cost of distribution rights	$400	$1,050
Accrued returns	576	618
Accrued rebate expense	488	541
Accrued warranty expense	353	305
Accrued Reorganization costs	1,132	—
Accrued credit memos	1,984	898
Other accruals	3,142	2,954

	$8,075	$6,366

4. Financing Arrangements

     Principal balances under dj Ortho’s long-term financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2001	2000

12 5/8% Senior Subordinated Notes due 2009, net of $1,152 and $1,740 of unamortized discount at December 31, 2001 and 2000, respectively	$73,848	$98,260
Senior Credit Facility:
Term loans due 2005, interest rate of 4.94% at December 31, 2001 and interest rates ranging from 9.18% to 9.81% at December 31, 2000	37,086	38,362
Revolving credit facility, interest rates ranging from 8.88% to 9.00% at December 31, 2000	—	20,600

	110,934	157,222
Current portion of long-term debt	(1,274)	(1,274)

	109,660	155,948
Less: Senior Subordinated Notes (see above)	(73,848)	(98,260)

Long-term debt net of current portion	$35,812	$57,688

12 5/8% Senior Subordinated Notes Due 2009

     On June 30, 1999, dj Ortho issued $100.0 million of 12 5/8% Senior Subordinated Notes due 2009 (the “Notes”) to various investors in connection with the financing of the Recapitalization. The Notes were issued at a discount of $2.0 million which is being accreted to the Notes balance and amortized to interest expense over the life of the Notes. The Notes are general unsecured obligations of dj Ortho, subordinated in right of payment to all existing and future senior indebtedness of dj Ortho, pari passu in right of payment to all senior subordinated indebtedness of dj Ortho and senior in right of payment to all subordinated indebtedness.

     Interest on the Notes is payable in cash semi-annually on each June 15 and December 15, commencing on December 15, 1999. The aggregate principal amount of the Notes matures on June 15, 2009.

     Covenants. The Notes contain covenants restricting the ability of dj Ortho and its subsidiaries to (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt; (iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) enter into transactions with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of the subordinated debt; (viii) restrict preferred and capital stock of subsidiaries; (ix) declare dividends or redeem or repurchase capital stock; and (x) engage in other lines of businesses. As of December 21, 2001 and 2000, the Company was in compliance with all covenants.

     Guarantees; Co-Issuers. The Notes are guaranteed by dj Orthopedics, Inc. and co-issued by dj Ortho and DJ Capital, but are not guaranteed by any of dj Ortho’s foreign subsidiaries, dj Ortho’s only existing subsidiaries (other than DJ Capital).

     Optional Redemption. Before June 15, 2002, up to 35% of the aggregate principal amount of the Notes may be redeemed with the proceeds from sales of common equity at a redemption price of 112.625% of their principal amount, plus any accrued and unpaid interest. Pursuant to such provision, in 2001 the Company redeemed $25 million principal amount of the Notes at a redemption price of 112.625% of their principal amount plus accrued interest on the Notes so redeemed with a portion of the proceeds from the initial public offering.

     On or after June 15, 2004, the Notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to the redemption date if redeemed during the 12-month period commencing on June 15 of the years set forth below:

Redemption
Year	Price

2004	106.313%
2005	104.208%
2006	102.104%
2007 and thereafter	100.000%

Amended Credit Facility

     In connection with the Recapitalization, dj Ortho entered into a Credit Agreement with First Union National Bank (“First Union”) and JP Morgan Chase Bank (“Chase”) and other lenders. In connection with the Orthotech Acquisition, the Credit Agreement was amended (“Amended Credit Agreement”). Under the Amended Credit Agreement, dj Ortho may borrow up to $64.5 million consisting of a revolving credit facility of up to $25.0 million (the “revolving credit facility”) and term loans in a principal amount of $39.5 million (the “term loans”). The first term loan, in the amount of $15.5 million, was borrowed in connection with the Recapitalization and the second term loan, in the amount of $24.0 million, was borrowed to finance the Orthotech Acquisition. As of December 31, 2001, dj Ortho had no amounts outstanding under the revolving credit facility. The revolving credit facility includes options by dj Ortho to enter into revolving loans of up to $25.0 million, to enter into swingline loans and to obtain letters of credit from time to time. The revolving credit facility provides for letters of credit in an aggregate stated amount at any time outstanding not in excess of the lesser of $5.0 million and the difference between $25.0 million and the sum of the outstanding principal amount of dj Ortho revolving loans, letter of credit exposure and swingline exposure at such time. Borrowings under the Amended Credit Agreement bear interest at the rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base Certificate of Deposit Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Borrowings under the revolving credit facility and term loans bear interest at variable rates plus an applicable margin (interest rate of 4.94% as of December 31, 2001 and interest rates ranging from 8.875% to 9.813% as of December 31, 2000).

     In addition to paying interest on outstanding principal under the Amended Credit Agreement, dj Ortho is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.5% per annum.

     Repayment. The term loans will mature on June 30, 2005 and are subject to mandatory repayments and reductions as defined in the Amended Credit Agreement. The following table sets forth the principal payments on the term loans for the years 2002 through its maturity in 2005 (in thousands):

2002	$1,274
2003	1,274
2004	17,202
2005	17,336

Total	$37,086

     In addition, dj Ortho is required to make annual mandatory prepayments of the term loan under the amended credit facility in an amount equal to 50% of excess cash flow (as defined in the Amended Credit Agreement) (75% if dj Ortho’s leverage ratio exceeds a certain level). Excess cash flow represents net income adjusted for (i) extraordinary gains or losses; (ii) depreciation, amortization and other non-cash charges; (iii) changes in working capital; (iv) changes in deferred revenues; (v) payments for capital expenditures; and (vi) repayment of indebtedness. dj Ortho had no excess cash flow at December 31, 2001 or 2000. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by dj Orthopedics, Inc., dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by dj Orthopedics, Inc., dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required by dj Ortho at December 31, 2001 or 2000.

     Security; Guarantees. The obligations of dj Ortho under the Amended Credit Agreement are irrevocably guaranteed, jointly and severally, by dj Orthopedics, Inc., DJ Capital and future subsidiaries. In addition, the Amended Credit Agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

     Covenants. The Amended Credit Agreement contains a number of covenants that, among other things, restrict the ability of dj Ortho and its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur or guarantee obligations; (iv) prepay other indebtedness or amend other debt instruments; (v) pay dividends or make other distributions (except for certain tax distributions prior to the Reorganization); (vi) redeem or repurchase membership interests or capital stock, create liens on assets, make investments, loans or advances, make acquisitions; (vii) engage in mergers or consolidations; (viii) change the business conducted by dj Ortho and its subsidiaries; (ix) make capital expenditures; (x) or engage in certain transactions with affiliates and otherwise engage in certain activities. In addition, the Amended Credit Agreement requires dj Ortho and its subsidiaries to comply with specified financial ratios and tests, including a maximum consolidated leverage ratio test and a minimum consolidated interest coverage ratio test. The Amended Credit Agreement also contains provisions that prohibit any modifications of the Notes in any manner adverse to the lenders under the Amended Credit Agreement and that limit dj Ortho’s ability to refinance or otherwise prepay the Notes without the consent of such lenders. dj Ortho was in compliance with the covenants at December 31, 2001 and 2000.

5. Related Party Transactions and Transactions with Smith & Nephew

Transactions with JPMDJ Partners

     On June 30, 1999, DonJoy consummated a Recapitalization (see Note 6) pursuant to which JPMDJ Partners obtained a controlling interest in DonJoy. On June 28, 2000, JPMDJ Partners and certain members of management repurchased the remaining common units held by DonJoy’s Former Parent. In connection with an equity investment in June 2001, JPMDJ Partners and certain members of management purchased additional common units in DonJoy. In connection with these equity transactions, certain members of management financed their common unit purchases with full recourse promissory notes. See note 6, “Common and Preferred Stock.”

     In 2000, DonJoy paid J.P. Morgan Partners, an affiliate of JPMDJ Partners, $250,000 for providing financial advisory services in connection with financings and acquisitions, including providing the services of Charles T. Orsatti as one of its Board of Managers. The Company made a similar payment in 2001 to JPM Fairfield Partners, the managing member of JPMDJ Partners, upon consummation of its initial public offering. In connection with the initial public offering, the Company entered into a management consulting agreement with JPM Fairfield Partners providing for an annual payment of $250,000, but will terminate if Mr. Orsatti ceases to be a member of the Board of Directors of dj Orthopedics, Inc. or if JPMDJ Partners owns less than 5% of the outstanding common stock of dj Orthopedics, Inc.

Transactions with Former Parent

     Under the control of its Former Parent, the Company had numerous transactions with its Former Parent and its affiliates. There were no terms of settlement or interest charges associated with the account balance. The balance results from the Company’s former participation in the Former Parent’s central cash management program, wherein all the Company’s cash receipts were remitted to the Former Parent and all cash disbursements were funded by the Former Parent. An analysis of intercompany transactions follows (in thousands):

Year Ended December 31,
1999

Net cash remitted to Former Parent	$(17,743)
Net intercompany sales	(112)
Share of Former Parent’s current income taxes	(134)
Corporate management expense allocations	3,159
Cash owed to Former Parent	1,002
I-Flow licensing agreement	800
Capital contribution	(38,865)
Direct charges:
Brand royalties	1,817
Payroll taxes and benefits	4,651
Direct legal expenses	67
Miscellaneous other administrative expenses	131

     Prior to the Recapitalization, the Former Parent and Smith & Nephew, plc provided certain management, financial, administrative and legal services to the Company. These expenses and all other central operating costs, were charged on the basis of direct usage when identifiable, with the remainder allocated among the Former Parent’s subsidiaries and divisions on the basis of their respective annual sales or percentage of capital employed.

     Former Parent allocations consist of the following (in thousands):

Year Ended December 31,
1999

Corporate managed accounts and new business	$195
Finance (risk management, treasury, audit, and taxes)	177
Human resources and payroll	147
Legal	128
Research and development	380
Corporate management expense	784
Bonus	467
Pension	267
Insurance	614

$3,159

Amounts included in:
Cost of goods sold	$495
Sales and marketing	94
General and administrative	2,553
Research and development	17

$3,159

     Also prior to the Recapitalization, the Company participated in the Former Parent’s corporate insurance programs for workers’ compensation, product and general liability. These charges were settled with the Former Parent, and thus, accruals for related liabilities, if any, were maintained by the Former Parent and are not reflected in the accompanying consolidated balance sheets at those dates.

6. Common and Preferred Stock

     Before the Reorganization in 2001, DonJoy was authorized to issue up to 2,900,000 common units and up to 100,000 preferred units. As of December 31, 2000, 793,890 common units and 44,405 redeemable preferred units were issued and outstanding. In connection with the Reorganization in 2001, 885,633 common units of DonJoy were converted to common stock at an exchange ratio of 10.812 shares for each unit, for a total of 9,575,459 shares of common stock and 44,405 redeemable preferred units of DonJoy were exchanged for $47.3 million in cash, representing their liquidation value plus accrued and unpaid distributions as of the Reorganization date, and 480,107 shares of common stock based on exchange ratio of 10.812 shares for each unit. Prior to the Reorganization, the redeemable preferred units accrued a cumulative quarterly preferred return at a fixed rate of 14.0% per annum, subject to increase to 16.0% per annum upon the occurrence of certain events of non-compliance. Total dividends for the year ended December 31, 2001 and 2000 were $5.7 and $5.3 million, respectively.

     Additionally, we issued 7,800,000 shares of common stock in the initial public offering. We received proceeds of $118.8 million from our initial public offering in November 2001, net of $13.8 million in related costs. At December 31, 2001, we had a total of 17,855,566 shares of common stock outstanding.

1999 Recapitalization

     On June 30, 1999, DonJoy consummated a $215.3 million recapitalization (the “Recapitalization”). In the Recapitalization, new investors, including JPMDJ Partners and affiliates of JPMDJ Partners, invested new capital of $94.6 million in DonJoy, of which $64.6 million was for common units and $30.0 million for preferred units. In addition, certain members of management invested net equity of $0.4 million, by purchasing $1.8 million in equity which was financed in part by $1.4 million in interest-bearing, full recourse loans from DonJoy. The Former Parent retained 54,000 common units, which represented approximately 7.1% of total units in DonJoy then outstanding. In connection with the recapitalization transactions, DonJoy established dj Ortho and DJ Orthopedics Capital Corporation. DonJoy sold all of its net assets including its shares of its wholly-owned Mexican subsidiary to dj Ortho for cash, which was funded with the net proceeds of $100.0 million of 12 5/8% Senior Subordinated Notes issued by dj Ortho and DJ Capital, as co-issuers, and the remainder by funds borrowed by dj Ortho under a senior credit facility.

     The proceeds of the equity investment together with $113.5 million of net proceeds from debt financing were used for approximately $199.1 million of consideration paid to redeem 92.9% of members’ equity from the Former Parent, and approximately $8.8 million of costs and fees paid in association with the Recapitalization.

     Since the Former Parent’s retained ownership interest following the recapitalization was above 5%, in accordance with Staff Accounting Bulletin No. 54, the debt and equity transactions were accounted for using historical values (referred to as recap accounting) and the new investors’ higher basis in the Company’s net assets was not pushed-down to the Company’s separate financial statements. The recap accounting resulted in $136.7 million reduction to retained earnings because the cost of redeeming the Former Parents’ 2,000,000 units exceeded their historical issue price of $62.4 million.

     In connection with the Recapitalization, the Company incurred costs and fees of $8.8 million, $5.9 million for the Notes, $1.4 million for the credit agreement and $1.5 million for transaction fees and expenses related to equity. Of the $8.8 million, $6.6 million ($4.5 million net of accumulated amortization) has been capitalized in the accompanying balance sheet as of December 31, 2001. The Company also recorded an extraordinary charge of $1.1 million to debt issuance costs in the fourth quarter of 2001 following the redemption of a portion of the senior subordinated notes with a portion of the net proceeds from the initial public offering. The remaining $1.5 million for transaction fees and expenses has been recorded as a reduction to stockholders’/members’ equity (deficit) transaction fees and expenses as of December 31,1999. The capitalized debt fees are being amortized over the term of the related debt.

Other Equity Transactions

     In connection with a unit purchase agreement dated as of June 28, 2000, the Former Parent sold its remaining interest of 54,000 common units in DonJoy to JPMDJ Partners and certain members of management for $5.9 million. JPMDJ Partners purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased the remaining 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by dj Orthopedics and evidenced by full recourse promissory notes. As a result of this transaction, Smith & Nephew, Inc. is no longer a related party; accordingly, the Company no longer reflects its transactions with Smith & Nephew, Inc. separately as transactions with an affiliate in its consolidated financial statements.

     In connection with the unit purchase agreement, dj Orthopedics agreed to amend and restate the promissory notes originally issued by the certain members of management in connection with the Recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition to increasing the rate of interest payable on the notes from 5.30% to 6.62% per annum, the amended and restated notes permit the certain members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the “PIK Option”). If a certain member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased. The amended and restated notes mature in 2007.

     In connection with the Orthotech Acquisition, gross proceeds of $8.3 million from the sale of common units were received through the issuance of 73,775 common units to JPMDJ Partners for gross proceeds of $8.0 million and the issuance of 2,115 common units to certain members of management for gross proceeds of $231,000 (of which $174,000 was paid for through the issuance of full recourse promissory notes by the management members). Gross proceeds of $3.6 million from the sale of 4,221 Redeemable Preferred Units were received from existing Redeemable Preferred Unit holders of which the net proceeds totaled $3.4 million (excluding preferred unit fees).

     In connection with an equity investment in June 2001, DonJoy sold in a private placement 89,186 common units to JPMDJ Partners for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (of which $0.2 million was paid for through the issuance of full recourse promissory notes to DonJoy).

Stock Options

1999 Option Plan

     Under our Fifth Amended and Restated 1999 Option Plan (the “1999 Option Plan”), 1,933,174 common shares have been reserved for issuance upon exercise of options granted under the plan. The plan is administered by the Compensation Committee appointed from time to time by the Board of Directors. The plan will expire on August 19, 2015 unless we terminate it before that date. The plan provides for the grant of nonqualified options to officers, directors and employees of, and consultants and advisors to, dj Orthopedics, Inc.

     Options will be granted in amounts to be agreed upon by the Compensation Committee. Options will generally vest either:

•	25% beginning on June 30, 2000 and thereafter ratably over a 3 year period for those options granted on June 30, 2000 (Tier I), or

•	25% at the end of 1 year from the date of the grant and the balance vesting ratably thereafter for all options granted after June 30, 2000 (Tier I), or

•	Tier II and III options which cliff vest on December 31, 2007; however, accelerated vesting can be achieved upon completion of certain events, or

•	Time-vested based upon achievement of certain sales targets.

     We have granted options to purchase an aggregate of 1,885,989 shares of common stock under the 1999 Option Plan of which approximately 48% are time-vesting options and approximately 52% are event-vesting options. As of December 31, 2001 and 2000, 728,488 and 152,517 shares, respectively, issued under the 1999 Option Plan were exercisable and 336,935 shares were available for future grant under the 1999 Option Plan as of December 31, 2000. No future options will be granted under the 1999 Option Plan, and all shares of common stock which would otherwise have been available for issuance under the 1999 Option Plan will be available for issuance under the 2001 Omnibus Plan described below. In connection with the initial public offering, all the Tier II options vested in accordance with their terms.

2001 Omnibus Plan

     The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors. Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of our common stock with respect to which awards may be granted under the Omnibus Plan is 3,800,000. On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan will be automatically increased by a number of shares equal to 1% of the number of shares of common stock outstanding on the previous December 31. In addition, shares of common stock not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan. Also, shares tendered to dj Orthopedics, Inc. in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Omnibus Plan is administered by our Compensation Committee which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, dj Orthopedics, Inc. and its subsidiaries. At December 31, 2001, options to purchase 123,900 shares had been granted, none of which were exercisable and 3,723,285 shares were available for future grant under the Omnibus Plan.

2001 Non-Employee Director’s Stock Option Plan

     We have adopted the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan. Each of our directors who is not our employee or the employee of any of our subsidiaries and who was not initially elected to the board of directors, and was not our employee or the employee of any of our subsidiaries, within the previous 12 months will, immediately following each annual stockholders meeting, commencing with the annual meeting in 2003, automatically receive an annual grant of options to purchase 15,000 shares of our common stock at an exercise price equal to 100% of the fair market value of our common stock at the date of grant of the option. Except as discussed below, each non-employee director, upon initially joining our board of directors, will also receive under the plan an initial grant of options to purchase 15,000 shares of our common stock (30,000 shares if such director joins the Board of Directors prior to November 15, 2002) at an exercise price equal to 100% of the fair market value of the common stock as of such date. A total of 1,500,000 shares of our common stock have been reserved for issuance under the plan. Options granted under the plan will vest ratably over a three-year period, commencing on the first anniversary of the date of grant. No options had been granted under the Plan at December 31, 2001.

     A director and former director have also received a one-time grant of a right to purchase 21,624 shares of our common stock at an exercise price equal to the fair market value at the time of exercise.

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan provides for the issuance of up to 1,000,000 shares of our common stock. During each purchase period eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their compensation for the purchase of Common Stock under the Plan. The purchase price of the shares under the Plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty-four month offering period or the last day of each six-month purchase period during the offering period. On January 1 of each year, commencing with January 1, 2003, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1.0% of our outstanding shares on December 31 of the preceding year. Our Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares.

     The following table summarizes option activity through December 31, 2001:

			Weighted
			Average
			Exercise
	Number of		Price per
	Shares	Price per Share	Share

Outstanding as of December 31, 1998	—	$—	$—
Granted	1,302,975	$9.25	$9.25
Exercised	—	—	—
Cancelled	—	—	—

Outstanding as of December 31, 1999	1,302,975	$9.25	$9.25
Granted	306,283	$9.25-$10.08	$9.61
Exercised	—	—	—
Cancelled	(13,019)	$9.25	$9.25

Outstanding as of December 31, 2000	1,596,239	$9.25-10.08	$9.32
Granted	607,142	$9.25-$17.00	$14.34
Exercised	—	—	—
Cancelled	(193,492)	$9.25-$10.08	$9.39

Outstanding at December 31, 2001	2,009,889	$9.25-17.00	$12.36

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

				Number
	Number	Weighted	Weighted	Exercisable	Weighted
Range of	Outstanding as	Average	Average	as of	Average
Exercise	of December	Remaining Life	Exercise	December 31,	Exercise
Prices	31, 2001	in Years	Price	2001	Price

$9.25	1,313,763	12.62	$9.25	606,806	$9.25
$10.08	100,552	13.55	$10.08	36,869	$10.08
$13.28	20,000	4.93	$13.28	0	N/A
$13.60	300,467	14.28	$13.60	81,570	$13.60
$16.00	171,207	14.83	$16.00	3,244	$16.00
$17.00	103,900	1.29	$17.00	0	N/A

     Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 2001, 2000 and 1999: a risk-free interest rate of 5.5%, 6.25% and 6.25%, respectively; a dividend yield of zero; volatility factors of the expected market price of the Company’s common stock of 70% and a weighted average life of the option of four years.

     Option valuation models require the input of highly subjective assumptions. Because the Company’s employee options have characteristics significantly different for those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows for the years ended December 31 (in thousands):

	2001	2000	1999

Adjusted pro forma net income	$54,791	$3,979	$6,569
Basic pro forma net income per share	$5.17	N/A	N/A
Diluted pro forma net income per share	$5.05	N/A	N/A

The pro forma effect on net income is not necessarily indicative of potential pro forma effects on results for future years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $7.02, $5.68 and $5.25 per share, respectively.

7. Income Taxes

     In connection with the Reorganization on November 20, 2001, the Company became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. For 2001, of the Company’s income before income taxes, $0.2 million was attributable to operations for the period following the Reorganization. The extraordinary item of $2.8 million is presented net of $1.9 million of tax benefit. The deferred tax benefit of $54.2 million resulted from future tax benefits related to the difference in the book and tax basis of the assets of dj Orthopedics at the time of the Reorganization.

     The benefit (provision) for income taxes on income before extraordinary items is as follows:

Year Ended December 31,
2001

Current
Federal	$—
State	—

—
Deferred
Federal	$55
State	24

79
Income Tax Expense (Benefit)	$79

     Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 are as follows:

December 31,
2001

Deferred tax assets
Goodwill for tax purposes	$49,108
Accrued expenses	1,403
Allowance for bad debts	3,482
Net operating loss	1,841
Other, net	1,475

Total deferred tax assets	57,309
Deferred tax liabilities
Fixed assets	(1,273)

$56,036

     The reconciliation of income tax attributable to income before the benefit (provision) for income taxes at the U.S. federal statutory rate to income tax expense is as follows:

December 31,
2001

Pre-tax book income	$5,201
Less: Pre-Reorganization book income	(5,031)

Post Reorganization pre-tax income	170
Statutory rate	58
State income tax net of federal benefit	12
Other	9

$79

     Our Former Parent files a consolidated federal income tax return which includes all of its eligible subsidiaries and divisions, which included us prior to our 1999 recapitalization (see note 6). The provision for 1999 income taxes has been presented assuming we had filed a separate federal income tax return. The recapitalization had no impact on the historical basis of our assets and liabilities as reflected in our consolidated financial statements. However, as a result of the recapitalization, for federal income tax purposes, we recorded an increase in the tax basis of our fixed and intangible assets in an amount approximately equal to the taxable gain recognized by Smith & Nephew on the sale of its interest in us. As a result, after the recapitalization, for tax purposes we are able to depreciate assets with a higher tax basis than for financial reporting purposes. The increase in tax basis as of December 31, 1999 was as follows (in thousands):

Inventory	$3,670
Property, plant & equipment	4,145
Goodwill	130,543

$138,358

     The Orthotech acquisition also resulted in an increase in the tax basis due to the fixed and intangible assets acquired. The increase in tax basis due to the Orthotech acquisition is equal to the amounts we recorded under purchase accounting. See note 2 of the notes to our consolidated financial statements.

     Prior to our June 30, 1999 recapitalization, our results of operations were included in the consolidated federal income tax returns that Smith & Nephew filed in the United States and our historical financial statements for 1999 reflect a provision for income taxes assuming that DonJoy had filed a separate federal income tax return. As limited liability companies, DonJoy, L.L.C. and dj Ortho were not subject to income taxes following the recapitalization. Instead, DonJoy, L.L.C.’s earnings following the recapitalization were allocated to its members and included in the taxable income of its members. The indenture governing our senior subordinated notes and the credit facility permitted dj Ortho to make distributions to DonJoy, L.L.C. in certain amounts to allow DonJoy, L.L.C. to make distributions to its members to pay income taxes in respect of their allocable share of taxable income.

8. Segment and Related Information

     dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. dj Ortho’s reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex® based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other operating segments are included in specialty and other complementary orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments, including our recently introduced line of surgical products. Information regarding industry segments is as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

Net revenues:
Rigid knee bracing	$64,636	$58,115	$52,953
Soft goods	62,327	51,412	38,606

Net revenues for reportable segments	126,963	109,527	91,559
Specialty and other complementary orthopedic products	37,349	29,647	21,344
Freight revenue	4,858	4,412	3,515

Total consolidated net revenues	$169,170	$143,586	$116,418

Gross profit:
Rigid knee bracing	$46,079	$41,189	$37,994
Soft goods	27,001	24,662	18,723

Gross profit for reportable segments	73,080	65,851	56,717
Specialty and other complementary orthopedic products	20,866	16,635	9,447
Freight revenue	4,858	4,412	3,515
Brand royalties	—	—	(1,817)
Other cost of goods sold	(1,522)	(3,490)	(3,188)

Total consolidated gross profit	$97,282	$83,408	$64,674

     The accounting policies of the reportable segments are the same as those described in the basis of presentation. dj Ortho allocates resources and evaluates the performance of segments based on gross profit and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. Intersegment sales were not significant for any period.

     For the years ended December 31, 2001, 2000 and 1999, dj Ortho had no individual customer or distributor within a segment which accounted for more than 10% or more of total annual revenues.

     Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

United States	$146,198	$121,125	$95,022
Europe	11,047	11,124	11,473
Other countries	7,067	6,925	6,408
Freight revenue	4,858	4,412	3,515

Total consolidated net revenues	$169,170	$143,586	$116,418

     dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

9. Condensed Consolidating Financial Information

     dj Ortho is a wholly-owned operating subsidiary of dj Orthopedics, Inc. and represents substantially all of the revenues and net income of dj Orthopedics, Inc., which has no independent assets or operations. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the senior subordinated notes. As discussed in Note 4 above, dj Ortho’s obligations under the senior subordinated notes are guaranteed by dj Orthopedics, Inc. This guarantee and any guarantee by a future parent or wholly-owned subsidiary guarantor, is full and unconditional. dj Ortho and DJ Capital comprise all the direct and indirect subsidiaries of dj Orthopedics, Inc. (other than minor foreign subsidiaries). We have concluded that separate financial statements of dj Orthopedics, Inc., dj Ortho and DJ Capital are not required to be filed as separate reports under the Securities Exchange Act of 1934. The senior subordinated notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics, Inc. unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders is obtained in the case of the credit facility. The indenture governing the senior subordinated notes and the credit facility permit dj Ortho to make distributions to dj Orthopedics, Inc. in amounts required for dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries. The restricted net assets of dj Orthopedics, Inc.’s consolidated subsidiaries were $115 million at December 31, 2001.

10. Commitments and Contingencies

     The Company is obligated under various noncancellable operating leases for land, buildings, equipment, vehicles and office space through February 2008. Certain of the leases provide that dj Ortho pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. In connection with the Recapitalization, the Company entered into a subleasing agreement with Smith & Nephew for its Vista facility. dj Orthopedics, Inc. has guaranteed the payment of rent and other amounts owed under the sublease.

     Minimum annual lease commitments for noncancellable operating leases as of December 31, 2001 are as follows (in thousands):

2002	$2,739
2003	2,678
2004	2,293
2005	2,233
2006	2,111
2007 and thereafter	1,948

$14,002

     Aggregate rent expense was approximately $3.6 million, $3.2 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

License Agreements and Minimum Purchase Requirements

     In 1998, the Company entered into an exclusive license agreement with IZEX Technologies, Incorporated (IZEX) to acquire the intellectual property rights and to retain IZEX to consult on the design and development of an advanced rehabilitation bracing system. Under the license, the Company also has the worldwide exclusive rights to manufacture, use and sell developed products. At December 31, 2001, $1.3 million is included in net intangible assets (patented technology) in the accompanying balance sheet.

     In 1999, the Company entered into an agreement, which was subsequently amended, with I-Flow Corporation (“I-Flow”) for the exclusive North American distribution rights for the PainBuster® Pain Management System manufactured by I-Flow for use after orthopedic surgical procedures. The license payment of $2.0 million was capitalized during 1999 and is being amortized over 5 years. In addition, the Company purchased $2.5 million and $2.8 million in I-Flow product during 2001 and 2000, respectively.

     In 2000, the Company entered into an agreement, which was subsequently amended, with IMD b.v. (“IMD”) for the exclusive U.S. distribution rights to our bone growth stimulator product, OrthoPulse™. If final FDA approval of this product is obtained, which is not expected until at least the fourth quarter of 2002, the Company will be required to make a $2.0 million payment to IMD. The contract also calls for minimum purchases of inventory over 2002 and 2003, which is not dependent on the final FDA decision on the PMA for OrthoPulse™. We recorded $0.5 million and $0.8 million in inventory payments in 2001 and 2000, respectively, as advances on our future inventory commitments to IMD and made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001.

     In 2001, the Company agreed upon certain terms to be included in an agreement with Australian Surgical Design and Manufacture Pty Limited (“ASDM”) for the exclusive U.S. distribution rights to the intellectual property, design, manufacture and distribution of the ASDM Knee for a minimum period of 5 years. The Company has agreed to use its best efforts to achieve purchase targets of approximately 7.0 million and 8.3 million Australian dollars in 2002 and 2003, respectively, along with the minimum purchase of 50 instrument sets of the ASDM Knee for each respective year, with minimum purchase obligations to be mutually agreed upon in 2004 through 2006.

Contingencies

     Several class action complaints alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering were filed in the United States District Courts for the Southern District of New York and for the

Southern District of California on behalf of purchasers of our common stock. We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, Chairman of our Board of Directors, and the Underwriters of our initial public offering. The complaints seek unspecified damages and allege that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc., Securities Litigation Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company’s business.

     On February 13, 2002, the Company filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, the Company's former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of the Company's distributorship arrangements with them. The lawsuit presently is in the discovery phase. The Company anticipates defendants medi Bayreuth and medi UK will soon file counterclaims against the Company. The Company intends to vigorously prosecute this litigation and to vigorously defend any counterclaims which these entities might bring against us. There can be no assurance that the Company will be successful in this litigation.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or provided adequate accruals for related costs. The Company is not aware of any additional pending lawsuits that could have a material adverse effect on the Company’s business, financial condition and results of operations.

11. Employee Benefit Plan

     Prior to the Recapitalization, substantially all of the Company’s employees participated in a defined benefit pension plan sponsored by the Former Parent. Benefits related to this plan were computed using formulas which were generally based on age and years of service. Aggregate pension prepayments and liabilities related to this plan are recorded by the Former Parent. Pension expense allocated (based on relative participation) to the Company related to this plan was as follows (in thousands):

Year Ended December 31,
1999

Service costs	$242
Interest costs	25

Total pension expense allocated	$267

     dj Orthopedics, Inc. has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees. The Company matches dollar for dollar the first $500, then matches at a 30 percent rate, employee contributions up to 6 percent of total compensation. The Company’s matching contributions related to this plan were $0.5 million, $0.4 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. The plan also provides for discretionary Company contributions (employee profit sharing) which began on June 30, 1999 as approved by the Board of Directors. There were no discretionary contributions for the years ended December 31, 2001 and 2000. The 401(k) plan is administered by Fidelity Investments Institutional Services Company, Inc.

12. Discontinued Acquisition Costs

     In October 2000, the Company decided to discontinue its pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in 2000 in the amount of $0.4 million.

13. Quarterly Results (unaudited)

     The following table summarizes certain of our operating results by quarter for 2001 and 2000:

	Year Ended December 31, 2001

	First	Second	Third	Fourth		Total
	Quarter	Quarter	Quarter	Quarter		Year

	(in thousands, except per share data)
Net revenues	$40,295	$42,988	$44,078	$41,809		$169,170
Gross profit	23,528	25,075	24,902	23,777		97,282
Income from operations	5,994	5,731	6,036	4,828		22,589
Income before extraordinary items	1,303	1,259	1,728	55,001	(2)	59,291
Net income(1)	$1,303	$1,259	$1,728	$52,200	(2)	$56,490
Number of operating days	64	63	63	62		252

(1)	Due to the Reorganization and its impact on the financial statements, earnings per share information is not presented as it would not be meaningful.

(2)	Includes a deferred tax benefit of $54,169 due to the Reorganization.

	Year Ended December 31, 2000

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(in thousands, except per share data)
Net revenues	$31,881	$30,432	$39,873	$41,400	$143,586
Gross profit	18,997	18,111	22,028	24,272	83,408
Income from operations	5,809	5,386	4,583	6,351	22,129
Income before extraordinary items	2,123	1,716	42	1,278	5,159
Net income	$2,123	$1,716	$42	$1,278	$5,159
Number of operating days	65	63	63	61	252

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Item 10 is hereby incorporated by reference to dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 11. Executive Compensation

     Item 11 is hereby incorporated by reference to dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Item 12 is hereby incorporated by reference to dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

Item 13. Certain Relationships and Related Transactions

     Item 13 is hereby incorporated by reference to dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

The Audited Consolidated Financial Statements of dj Orthopedics, Inc. listed below and the report thereon are included in Item 8 hereof:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Changes in Stockholders’/Member’s Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to dj Orthopedics, Inc.’s Audited Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or not required or because the required information is shown in the dj Orthopedics, Inc.’s Audited Consolidated Financial Statements or notes thereto.

3.	Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))
3.2	Amended and Restated By-laws of dj Orthopedics, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))
3.3	Amended and Restated Operating Agreement of dj Orthopedics, LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
3.4	By-laws of dj Orthopedics, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

Exhibit
Number	Description

3.5	Certificate of Incorporation of DJ Orthopedics Capital Corporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
3.6	By-laws of DJ Orthopedics Capital Corporation (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
4.1	Indenture dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC and DJ Orthopedics Capital Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
4.2	Form of 12 5/8% Senior Subordinated Note due 2009 (included as Exhibit B to Exhibit 4.1)
10.1	Recapitalization Agreement dated as of April 29, 1999 among J.P. Morgan DJ Partners, LLC (f/k/a Chase DJ Partners LLC), dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.3	Supply Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.4	Distribution Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.5	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.6	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.7	Preferred Unit Purchase Agreement dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement of Form S-4 (Reg. No. 333-86835))
10.8	Agreement and Plan of Merger dated as of October 26, 2001 between DonJoy, L.L.C., dj Orthopedics, Inc. and dj Acquisition Corporation (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.9	Credit Agreement dated as of June 30, 1999 among dj Orthopedics, Inc. as successor to DonJoy, L.L.C., dj Orthopedics, LLC, DJ Orthopedics Capital Corporation, the Lenders party thereto and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.10	Agreement dated as of July 13, 2000 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC, the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000))
10.11	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.12	Parent Guarantee Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.13	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Orthopedics Capital Corporation and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.14	Pledge Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.15	Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.16	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

Exhibit
Number	Description

10.17	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Leslie H. Cross (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.18	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Cyril Talbot III (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.19	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Michael R. McBrayer (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.20	Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.21	Retention Agreement dated December 14, 1998 between Smith & Nephew and Leslie Cross (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cyril Talbot (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.24	Asset Purchase Agreement dated as of July 7, 2000 amoung DePuy Orthopaedic Technology, Inc., dj Orthopedics, LLC, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 2.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.25	Preferred Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.) First Union Capital Partners, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (incorporated by reference to Exhibit 4.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.26	Common Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (incorporated by reference to Exhibit 4.2 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.27	Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.28	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.4 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.29	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.30	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.31	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.8 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.32	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.33	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (incorporated by reference to Exhibit 4.9 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.34	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.35	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.36	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000)

Exhibit
Number	Description

10.37	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.38	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.39	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.40	Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.41	Secured Promissory Note dated as of June 11, 2001 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.5 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.42	Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.43	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.44	dj Orthopedics, Inc. 2001 Omnibus Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.45	Merger Agreement dated as of November 7, 2001 between dj Orthopedics, Inc. and DonJoy, L.L.C. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Reg. No. 333-74998) dated December 12, 2001)
10.46	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.47	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.48	Common Unit Purchase Agreement dated June 11, 2001 among DonJoy, L.L.C., JP Morgan DJ Partners, L.L.C., Leslie H. Cross and Deborah L. Cross Family Trust, Michael R. McBrayer and Cyril Talbot III (incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.49	Employment Agreement dated as of June 1, 2001 between dj Orthopedics, LLC and Paul K. Nichols, Jr. (incorporated by reference to Exhibit 10.2 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.50	Asset Purchase Agreement dated June 1, 2001 by and among Alaron Technologies, L.L.C., seller, Paul K. Nichols, Jr., Jamal D. Rushdy, Members, and dj Orthopedics, L.L.C., Buyer (incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.51	Management Consulting Agreement dated November 7, 2001 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and JPM Fairfield (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.52	Consent and Termination Agreement dated November 20, 2001 by and among DonJoy, L.L.C., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.53	Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.54	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.55	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

Exhibit
Number	Description

10.56	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.57	Assignment and Assumption Agreement dated November 20, 2001 between DonJoy, L.L.C. and dj Orthopedics, Inc. (incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.58	Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of dj Orthopedics, Inc. (Reg. No. 333-74998))
23.1*	Consent of Ernst & Young LLP, Independent Auditors
99.1*	Consent of Frost & Sullivan

*	Filed herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed with the Commission during the last quarter of the period covered by this Annual Report is on Form 10-K.

DJ ORTHOPEDICS, LLC
SCHEDULE II — Valuation and Qualifying Accounts and Reserves
For the Three Years Ended December 31, 2001

	Allowance for	Reserve for
	Doubtful Accounts	Excess and
	and Sales Returns	Obsolete Inventory

Balance at December 31, 1998	$356,000	$556,000
Provision	2,678,000	1,052,000
Write-offs and recoveries, net	(2,045,000)	(617,000)

Balance at December 31, 1999	989,000	991,000
Provision	6,285,000	583,000
Write-offs and recoveries, net	(2,996,000)	2,200,000

Balance at December 31, 2000	4,278,000	3,774,000
Provision	10,701,000	604,000
Write-offs and recoveries, net	(6,238,000)	(1,378,000)

Balance at December 31, 2001	$8,741,000	$3,000,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2002	DJ ORTHOPEDICS, INC.

By:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE H. CROSS Leslie H. Cross	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2002

/s/ CYRIL TALBOT III Cyril Talbot III	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 18, 2002

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 18, 2002

/s/ MITCHELL J. BLUTT Mitchell J. Blutt, M.D.	Director	March 18, 2002

/s/ DAMION E. WICKER Damion E. Wicker, M.D.	Director	March 18, 2002

Jack R. Blair	Director	March __, 2002

/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	March 18, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))
3.2	Amended and Restated By-laws of dj Orthopedics, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))
3.3	Amended and Restated Operating Agreement of dj Orthopedics, LLC (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
3.4	By-laws of dj Orthopedics, LLC (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
3.5	Certificate of Incorporation of DJ Orthopedics Capital Corporation (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
3.6	By-laws of DJ Orthopedics Capital Corporation (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
4.1	Indenture dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC and DJ Orthopedics Capital Corporation and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
4.2	Form of 12 5/8% Senior Subordinated Note due 2009 (included as Exhibit B to Exhibit 4.1)
10.1	Recapitalization Agreement dated as of April 29, 1999 among J.P. Morgan DJ Partners, LLC (f/k/a Chase DJ Partners LLC), dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.3	Supply Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.4	Distribution Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.5	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.6	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.7	Preferred Unit Purchase Agreement dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors, Inc. (incorporated by reference to Exhibit 10.9 to the Registration Statement of Form S-4 (Reg. No. 333-86835))
10.8	Agreement and Plan of Merger dated as of October 26, 2001 between DonJoy, L.L.C., dj Orthopedics, Inc. and dj Acquisition Corporation (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.9	Credit Agreement dated as of June 30, 1999 among dj Orthopedics, Inc. as successor to DonJoy, L.L.C., dj Orthopedics, LLC, DJ Orthopedics Capital Corporation, the Lenders party thereto and First Union National Bank, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.10	Agreement dated as of July 13, 2000 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC, the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000))
10.11	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.12	Parent Guarantee Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.13	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Orthopedics Capital Corporation and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

Exhibit
Number	Description

10.14	Pledge Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.15	Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.16	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.17	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Leslie H. Cross (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.18	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Cyril Talbot III (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.19	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Michael R. McBrayer (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.20	Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.21	Retention Agreement dated December 14, 1998 between Smith & Nephew and Leslie Cross (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cyril Talbot (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.24	Asset Purchase Agreement dated as of July 7, 2000 amoung DePuy Orthopaedic Technology, Inc., dj Orthopedics, LLC, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 2.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.25	Preferred Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.) First Union Capital Partners, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (incorporated by reference to Exhibit 4.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.26	Common Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (incorporated by reference to Exhibit 4.2 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.27	Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.28	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.4 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.29	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.30	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.31	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.8 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.32	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.33	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (incorporated by reference to Exhibit 4.9 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

Exhibit
Number	Description

10.34	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.35	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.36	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.37	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.38	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.39	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)
10.40	Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.41	Secured Promissory Note dated as of June 11, 2001 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.5 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.42	Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)
10.43	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)
10.44	dj Orthopedics, Inc. 2001 Omnibus Plan (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.45	Merger Agreement dated as of November 7, 2001 between dj Orthopedics, Inc. and DonJoy, L.L.C. (incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Reg. No. 333-74998) dated December 12, 2001)
10.46	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.47	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg No. 333-73966))
10.48	Common Unit Purchase Agreement dated June 11, 2001 among DonJoy, L.L.C., JP Morgan DJ Partners, L.L.C., Leslie H. Cross and Deborah L. Cross Family Trust, Michael R. McBrayer and Cyril Talbot III (incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.49	Employment Agreement dated as of June 1, 2001 between dj Orthopedics, LLC and Paul K. Nichols, Jr. (incorporated by reference to Exhibit 10.2 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.50	Asset Purchase Agreement dated June 1, 2001 by and among Alaron Technologies, L.L.C., seller, Paul K. Nichols, Jr., Jamal D. Rushdy, Members, and dj Orthopedics, L.L.C., Buyer (incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)
10.51	Management Consulting Agreement dated November 7, 2001 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and JPM Fairfield (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.52	Consent and Termination Agreement dated November 20, 2001 by and among DonJoy, L.L.C., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

Exhibit
Number	Description

10.53	Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.54	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.55	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.56	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.57	Assignment and Assumption Agreement dated November 20, 2001 between DonJoy, L.L.C. and dj Orthopedics, Inc. (incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
10.58	Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))
12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 of dj Orthopedics, Inc. (Reg. No. 333-74998))
23.1*	Consent of Ernst & Young LLP, Independent Auditors
99.1*	Consent of Frost & Sullivan

•	Filed herewith