Form 10-Q
period 2002-03-30
DJ ORTHOPEDICS INC
filed 2002-05-14
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

Commission File Number   001-16757

DJ ORTHOPEDICS, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	3842 (Primary Standard Industrial Classification Code Number)	33-0978270 (I.R.S. Employer Identification Number)

2985 Scott Street
Vista, California 92083
(800) 336-5690

(Address, including zip code, and telephone number, including area code, of registrants’ principal executive offices)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

PAGE

EXPLANATORY NOTE	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 30, 2002 (unaudited) and December 31, 2001	3

Consolidated Statements of Income for the three months ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)	4

Consolidated Statements of Changes in Stockholders’/Members’ Equity (Deficit) for the year ended December 31, 2001 and the three months ended March 30, 2002 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended March 30, 2002 (unaudited) and March 31, 2001 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Changes in Securities and Use of Proceeds	26

Item 3. Defaults upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES	28

EXPLANATORY NOTE

This Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for dj Orthopedics, Inc. (“dj Orthopedics”), a Delaware corporation. dj Orthopedics, LLC (“dj Ortho”), a Delaware limited liability company, is a wholly-owned subsidiary of dj Orthopedics, and DJ Orthopedics Capital Corporation (“DJ Capital”), a Delaware corporation is a wholly-owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to our 12 5/8% Senior Subordinated Notes (the “Notes”) due 2009 issued in 1999 in an original aggregate principal amount at maturity of $100,000,000. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful because DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q and, accordingly, there is no separate information regarding DJ Capital to report herein. dj Orthopedics is a guarantor of the Notes and of dj Ortho’s bank borrowings and has no material assets or operations other than its ownership of 100% of dj Ortho’s equity interests. dj Ortho represents substantially all of the revenues and net income of dj Orthopedics. As a result, the consolidated financial position and results of operations of dj Orthopedics are substantially the same as dj Ortho’s.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$21,070	$25,814

Accounts receivable, net of discounts and allowances of $10,220 and $8,741 at March 30, 2002 and December 31, 2001, respectively	48,322	45,176

Inventories, net	27,261	25,139

Deferred tax asset, current portion	6,350	6,350

Other current assets	2,778	4,285

Total current assets	105,781	106,764

Property, plant and equipment, net	15,230	15,343

Goodwill	55,499	55,499

Intangible assets, net	16,574	15,089

Debt issuance costs, net	4,306	4,501

Deferred tax asset	49,658	49,686

Other assets	956	1,040

Total assets	$248,004	$247,922

Liabilities and stockholders’ equity

Current liabilities:

Accounts payable	$6,891	$9,825

Accrued compensation	2,058	2,090

Accrued commissions	1,481	1,218

Long-term debt, current portion	1,274	1,274

Accrued interest	2,911	386

Other accrued liabilities	7,243	8,075

Total current liabilities	21,858	22,868

12 5/8% Senior Subordinated Notes	73,887	73,848

Long-term debt, less current portion	35,496	35,812

Minority interest	178	154

Stockholders’ equity:

Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at March 30, 2002 and December 31, 2001	—	—

Common stock, $0.01 par value; 100,000,000 shares authorized, 17,855,566 shares issued and outstanding at March 30, 2002 and December 31, 2001	179	179

Additional paid-in-capital	65,640	65,642

Notes receivable from officers	(2,082)	(2,082)

Retained earnings	52,848	51,501

Total stockholders’ equity	116,585	115,240

Total liabilities and stockholders’ equity	$248,004	$247,922

See accompanying notes.

DJ ORTHOPEDICS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net revenues	$44,439	$40,295

Cost of goods sold	17,896	16,767

Gross profit	26,543	23,528

Operating expenses:

Sales and marketing	14,267	11,377

General and administrative	6,204	5,491

Research and development	557	666

Total operating expenses	21,028	17,534

Income from operations	5,515	5,994

Interest expense	(3,106)	(4,777)

Interest income	123	86

Discontinued acquisition costs	(155)	—

Income before income taxes	2,377	1,303

Provision for income taxes	(927)	—

Net income	1,450	1,303

Less: Preferred unit dividends and accretion of preferred unit fees	—	(1,527)

Net income (loss) available to common stockholders/members	$1,450	$(224)

Net income per share available to common stockholders:

Basic	$0.08	N/A

Diluted	$0.08	N/A

Weighted average shares outstanding used to calculate per share information:

Basic	17,856	N/A

Diluted	18,056	N/A

For information related to the required pro forma impact of income taxes on income per share before, see Note 1.

See accompanying notes.

DJ ORTHOPEDICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in thousands, except unit/share and per unit/share data)

	Common Units		Common Stock		Additional
	Units	Amount	Shares	Amount	Paid-in Capital

Balance at December 31, 2000	793,890	$74,754	—	$—	$—

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234	91,743	9,763	—	—	—

Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization	(885,633)	(84,517)	10,055,566	101	84,416

Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793	—	—	7,800,000	78	118,729

Reclassification of accumulated deficit to additional paid-in capital at the Reorganization date	—	—	—	—	(137,503)

Transfer of interest receivable to note receivable	—	—	—	—	—

Stock options granted for services	—	—	—	—	—

Tax distributions to preferred unit holders	—	—	—	—	—

Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—

Net income	—	—	—	—	—

Balance at December 31, 2001	—	—	17,855,566	179	65,642

Additional costs related to initial public offering (unaudited)	—	—	—	—	(16)

Stock options granted for services (unaudited)	—	—	—	—	14

Foreign currency translation adjustment (unaudited)	—	—	—	—	—

Net income (unaudited)	—	—	—	—	—

Balance at March 30, 2002 (unaudited)	—	$—	17,855,566	$179	$65,640

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes		Total Stockholders'
	Receivable	Retained	Equity/Members'	Comprehensive
	from Officers	Earnings (Deficit)	(Deficit)	Income

Balance at December 31, 2000	$(1,772)	$(136,607)	$(63,625)	$4,885

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234	(211)	—	9,552	—

Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization	—	—	—	—

Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793	—	—	118,807	—

Reclassification of accumulated deficit to additional paid-in capital at the Reorganization date	—	137,503	—	—

Transfer of interest receivable to note receivable	(99)	—	(99)	—

Stock options granted for services	—	92	92	—

Tax distributions to preferred unit holders	—	(200)	(200)	—

Preferred unit dividends and accretion of preferred unit fees	—	(5,667)	(5,667)	—

Foreign currency translation adjustment	—	(110)	(110)	(110)

Net income	—	56,490	56,490	56,490

Balance at December 31, 2001	(2,082)	51,501	115,240	56,380

Additional costs related to initial public offering (unaudited)	—	—	(16)	—

Stock options granted for services (unaudited)	—	—	14	—

Foreign currency translation adjustment (unaudited)	—	(103)	(103)	(103)

Net income (unaudited)	—	1,450	1,450	1,450

Balance at March 30, 2002 (unaudited)	$(2,082)	$52,848	$116,585	$1,347

See accompanying notes.

DJ ORTHOPEDICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Operating activities

Net income	$1,450	$1,303

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	1,654	2,110

Amortization of debt issuance costs and discount on Senior Subordinated Notes	234	282

Stock-based compensation	14	208

Minority interest	24	148

Changes in operating assets and liabilities:

Accounts receivable	(3,146)	(1,225)

Inventories	(2,122)	(735)

Other current assets	1,507	618

Accounts payable	(2,934)	(3,342)

Accrued compensation	(32)	(835)

Accrued commissions	263	(248)

Accrued interest	2,525	3,131

Deferred tax asset	28	—

Other accrued liabilities	(832)	776

Net cash (used in) provided by operating activities	(1,367)	2,191

Investing activities

Purchases of property, plant and equipment	(903)	(1,933)

Purchase of intangible assets	(2,123)	(750)

Other assets	84	(266)

Net cash used in investing activities	(2,942)	(2,949)

Financing activities

Repayment of long-term debt	(316)	(319)

Reduction of net proceeds from issuance of common stock in connection with Reorganization	(16)	—

Distributions to preferred unit holders	—	(200)

Net cash used in financing activities	(332)	(519)

Effect of exchange rate changes on cash	(103)	(179)

Net decrease in cash	(4,744)	(1,456)

Cash at beginning of period	25,814	4,106

Cash at end of period	$21,070	$2,650

Supplemental disclosure of cash flow information:

Interest paid	$348	$1,365

Supplemental disclosure of non-cash transactions:

Dividends and accretion of preferred unit fee related to redeemable preferred units	$—	$1,527

See accompanying notes.

DJ ORTHOPEDICS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.	General

Business

         dj Orthopedics, Inc. (“dj Orthopedics”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively, the “Company”), designs, manufactures and markets various lines of orthopedic recovery products and accessories and is the successor to a corporation established as DonJoy, Inc. in December 1982. DonJoy, Inc. was acquired by Smith & Nephew, Inc. (the “Former Parent”) effective September 18, 1987 through a purchase of all the then outstanding shares of stock. Smith & Nephew, Inc. is a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. In November 1996, DonJoy, Inc. was merged into Smith & Nephew, Inc. and began to operate as a division. Effective December 29, 1998, the Former Parent contributed the division’s net assets and shares of a Mexican subsidiary to DonJoy, L.L.C., then a newly formed Delaware limited liability company (“DonJoy”), and became the sole member of the new limited liability corporation.

Basis of Presentation

         The accompanying unaudited consolidated financial statements for the three months ended March 30, 2002 and March 31, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited consolidated financial statements at and for the three months ended March 30, 2002 and March 31, 2001 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended March 30, 2002 are not necessarily indicative of the results to be achieved for the entire year or future periods.

         The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of its wholly-owned Mexican subsidiary that manufactures a portion of dj Ortho’s products under Mexico’s maquiladora program, the accounts of its wholly-owned subsidiaries in Germany and the United Kingdom, and the accounts of its majority owned subsidiary in Australia. All intercompany accounts and transactions have been eliminated in consolidation. Minority interest at March 30, 2002, represents the minority stockholders’ proportionate share of the net assets of dj Australia.

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

         The Company’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The three-month period ended March 30, 2002 contained one less business day than the three-month period ended March 31, 2001, resulting in the Company recognizing $0.7 million less in revenues in the three-month period ended March 30, 2002 as compared to the corresponding period in 2001.

         Certain prior period balances have been reclassified to conform to the current presentation.

2001 Reorganization and Initial Public Offering

         dj Orthopedics, Inc. was capitalized with a nominal amount and incorporated in Delaware on August 16, 2001 and had nominal assets, no liabilities and no operations or revenues until November 20, 2001. Concurrently with the completion of its initial public offering on November 20, 2001, a newly-formed, wholly-owned subsidiary of dj Orthopedics, Inc. was merged with and into DonJoy with DonJoy being the surviving entity of the merger. In the merger, holders of the common and preferred units of DonJoy received shares of dj Orthopedics, Inc.’s common stock on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon to but excluding the date that the Reorganization was effective. A total of 10,055,566 shares of common stock were issued in the merger. In addition, immediately following the foregoing merger, DonJoy merged with and into dj Orthopedics, Inc. which was the surviving entity of the second merger. Both of these mergers are referred to herein as the “Reorganization”. Prior to the Reorganization, the operating results of DonJoy were allocated to the members. At the time of the Reorganization, members’ equity was reclassified into common stock and additional paid-in capital. Deferred income taxes at March 30, 2002 of $56.0 million primarily represent the difference in the book and tax basis of the assets of DonJoy at November 20, 2001. As of November 20, 2001 and giving effect to these merger transactions, 10,055,566 shares of common stock were issued and outstanding and an additional 7,800,000 shares of common stock were issued at $17.00 per share as part of the initial public offering.

Direct Distribution in Germany and the United Kingdom

         Effective January 1, 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through its two new 100% wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (“dj Germany”) and dj Orthopaedics UK Ltd (“dj UK”). Both dj Germany and dj UK replaced a third party distributor in those countries.

Per Share Information

         Earnings per share are computed in accordance with FASB Statement No. 128, “Earnings per share.” Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock for the period. For the three months ended March 30, 2002, options to purchase approximately 603,233 shares of common stock were excluded from the computation. The following table reconciles the denominators used in computing basic and diluted earnings per share (in thousands):

Quarter Ended March 30, 2002

Shares used in basic per share calculations - Weighted average common shares outstanding	17,856

Net effect of dilutive common share equivalents based on treasury stock method	200

Shares used in diluted net income per share computation	18,056

Pro forma income taxes and pro forma per share information

         The pro forma income tax expense and the calculations for pro forma income per share information reflect the Company’s operations for the three-month period ended March 31, 2001 as if the Reorganization occurred as of the beginning of 2001. Pro forma income tax expense represents the charge based on the Company’s operating results for the three-month period ended March 31, 2001 as if the Company were a corporation from the beginning of 2001, using an estimated combined federal and state tax rate of 40.0%. The pro forma basic and diluted per share information is computed based on the weighted average number of shares of common stock outstanding for the quarter. For comparative purposes, the 7,800,000 shares of common stock issued as part of the Company’s initial public offering have been included in the weighted averaged number of shares outstanding for the March 31, 2001 quarter, as if the shares were outstanding for the entire period. The computation of diluted pro forma per share information includes the dilutive effect of common stock equivalents for outstanding common stock options using the treasury stock method. The following table presents the information referenced above and reconciles the denominators used in computing basic and diluted earnings per share (in thousands, except per share amounts):

Three Months Ended March 31, 2001

Income before income taxes	1,303

Pro forma provision for income taxes	(521)

Pro forma net income	782

Less: Preferred unit dividends and accretion of preferred unit fees	(1,527)

Pro forma net loss available to common stockholders/members	(745)

Pro forma net loss per share available to common stockholders:

Basic	$(0.04)

Diluted	$(0.04)

Three Months Ended
March 31, 2001

Shares used in pro forma basic net loss per share computations — weighted average common shares outstanding	16,864

Net effect of dilutive common share equivalents based on treasury stock method	—

Shares used in pro forma diluted net loss per share computations — weighted average	16,864

Foreign Currency Translation

         The financial statements of the Company’s international operations, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of the consolidated statements of changes in stockholders’/members’ equity (deficit).

Recently Issued Accounting Standards

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently in some circumstances, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121,

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company adopted SFAS No. 142 effective January 1, 2002 at which time the Company reassessed the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets. Upon adoption of SFAS 142, the Company stopped amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which reduced amortization for the first three months of 2002 by $0.8 million, $0.5 million net of tax, compared to the first three months of 2001, and will reduce annual amortization expense by approximately $3.5 million, $2.2 million net of tax. The Company’s amortization expense for the first three months of 2001 would have been reduced by $0.9 million, $0.5 million net of tax, had the new rules been in effect during that period. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by the Company for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. In accordance with SFAS 142, the Company will complete an impairment test in the second half of 2002.

2.	Financial Statement Information

Inventories

Inventories consist of the following (in thousands):

	March 30,	December 31,
	2002	2001

Raw materials	$11,427	$12,852

Work-in-progress	1,240	1,049

Finished goods	17,304	14,238

	29,971	28,139

Less reserve for excess and obsolete	(2,710)	(3,000)

	$27,261	$25,139

         The reserves are primarily for excess and obsolete inventory as of March 30, 2002 and December 31, 2001 and include $0.8 million and $1.0 million, respectively, relating to the inventory acquired in the purchase of certain assets and assumption of certain liabilities of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”) in July 2000. The reserve recorded upon the acquisition totaled $5.1 million of which $0.2 million and $1.2 million was utilized during the three months ended March 30, 2002 and the twelve months ended December 31, 2001, respectively.

Intangible Assets

         Intangible assets arose primarily from the initial acquisition of DonJoy, Inc. in 1987 by the Former Parent, the Company’s acquisition of Professional Care Products, Inc. in 1995 and the Company’s acquisition of Orthotech in 2000. The licensing agreements pertain to the acquisition of the distribution rights of the PainBuster® products. In addition, the Company acquired certain distribution rights in 2002. Intangible assets consist of the following (in thousands):

	Useful Life	March 30,	December 31,
	(in years)	2002	2001

Patented technology	5-20	$13,651	$13,651

Customer base	15-20	12,200	12,200

Licensing agreements	5	3,915	3,915

Other	3-20	3,673	1,550

		33,439	31,316

Less accumulated amortization		(16,865)	(16,227)

		$16,574	$15,089

3.	Segment and Related Information

         dj Ortho has two reportable segments as defined by Financial Accounting Standards Board SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. dj Ortho’s reportable segments are business units that offer different products that are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex® based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other operating segments are included in specialty and other orthopedic products. None of the other segments met any of the quantitative thresholds for determining reportable segments, including our recently introduced line of surgical products. Information regarding industry segments is as follows (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net revenues:

Rigid knee bracing	$17,177	$15,853

Soft goods	15,492	14,594

Net revenues for reportable segments	32,669	30,447

Specialty and other complementary orthopedic products	10,572	8,608

Freight revenue	1,198	1,240

Total consolidated net revenues	$44,439	$40,295

Gross profit:

Rigid knee bracing	$12,620	$11,223

Soft goods	7,090	6,137

Gross profit for reportable segments	19,710	17,360

Specialty and other complementary orthopedic products	6,060	4,893

Freight revenue	1,198	1,240

Other cost of goods sold	(425)	35

Total consolidated gross profit	$26,543	$23,528

         The accounting policies of the reportable segments are the same as those described in Note 1 of the notes to dj Orthopedics’ consolidated financial statements included in dj Orthopedics’ 2001 Form 10-K filed with the Securities and Exchange Commission. dj Ortho allocates resources and evaluates the performance of segments based on gross profit and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. Intersegment sales were not significant for any period.

         For the three months ended March 30, 2002 and March 31, 2001, dj Ortho had no individual customer or distributor within a segment which accounted for more than 10% or more of total annual revenues.

         Assets allocated in foreign countries were not significant. Net revenues to customers, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

United States	$38,002	$34,449

Europe	3,233	2,739

Other countries	2,006	1,867

Freight revenue	1,198	1,240

Total consolidated net revenues	$44,439	$40,295

         dj Ortho does not allocate assets to reportable segments because all property and equipment are shared by all segments of dj Ortho.

4.	Condensed Consolidating Financial Information

         dj Ortho is a wholly-owned operating subsidiary of dj Orthopedics, Inc. and represents substantially all of the revenues and net income of dj Orthopedics, Inc., which has no independent assets or operations. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the senior subordinated notes. dj Orthopedics Development Corporation, a recently formed wholly-owned subsidiary of dj Ortho and a guarantor under the senior subordinated notes, has certain assets and receives a management fee from dj Ortho for operational purposes. dj Ortho’s obligations under the senior subordinated notes are guaranteed by dj Orthopedics, Inc. and dj Orthopedics Development Corporation. The guarantees of the senior subordinated notes by dj Orthopedics, Inc. and dj Orthopedics Development Corporation and any guarantee of the notes by a future parent or wholly-owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Orthopedics Development Corporation comprise all the direct and indirect subsidiaries of dj Orthopedics, Inc. (other than foreign subsidiaries). The Company has concluded that separate financial statements of dj Orthopedics, Inc., dj Ortho, DJ Capital and dj Orthopedics Development Corporation are not required to be filed as separate reports under the Securities Exchange Act of 1934. The senior subordinated notes and the Amended Credit Agreement contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics, Inc. unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders is obtained in the case of the credit facility. The indenture governing the senior subordinated notes and the credit facility permit dj Ortho to make distributions to dj Orthopedics, Inc. in amounts required for dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries. The restricted net assets of dj Orthopedics, Inc.’s consolidated subsidiaries were $116.8 million at March 30, 2002.

5.	Income Taxes

         In connection with the Reorganization on November 20, 2001, the Company became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. The Company’s estimated combined federal and state effective tax rate was 40% for 2001. The Company currently estimates its annual combined federal and state effective tax rate to be approximately 39% for 2002.

6.	Contingencies

         Several class action complaints alleging violations of the federal securities laws in connection with the Company’s November 15, 2001 initial public offering were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock. The Company is named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti,

Chairman of our Board of Directors, and the Underwriters of our initial public offering. The complaints seek unspecified damages and allege that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc Securities Litigation., Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. The Company believes the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company’s business.

         On February 13, 2002, the Company filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, the Company’s former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of the Company’s distributorship arrangements with them. The lawsuit presently is in the discovery phase. On April 19, 2002, the defendants filed their answer and counterclaims seeking payments of approximately $1.4 million for the repurchase of inventory. The Company intends to vigorously prosecute this litigation and to vigorously defend against the counterclaims brought by these entities. There can be no assurance that the Company will be successful in this litigation.

         On April 23, 2002, a breach of contract and declaratory relief lawsuit was filed against the Company in the Superior Court for the County of Orange, California, Case No. 02-CC-0620 by I-Flow Corporation (“I-Flow”). The suit alleges that the Company has violated a distributor agreement between the Company and I-Flow based on sales made by the Company of PainBuster® Pain Management System infusion kits for orthopedic procedures within the United States and Canada. The lawsuit seeks unspecified monetary damages and an injunction to enjoin sales outside of the orthopedic market and to prevent combinations of products within a single package. Further, I-Flow seeks a declaration from the court that there has been a material breach of the agreement permitting I-Flow to terminate the agreement at the end of a six month period. The Company intends to vigorously defend this litigation and to file its own counterclaims for money damages caused by I-Flow’s breach of the operative agreement. There can be no assurance that the Company will be successful in this litigation.

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

7.	Discontinued Acquisition Costs

         In March 2002, the Company decided to discontinue its pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in the first quarter of 2002 in the amount of $0.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

2001 Reorganization and Initial Public Offering

         dj Orthopedics, Inc. was capitalized with a nominal amount and incorporated in Delaware on August 16, 2001 and had nominal assets, no liabilities and no operations or revenues through November 20, 2001, the date of the reorganization and the closing of our initial public offering. Immediately prior to the consummation of our initial public offering on November 20, 2001, a newly-formed, wholly-owned subsidiary of dj Orthopedics, Inc. was merged with and into DonJoy, L.L.C. with DonJoy, L.L.C. being the surviving entity of the merger. In the merger, the holders of the common and preferred units of DonJoy, L.L.C. received shares of dj Orthopedics, Inc.’s common stock on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon to but excluding the date that the reorganization was effective. In addition, immediately following the foregoing transactions, the operating results of DonJoy, L.L.C. were allocated to its members. At the time of these mergers, members’ equity was reclassified into common stock and additional paid-in capital. Deferred income taxes in the balance sheet at March 30, 2002 of $56.0 million primarily represent the difference between the book and tax basis of the assets of DonJoy, L.L.C. at November 20, 2001. As of November 20, 2001 and giving effect to these merger transactions, 10,055,566 shares of common stock were issued and outstanding and an additional 7,800,000 shares of common stock were issued at $17.00 per share as part of the initial public offering.

Acquisitions and Other Recent Transactions

         Effective March 5, 2001, we invested $0.9 million in an Australian joint venture, dj Orthopaedics Pty Ltd (dj Australia), which is 60% owned by dj Orthopedics, LLC. dj Australia replaced our Smith & Nephew distributor in Australia and also sells the TiMax™ and surgical knee product lines. As a majority owned subsidiary, dj Australia’s financial results are included in our consolidated financial statements.

         On June 1, 2001, we completed the acquisition of substantially all of the assets and liabilities of Alaron Technologies, L.L.C. (“Alaron”) for an aggregate cash purchase price of $500,000. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. We purchased primarily equipment and acquired technology. The Alaron acquisition has been accounted for using the purchase price method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The acquisition also provided order fulfillment and supply chain management systems and software for our new Alaron Surgical™ division. These systems will allow us to better serve the overall sports medicine market by offering our surgical products in procedure-specific kits. In connection with the Alaron acquisition, we entered into an employment agreement with Paul K. Nichols, a principal owner of Alaron Technologies, L.L.C. who serves as a Senior Vice President and head of the Alaron Surgical™ division.

         Effective January 1, 2002, we commenced direct distribution of our products in Germany and the United Kingdom through our two new 100% wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (“dj Germany”) and dj Orthopaedics UK Ltd (“dj UK”). Both dj Germany and dj UK replaced a third party distributor in those countries.

Possible Acquisitions

         We are continuing to negotiate the acquisition of a European manufacturer of rigid braces that is also one of our European distributors. Consummation of the acquisition is subject to completion of our due diligence, execution of definitive agreements, receipt of necessary financing and the receipt of necessary regulatory approvals and, accordingly, we cannot assure you that the acquisition will be consummated. If consummated, we anticipate that this transaction would close during the third quarter of 2002. Our acquisition of this company, if consummated, is part of our strategy to expand our direct distribution capability in selected international markets where we believe that there is significant potential to increase sales due to high per capita health care expenditures.

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

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         Reserve for Discounts and Allowances. We maintain a reserve for discounts and allowances for: i) contractual allowances for reimbursement amounts from our third-party payors based on negotiated contracts; and, ii) for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third-party payors for our third party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. We reserve and reduce revenues between 7% and 23% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed under the third-party payors, primarily for various reasons which we categorize as billing exceptions. Direct billed customers represent approximately 55% of our net receivables at March 30, 2002 and have historically had write-off’s of less than 1%. Our third-party reimbursement customers represent 45% of our net receivables at March 30, 2002 and we estimate the bad debt expense to be approximately 7-8% of amounts due from non third-party payors. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional allowances may be required. In addition to the above, we have an additional reserve for discounts and allowances for third party reimbursement receivables which were originally billed through a third party insurance billing company whose contract was canceled in 2001 due to lack of timely and thorough filings with third party payors. We have transferred and consolidated these receivables to our single, more experienced third party billing company and expect to collect approximately 40% to 50% on these receivables, which represent approximately 23% of our net third party reimbursement receivable balance at March 30, 2002. If claims are denied in excess of our estimates, our estimates of the recoverability of amounts due us could be reduced by a material amount.

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

         Valuation Allowance. As of March 30, 2002, we have approximately $56.0 million of net deferred tax assets related principally to tax deductible goodwill not recognized for book purposes, for which no valuation realization allowance has been recorded. Realization of our deferred tax assets is dependent on our ability to generate approximately $140.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis and assess the need for valuation allowances.

         Goodwill and Other Intangibles. In assessing the recoverability of the dj Orthopedics gross goodwill and other intangibles which total $102.9 million at March 30, 2002, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for those assets not previously recorded.

Segments

         We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. Our product lines include rigid knee braces, soft goods, a portfolio of specialty and other complementary orthopedic products and our recently introduced line of surgical products. Our rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries to the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Our portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity walkers, upper extremity braces, cold therapy systems and pain management delivery systems. Our recently introduced surgical products include fixation devices for soft tissue repair in the knee as well as to address cartilage damage due to trauma or osteoarthritis. These products are reported in the specialty and other complementary products segment. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See note 3 of the notes to our unaudited consolidated financial statements. We began selling our Alaron SurgicalTM products in the third quarter of 2001.

         Set forth below is revenue and gross profit information for our product lines for the quarters ended March 30, 2002 and March 31, 2001.

	Three Months Ended

	March 30,	March 31,
	2002	2001

	(in thousands)
Rigid knee braces:

Net revenues	$17,177	$15,853

Gross profit	12,620	11,223

Gross profit margin	73.5%	70.8%

Soft goods:

Net revenues	$15,492	$14,594

Gross profit	7,090	6,137

Gross profit margin	45.8%	42.1%

Specialty and other complementary orthopedic products:

Net revenues	$10,572	$8,608

Gross profit	6,060	4,893

Gross profit margin	57.3%	56.8%

         Our products are marketed globally under primarily the DonJoy® and ProCare® brand names through several distribution channels. Our recently introduced surgical products are marketed under the Alaron Surgical™ brand name. In addition, we market a portion of our products under the TiMax™ brand name, which is marketed exclusively in Australia through our Australian subsidiary and competitor brands marketed through our OfficeCare® program.

Domestic Sales

         Excluding freight revenue, domestic sales accounted for approximately 88% of our net revenues for each of the three months ended March 30, 2002 and March 31, 2001. In the United States, a majority of our rigid knee braces are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both rigid knee braces and our surgical products are sold by 39 commissioned sales agents who employ approximately 213 sales representatives. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements. The majority of our soft goods products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell the soft goods products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

International Sales

         Excluding freight revenue, international sales accounted for approximately 12% of our net revenues for each of the first three months of 2002 and 2001. The following table sets forth the percentage of our international net revenues, excluding freight revenue, by country:

	Three Months Ended

	March 30,	March 31,
	2002	2001

Germany/Austria	40%	25%

Australia	20%	2%

Canada	9%	13%

Italy	2%	11%

Other countries	29%	49%

         The “Other countries” category consists primarily of sales in Belgium, the United Kingdom, the Czech Republic, Denmark, Japan and Spain with no one country accounting for 10% or more of our international net revenues, excluding freight revenue, during such periods.

         International sales are currently made primarily through two distinct channels: independent third party distributors (such as in Italy), including through the remaining Smith & Nephew sales organizations, and through wholly or majority owned foreign subsidiaries in Canada (since May 2002), in Germany/Austria and the United Kingdom (since January 1, 2002) and in Australia (since March 2001). International sales made through Smith & Nephew sales organizations were 11% and 20% of our international sales, exclusive of freight revenue, in the first three months of 2002 and the first three months of 2001, respectively. We believe future opportunities for sales growth within international markets are significant. We intend to continue to selectively replace our third-party independent distributors with wholly or partially owned distributors in key countries where we believe the opportunity for growth is significant due to higher per capita health care spending. We believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements, to benefit from the sale of our higher margin products and to capture the distributor’s margin. The establishment of our Australian subsidiary and our wholly-owned subsidiary distributorships in Germany and the United Kingdom represented our initial steps in pursuing this strategy. In May 2002, we started direct distribution of our products in Canada through a wholly-owned subsidiary, replacing the existing Smith & Nephew sales organization. Our possible acquisition, if consummated, would continue this strategy.

         Since our international sales have historically been made in U.S. dollars, our results of operations have not been directly impacted by foreign currency exchange fluctuations. However, as was the case in the first three months of 2002 and 2001, the volume and product mix of international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases. International sales in the first quarter of 2002 and 2001 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European customers. In March 2001, we began selling products through our Australian subsidiary in Australian dollars. Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

OfficeCare® Program

         In 1996, in response to the needs of its customers, we launched the OfficeCare® program, an inventory management and insurance billing program for our U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third party payor or from the patient when self-pay is applicable. The majority of these billings are performed by an independent third-party contractor.

         Since its inception, the OfficeCare® program has been promoted specifically to provide our orthopedic sports medicine surgeons with a broad array of soft goods and certain other specialty products for immediate patient use. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been our customers. As of March 30, 2002, the OfficeCare® program was located at over 600 physician offices throughout the United States.

         The OfficeCare® program represented approximately 14% and 12% of our net revenues, excluding freight revenue, for the first three months of 2002 and 2001, respectively, with sales of soft goods and specialty and other complementary orthopedic products representing the majority of such sales. The OfficeCare® program involves our soft goods products, but is designed to also strengthen our relationship with the surgeon, and serves to provide a pull-through effect for both existing and planned sales of our higher margin products. The OfficeCare® program has historically experienced a strong growth rate, with an increase of sales of 27% in the first three months of 2002 over the first three months of 2001, primarily related to increases in the number of physician offices participating in the program along with increases in walker and general soft goods sales.

         As a result of the growth of the program, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, the OfficeCare® program has increased our involvement in the third-party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable discounts and allowance requirements. The increase in the accounts receivable discounts and allowances for the OfficeCare® program is the primary reason for the increase in our accounts receivable discounts and allowances at March 30, 2002.

Manufacturing Cost Reduction Initiatives

         Over the past several years, we have undertaken initiatives designed to further strengthen our overall manufacturing cost structure and improve operating efficiency. In order to take advantage of the lower labor costs in Mexico, in 1993 we began manufacturing certain of our labor intensive operations, principally sewing, final assembly and packaging, in Tijuana, Mexico. In 1998, we completed the consolidation of our domestic operations into one location in Vista, California. In 2000, we completed the acquisition and consolidation of certain assets and the assumption of certain liabilities of DePuy Orthopaedic Technology, Inc. (“DePuy Orthotech”), a subsidiary of Johnson & Johnson, related to DePuy Orthotech’s bracing and soft goods business (“Orthotech”) into our Vista, California location.

         In 2001, we consolidated our two separate Mexican operations into one campus location and have listed the vacated facility for sale. We have recently leased additional space in Mexico, directly within the current campus. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico and utilize the resulting additional capacity in our U.S. facilities to manufacture our more technologically advanced, high value products. We have begun to take advantage of our operating efficiencies by moving our post operative and walker lines to Mexico. In the first quarter of 2002, we completed the remaining migration of our sewing operations previously performed at our Vista facilities to Mexico. The upgrade to our computer systems has allowed us to incorporate a complete build-to-demand production cycle which has allowed us to reduce our inventory levels in specific areas. We have converted our manufacturing scheduling to produce finished goods upon customer demand. We will further convert our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes will allow us to decrease the level of inventory necessary to operate the business and reduce the risk of excess and obsolete inventory. We have also reorganized our manufacturing facility into product focused groups. The reorganization and streamlining of the manufacturing facility is expected to reduce the total manufacturing costs, principally overhead costs. In addition, we intend to further automate our manufacturing operations in the rigid knee brace product line through the use of more technologically advanced fabrication and equipment systems. We will continue to rationalize raw materials used in the production of our existing products, thereby enabling us to leverage our purchasing power. Finally, in order to achieve further cost savings, we have completed the reduction of a number of our stock keeping units (SKUs) without impacting service or breadth of our product range.

Basis of Presentation; Taxes

         Upon the consummation of the initial public offering and our reorganization into corporate form in 2001, we became subject to the payment of federal income taxes and are required to file a separate federal tax return. In addition, deferred income taxes of $56.0 million on the balance sheet at March 30, 2002 primarily represent the difference between the book and tax basis of the assets of DonJoy, L.L.C. at November 20, 2001. The indenture governing our senior subordinated notes and the credit facility currently permit dj Orthopedics, LLC to make distributions to dj Orthopedics, Inc. in amounts required for dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Orthopedics, LLC and its subsidiaries.

         Our estimated combined federal and state effective tax rate was 40% for 2001. We currently estimate our annual combined federal and state effective tax rate to be approximately 39% for 2002.

Results of Operations

         We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on what day of the week holidays fall on. The first three months of 2002 contained one less business day than the first three months of 2001, which resulted in approximately $0.7 million less revenue in the first three months of 2002 as compared to the first three months of 2001. The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net revenues:

Rigid knee bracing	38.6%	39.3%

Soft goods	34.9	36.2

Specialty and other complementary orthopedic products	23.8	21.4

Revenues from product lines	97.3	96.9

Freight revenue	2.7	3.1

Total consolidated net revenues	100.0	100.0

Cost of goods sold	40.3	41.6

Gross profit	59.7	58.4

Sales and marketing	32.1	28.2

General and administrative	14.0	13.6

Research and development	1.2	1.7

Income from operations	12.4	14.9

Interest expense	(7.0)	(11.9)

Interest income	0.3	0.2

Discontinued acquisition costs	(0.3)	—

Income before income taxes	5.4	3.2

Provision for income taxes	(2.1)	—

Net income	3.3%	3.2%

Three Months Ended March 30, 2002 Compared To Three Months Ended March 31, 2001

Net Revenues. Net revenues increased $4.1 million, or 10.3%, to $44.4 million for the first three months of 2002 from $40.3 million for the first three months of 2001 primarily as a result of sales through our international direct distribution in Germany, increased sales through our majority owned subsidiary in Australia and increased sales through our OfficeCare® program, offset by lower sales in our international non-direct export channel. The first three months of 2002 contained one less business day than the first three months of 2001, which resulted in approximately $0.7 million less revenue in the first three months of 2002 versus the comparable period in 2001. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $1.3 million over the prior period due to growth in the sales of the ligament and post-operative product lines. Soft goods sales, excluding freight revenue, increased by $0.9 million over the prior period due primarily due to a $0.3 million growth of soft goods sales through the OfficeCare® program, $0.4 million from increased sales of wrist splints and shoulder braces, including those sold through the OfficeCare® program, and soft goods sales through our direct distributors in Germany and the United Kingdom. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $2.0 million over the prior period due primarily to a $1.1 million increase in sales of lower extremity walkers and cold therapy units, including those sold through the OfficeCare® program, along with $0.7 million in surgical product sales in dj Australia. Specialty and other complementary product sales in the first three months of 2002 included less than $0.2 million from sales of our Alaron Surgical™ products, which were introduced in August 2001.

Gross Profit. Gross profit increased $3.0 million, or 12.8%, to $26.5 million for the first three months of 2002 from $23.5 million for the first three months of 2001. Gross profit margin increased from 58.4% for the first three months of 2001 to 59.7% for the first three months of 2002 primarily reflecting the effect of the movement of additional soft goods manufacturing to our Mexican subsidiary and the commencement of direct sales distribution through our subsidiaries in Australia, Germany and the United Kingdom. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $1.4 million, with gross profit margin increasing to 73.5% for the first three months of 2002 from 70.8% for the comparable period in 2001. This increase primarily reflects the in-market profit gained through our direct distribution in Australia, Germany and the United Kingdom. Gross profit, excluding freight revenue, for the soft goods segment increased $1.0 million, with gross profit margin increasing to 45.8% for the first three months of 2002 from 42.1% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines due to movement of this production to our Mexican subsidiary to take advantage of labor savings. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $1.2 million, with gross profit margin remaining fairly consistent at 57.3% for the first three months of 2002 as compared to 56.8% for the comparable period in 2001.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.9 million, or 25.4%, to $14.3 million for the first three months of 2002 from $11.4 million for the first three months of 2001. The increase primarily reflects increased commissions ($1.0 million) due to higher sales of domestic products, increased costs ($0.8 million) related to increased volume in the OfficeCare® program and increased costs ($0.9 million) related to our foreign subsidiaries that became operational in March 2001 (dj Australia) and in January 2002 (dj Germany and dj UK). Overall, sales and marketing expenses increased as a percentage of revenues to 32.1% in the first three months of 2002 from 28.2% in the comparable period of 2001.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 13.0%, to $6.2 million for the first three months of 2002 from $5.5 million for the first three months of 2001. The increase was primarily due to increased costs ($0.4 million) related to our foreign subsidiaries in Australia, Germany and the United Kingdom and expenses associated with our new status as a publicly-traded company. Overall, general and administrative expenses increased as a percentage of revenues to 14.0% for the first three months of 2002 from 13.6% for the comparable period of 2001.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 16.4%, from $0.7 million for the first three months of 2001 to $0.6 million for the first three months of 2002 primarily due to lower salaries and benefits in the first three months of 2002. During the first three months of 2002, we introduced the Adjustable OA Defiance™ brace and the DonJoy® Shoulder Stabilizer brace. In May 2002, we introduced the Alaron Surgical OsteoTrac™ System, a high tibial osteotomy device.

Interest Expense. Interest expense decreased approximately $1.7 million, or 35.0%, to $3.1 million in the first three months of 2002 from $4.8 million in the first three months of 2001. Interest expense for the first three months of 2001 reflects interest expense on $36.8 million of term loans, the $20.6 million borrowing under the revolving credit facility, and $100.0 million of our senior subordinated notes. With the $25.0 million principal payment on the senior subordinated notes and the repayment of the entire revolving credit facility in the fourth quarter of 2001 with the proceeds of our initial public offering, interest expense for the first three months of 2002 only reflects interest expense on the term loans and the remaining $75.0 million principal amount of our senior subordinated notes.

Provision for Income Taxes. Income tax expense was $0.9 million for the first three months of 2002. Upon the consummation of the initial public offering and our reorganization into corporate form in November 2001, we became subject to the payment of federal income taxes. The annual federal and state effective tax rate is estimated to be 39% for 2002, compared to a 40% annual federal and state effective tax rate recorded from the date of the reorganization to the end of the fiscal year in 2001.

Discontinued Acquisition Costs. In March 2002, we decided to discontinue our pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in the first quarter of 2002 in the amount of $0.2 million.

Liquidity and Capital Resources

         Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total long-term indebtedness at March 30, 2002 was $110.7 million.

         Net cash provided by (used in) operating activities was $(1.4) million and $2.2 million in the first three months of 2002 and 2001, respectively. The decrease of $3.6 million in the first three months of 2002 primarily reflects increased accounts receivable levels associated with increased sales and our new direct distributors in Germany and the United Kingdom and increased inventory levels in conjunction with the working capital needs associated with our new direct distributors in Germany and the United Kingdom.

         Cash flows used in investing activities were $2.9 million in the first three months of 2002 and 2001. Capital expenditures in the first three months of 2002 primarily reflected the reacquisition of distribution rights in conjunction with a terminated distribution agreement.

         Capital expenditures for the remainder of 2002 are estimated at $4.8 million and primarily constitute maintenance capital expenditures. Our credit facility limits our ability to make capital expenditures. In the event that the amount of capital expenditures permitted to be made by us under our credit facility in any fiscal year is greater than the actual amount of capital expenditures during such fiscal year, then 75% of such excess may be carried forward and utilized in the immediately succeeding fiscal year, subject to certain restrictions.

         Cash flows used in financing activities were $0.3 million and $0.5 million in the first three months of 2002 and 2001, respectively. The decrease in the first three months of 2002 reflects the elimination of distributions to the members of DonJoy, L.L.C., to pay income taxes in respect of their allocable share of taxable income of DonJoy, L.L.C., the predecessor of the Company, and its subsidiaries in the first three months of 2001, which was permitted under the indenture and the credit facility prior to our reorganization in November 2001.

Contractual Obligations and Commercial Commitments

         The $75.0 million of outstanding senior subordinated notes, due 2009, bear interest at 12 5#8%, payable semi-annually on June 15 and December 15. The credit facility provides for two term loans, of which $36.8 million was outstanding at March 30, 2002. The first term loan, in the original amount of $15.5 million, was borrowed in connection with our 1999 recapitalization and the second term loan, in the original amount of $24.0 million, was borrowed to finance the Orthotech acquisition. We also have available up to $25.0 million under the revolving credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of March 30, 2002, we did not have any amount outstanding under that facility. Borrowings under the term loans and on the revolving credit facility bear interest at variable rates plus an applicable margin. At March 30, 2002, the effective interest rate on the term loans was 5.06%.

         We are required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if our leverage ratio exceeds a certain level). We had no excess cash flow at December 31, 2001 or December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Orthopedics, LLC or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Orthopedics, LLC or any of our other subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at March 30, 2002 or December 31, 2001.

         The credit facility and the indenture impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. In addition, the credit facility requires us to maintain certain financial ratios. At March 30, 2002, we were in compliance with all of these covenants. Indebtedness under the credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

         In addition to our obligations under our credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. IMD b.v. will be the future supplier of our bone growth stimulator product, Orthopulse™. If final FDA approval of this product is obtained, which is not expected until the end of 2002, we will be required to make a $2.0 million payment to IMD for the exclusive U.S. distribution rights of this product. Under the current arrangement and anticipated final FDA approval in the fourth quarter of 2002, we are expecting to make a payment of $1.0 million in the fourth quarter of 2002 and $1.0 million payment in the first quarter 2003 for the U.S. distribution rights. The contract also calls for minimum purchases of inventory over 2002 and 2003, which are not dependent on the final FDA decision on the premarket approval application for OrthoPulse™. We recorded $0.5 million and $0.8 million in inventory payments in 2001 and 2000, respectively, as advances on our inventory commitments to IMD and we made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001. Australian Surgical Design and Manufacture Pty Limited (ASDM) is a supplier of our surgical knee products in Australia. Our arrangement with ASDM also requires minimum purchase requirements of approximately 7.0 million and 8.3 million Australian dollars in 2002 and 2003, respectively, along with the minimum purchase of 50 instrument sets of the ASDM Knee for each respective year, with minimum purchase obligations to be mutually agreed upon in 2004 through 2006. We are also required to make specified minimum royalty payments of $0.2 million per year related to our OnTrack® product for 2002 through 2005. All other required minimum royalty payments on our products are negligible.

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

Seasonality

         We generally record our highest net revenues in the first and fourth quarters due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. Conversely, we generally have lower net revenues during our second and third quarters as a result of decreased sports activity and fewer orthopedic surgeries. Our results of operations would be adversely and disproportionately affected if our sales were substantially lower than those normally expected during our first and fourth quarters.

Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No.142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually, or more frequently in some circumstances, for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We adopted SFAS No. 142 effective January 1, 2002 at which time we were required to reassess the intangible assets, including goodwill, previously recorded in connection with previous purchase acquisitions, as well as the useful lives of such intangible assets. Upon adoption of SFAS 142, we stopped amortizing goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which reduced amortization for the first three months of 2002 by $0.8 million, $0.5 million net of tax, and will reduce annual amortization expense by approximately $3.5 million, $2.2 million net of tax. Goodwill and intangibles with indefinite lives will be assigned to reporting units as determined by us for purposes of impairment testing and tested using a two-step approach for impairment annually or whenever there is an impairment indicator. In accordance with SFAS 142, we will complete an impairment test in the second half of 2002.

Forward Looking Statements

         This quarterly report on Form 10-Q includes forward-looking statements, in accordance with Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in our annual report on Form 10-K for the year ended December 31, 2001. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements are discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of March 30, 2002, we had $75.0 million principal amount of fixed rate debt represented by our senior subordinated notes and $36.8 million of variable rate debt represented by borrowings under the credit facility (at an interest rate of 5.06% at March 30, 2002). Based on our current balance outstanding under the credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. At March 30, 2002, up to $25.0 million of variable rate borrowings were available under the revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. As all of our sales have historically been denominated in U.S. dollars, we have not been subject to foreign currency exchange risk. However, as was the case in the first three months of 2002 and fiscal year 2001, the volume and product mix of international sales has been and may continue to be adversely impacted by foreign currency exchange fluctuations as changes in the rate of exchange between the U.S. dollar and the applicable foreign currency will affect the cost of our products to our customers and thus may impact the overall level of customer purchases. International sales in the first three months of 2002 and fiscal year 2001 were adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European customers. In March 2001, we began selling products through our Australian subsidiary in Australian dollars. Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

         Our distribution and purchase agreement with IMD has provisions tied to the fluctuation of the Euro. In the event the value of the Euro in U.S. dollars on the date of payment of the $2.0 million licensing fee changes from a specified rate, the licensing fee shall be adjusted to reflect the then current exchange rate. After giving effect to these currency fluctuations, the difference between the adjusted licensing fee and the original $2.0 million licensing fee will be recovered by us through the purchase of additional products from IMD. We anticipate mitigating these risks by entering into hedging transactions later in 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Several class action complaints alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock. We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, Chairman of our Board of Directors, and the Underwriters of our initial public offering. The complaints seek unspecified damages and allege that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on our business.

         On February 13, 2002, we filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, our former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of our distributorship arrangements with them. The lawsuit presently is in the discovery phase. On April 19, 2002, the defendants filed their answer and counterclaims seeking payments of approximately $1.4 million for the repurchase of inventory. We intend to vigorously prosecute this litigation and to vigorously defend against the counterclaims brought by these entities. We cannot assure you that we will recover any amounts as a result of our claims against these entities.

         On April 23, 2002, a breach of contract and declaratory relief lawsuit was filed against us in the Superior Court for the County of Orange, California, Case No. 02-CC-0620 by I-Flow Corporation (“I-Flow”). The suit alleges that we have violated a distributor agreement between us and I-Flow based on sales made by us of PainBuster® Pain Management System infusion kits for orthopedic procedures within the United States and Canada. The lawsuit seeks unspecified monetary damages and an injunction to enjoin sales outside of the orthopedic market and to prevent combinations of products within a single package. Further, I-Flow seeks a declaration from the court that there has been a material breach of the agreement permitting I-Flow to terminate the agreement at the end of a six-month period. We intend to vigorously defend this litigation and to file our own counterclaims for money damages caused by I-Flow’s breach of the operative agreement. There can be no assurance that we will be successful in this litigation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended March 30, 2002.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2002 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC.

(Registrant)

Date:	May 14, 2002	BY:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)

Date:	May 14, 2002	BY:	/s/ CYRIL TALBOT III Cyril Talbot III Chief Financial Officer and Secretary (Principal Financial Officer)