Form 10-Q
period 2002-06-29
DJ ORTHOPEDICS INC
filed 2002-08-13
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

Commission File Number 001-16757

DJ ORTHOPEDICS, INC.

(Exact name of registrant as specified in charter)

DELAWARE	3842	33-0978270

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

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

Yes [X] No [   ]

The number of shares of the Registrant’s Common Stock outstanding at June 29, 2002 was 17,855,566 shares.

DJ ORTHOPEDICS, INC	PAGE

FORM 10-Q INDEX

EXPLANATORY NOTE

     dj Orthopedics, Inc. (“dj Orthopedics”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively, the “Company”), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. dj Orthopedics was incorporated in Delaware in August 2001. We are the successor to DonJoy, L.L.C. (“DonJoy”), which, prior to June 30, 1999, was wholly-owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly-owned subsidiary of dj Orthopedics.

     This Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for dj Orthopedics. dj Orthopedics and dj Orthopedics Development Corporation (“dj Development”), a wholly-owned subsidiary of dj Ortho, guarantee dj Ortho’s bank borrowings and the 12 5/8% Senior Subordinated Notes (the “Notes”) issued by dj Ortho and DJ Orthopedics Capital Corporation (“DJ Capital”), a wholly-owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and the Company’s non-guarantor subsidiaries in the aggregate have been provided within the footnotes to the financial statements included herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 29,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,312	$25,814
Accounts receivable, net of provision for contractual allowances and doubtful accounts of $16,609 and $8,741 at June 29, 2002 and December 31, 2001, respectively	44,059	45,176
Inventories, net	23,287	25,139
Deferred tax asset, current portion	6,350	6,350
Other current assets	2,097	4,285

Total current assets	99,105	106,764
Property, plant and equipment, net	15,254	15,343
Goodwill	55,498	55,498
Intangible assets, net	14,985	15,090
Debt issuance costs, net	4,111	4,501
Deferred tax asset	52,243	49,686
Other assets	980	1,040

Total assets	$242,176	$247,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,713	$9,825
Accrued compensation	3,316	2,090
Accrued commissions	1,516	1,218
Long-term debt, current portion	1,274	1,274
Accrued interest	539	386
Other accrued liabilities	7,487	8,075

Total current liabilities	20,845	22,868
12 5/8% Senior Subordinated Notes	73,926	73,848
Long-term debt, less current portion	35,177	35,812
Minority interest	205	154
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at June 29, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,855,566 shares issued and outstanding at June 29, 2002 and December 31, 2001	179	179
Additional paid-in-capital	65,347	65,642
Notes receivable from officers	(2,185)	(2,082)
Accumulated other comprehensive income (loss)	480	(110)
Retained earnings	48,202	51,611

Total stockholders’ equity	112,023	115,240

Total liabilities and stockholders’ equity	$242,176	$247,922

See accompanying notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net revenues	$45,709	$42,988	$90,148	$83,283
Costs of goods sold (Note 3)	21,611	17,913	39,507	34,680

Gross profit	24,098	25,075	50,641	48,603
Operating expenses:
Sales and marketing (Note 3)	18,555	12,137	32,822	23,514
General and administrative	7,670	6,573	13,874	12,064
Research and development	670	634	1,227	1,300
Impairment of long-lived assets (Note 5)	1,918	—	1,918	—

Total operating expenses	28,813	19,344	49,841	36,878

Income (loss) from operations	(4,715)	5,731	800	11,725
Interest expense and other, net	(2,987)	(4,472)	(6,125)	(9,163)

Income (loss) before income taxes	(7,702)	1,259	(5,325)	2,562
Benefit for income taxes	2,843	—	1,916	—

Net income (loss)	(4,859)	1,259	(3,409)	2,562
Less: Preferred unit dividends and accretion of preferred unit fees	—	(1,579)	—	(3,106)

Net loss available to common stockholders	$(4,859)	$(320)	$(3,409)	$(544)

Basic and diluted net loss per share	$(0.27)	N/A	$(0.19)	N/A

Basic and diluted weighted average shares outstanding used to calculate per share information	17,856	N/A	17,856	N/A

For the required information related to the pro forma impact of income taxes on net loss per share, see Note 1.

See accompanying notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Operating activities
Net income (loss)	$(3,409)	$2,562
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	6,889	4,789
Provision for excess and obsolete inventories	1,481	159
Provision for impairment of long-lived assets	1,918	—
Depreciation and amortization	3,629	4,638
Amortization of debt issuance costs and discount on Senior Subordinated Notes	468	563
Other non-cash adjustments	73	348
Changes in operating assets and liabilities, net	(8,349)	(11,877)

Net cash provided by operating activities	2,700	1,182
Investing activities
Purchases of property, plant and equipment	(2,361)	(3,481)
Proceeds from the sale of property, plant and equipment	226	—
Purchase of intangible assets	(2,765)	(750)
Investment in Alaron	—	(125)
Other assets, net	60	(545)

Net cash used in investing activities	(4,840)	(4,901)
Financing activities
Repayment of long-term debt	(635)	(5,638)
Net proceeds from issuance of equity securities	—	9,564
Additional costs related to initial public offering	(317)	—
Distributions to preferred unit holders	—	(200)

Net cash (used in) provided by financing activities	(952)	3,726
Effect of exchange rate changes on cash	590	(133)

Net decrease in cash and cash equivalents	(2,502)	(126)
Cash and cash equivalents at beginning of period	25,814	4,106

Cash and cash equivalents at end of period	$23,312	$3,980

See accompanying notes.

DJ ORTHOPEDICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. General

Business and Organization

     dj Orthopedics, Inc. (“dj Orthopedics”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively, the “Company”), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. dj Orthopedics was incorporated in Delaware in August 2001. dj Orthopedics is the successor to DonJoy, L.L.C. (“DonJoy”), which, prior to June 30, 1999, was wholly-owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly-owned subsidiary of dj Orthopedics.

     Effective January 1, 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through its two new wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (“dj Germany”) and dj Orthopaedics UK Ltd (“dj UK”). dj Germany and dj UK replaced third-party distributors in those countries. Effective May 7, 2002, the Company commenced direct distribution of its products in Canada through its wholly-owned subsidiary, dj Ortho, Canada Inc. (“dj Canada”), replacing the Smith & Nephew sales organization, which previously distributed the Company’s products in Canada.

Basis of Presentation

     The accompanying unaudited consolidated financial statements for the three and six months ended June 29, 2002 and June 30, 2001, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited consolidated financial statements at and for the three and six months ended June 29, 2002 and June 30, 2001, respectively, have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Notes 3 and 5) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended June 29, 2002 are not necessarily indicative of the results to be achieved for the entire year or future periods.

     The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly-owned subsidiaries, dj Orthopedics Development Corporation (“dj Development”) and DJ Orthopedics Capital Corporation (“DJ Capital”), the accounts of dj Ortho’s wholly-owned Mexican subsidiary that manufactures a portion of dj Ortho’s products under Mexico’s maquiladora program, the accounts of dj Ortho’s wholly-owned subsidiaries in Canada, Germany and the United Kingdom, and the accounts of dj Ortho’s majority owned subsidiary in Australia (formed March 2001). All intercompany accounts and transactions have been eliminated in consolidation. Minority interest at June 29, 2002 represents the minority stockholders’ proportionate share of the net assets of dj Australia.

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

Per Share Information

     Earnings per share are computed in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. For the three and six months ended June 29, 2002, all stock options had exercise prices which exceeded the average fair market value of the Company’s common stock for these periods presented and were therefore excluded from the computation.

Pro Forma Income Taxes and Pro Forma Per Share Information

     The pro forma income tax expense and the calculations for pro forma per share information reflect the Company’s operations for the three and six-month periods ended June 30, 2001 as if the Reorganization occurred as of the beginning of 2001. Pro forma income tax expense represents the charge based on the Company’s operating results for the three and six-month periods ended June 30, 2001 as if the Company were a corporation from the beginning of 2001, using an estimated combined worldwide effective tax rate of 40.0%. The pro forma basic and diluted per share information is computed based on the weighted average number of shares of common stock outstanding for the three and six-month periods ended June 30, 2001. For comparative purposes, the 7,800,000 shares of common stock issued as part of the Company’s initial public offering have been included in the weighted averaged number of shares outstanding for the three and six months ended June 30, 2001, as if the shares were outstanding for the entire periods. Basic and diluted shares used for the calculation of pro forma earnings per share were the same due to the net loss position of the Company for the three and six months ended June 30, 2001 since all weighted average common share equivalents were antidilutive. The following table presents the information referenced above (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Income before income taxes	$1,259	$2,562
Pro forma provision for income taxes	(504)	(1,025)

Pro forma net income	755	1,537
Less: Preferred unit dividends and accretion of preferred unit fees	(1,579)	(3,106)

Pro forma net loss available to common stockholders	$(824)	$(1,569)

Basic and diluted pro forma net loss per share available to common stockholders	$(0.05)	$(0.09)

Basic and diluted weighted average common shares outstanding used in pro forma net loss per share computations	17,082	16,905

Foreign Currency Translation

     The financial statements of the Company’s international operations, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity.

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In addition, SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill.

     The following table presents the impact of SFAS 142 on net income (loss) had the standard been in effect for the three and six months ended June 30, 2001 (in thousands):

	Three months ended		Six months ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported net income (loss)	$(4,859)	$1,259	$(3,409)	$2,562
Adjustments:
Amortization of goodwill and intangibles	—	879	—	1,751
Income tax effect	—	—	—	—

Net adjustments	—	879	—	1,751

Adjusted net income (loss)	$(4,859)	$2,138	$(3,409)	$4,313

     Comparative per share information is not presented in the table above because it is not meaningful.

     Components of intangible assets acquired in prior purchase business combinations and acquired as individual assets are as follows (in thousands):

		June 29, 2002		December 31, 2001

		Gross Carrying	Net Carrying	Gross Carrying	Net Carrying
	Useful Life	Amount	Amount	Amount	Amount

Amortizable intangible assets:
Patented technology	5-20 years	$14,294	$3,385	$13,651	$3,094
Customer base	15-20 years	12,200	8,151	12,200	8,459
Licensing agreements	5 years	2,300	980	4,215	2,751
Other	3-20 years	3,373	2,469	1,250	786

		$32,167	$14,985	$31,316	$15,090

Unamortizable intangible assets:
Goodwill	N/A	$69,490	$55,498	$69,153	$55,260
Other	N/A	—	—	337	238

		$69,490	$55,498	$69,490	$55,498

     The amortization expense on intangible assets was $0.9 million and $1.5 million for the three and six months ended June 29, 2002, respectively, as compared to $1.5 million and $2.9 million for the comparable periods in 2001.

     The estimated future amortization expense of amortizable intangible assets is as follows (in thousands):

Six months ended December 31, 2002	$1,567
Year ended December 31, 2003	2,867
Year ended December 31, 2004	2,160
Year ended December 31, 2005	1,546
Year ended December 31, 2006	1,056
Year ended December 31, 2007	677
Thereafter	5,112

$14,985

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board (APB) No. 30, Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 as of the beginning of fiscal 2002 (see Note 5).

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Besides rescinding the three FASB Statements, this Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in the three months ended June 29, 2002. The adoption of SFAS 145 on the Company’s financial statements was not material.

2. Financial Statement Information

     Inventories consist of the following (in thousands):

	June 29,	December 31,
	2002	2001

Raw materials	$10,083	$12,852
Work-in-progress	1,116	1,049
Finished goods	16,056	14,238

	27,255	28,139
Less inventory reserves	(3,968)	(3,000)

	$23,287	$25,139

3. Changes in Accounting Estimates

Contractual Allowances and Doubtful Accounts

     As disclosed in the Company’s critical accounting policies in its Form 10-K for the year ended December 31, 2001 and its Form 10-Q for the three months ended March 30, 2002, the Company experienced a problem with a third-party insurance billing company, which required that a substantial portion of the accounts receivable from its OfficeCare® and Insurance programs be transferred to another third-party billing company in the latter half of 2001. During the second quarter of 2002, the Company enhanced the ability of its systems to obtain and analyze the information processed by its third-party billing companies. Historically, the Company relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. The Company’s increased ability to obtain and better analyze information in the second quarter of 2002 has revealed that, as a result of the third-party billing problems, the Company has experienced an increase in write-offs and bad debts for accounts receivable from its OfficeCare® and Insurance programs. Accordingly, the Company increased its related reserves by $4.4 million ($2.8 million net of tax, with an effect of $(0.16) on diluted loss per share) in the second quarter of 2002, which is included in sales and marketing expenses in the accompanying unaudited consolidated statements of operations for the three and six months ended June 29, 2002.

Excess and Obsolete Inventories

     In the second quarter of 2002, the Company provided incremental provisions for estimated excess inventories in the amount of $1.3 million ($0.8 million net of tax, with an effect of $(0.05) on diluted loss per share). The increase in the Company’s estimate for these reserves was primarily related to inventories on hand for certain new product areas which had not achieved anticipated market share, including the Company’s OrthoPulse® bone growth stimulator product. The Company has experienced continuing delays in obtaining FDA approval for the OrthoPulse® bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application for OrthoPulse® was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002.

4. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended		Six months ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Reported net income (loss)	$(4,859)	$1,259	$(3,409)	$2,562
Comprehensive income (loss):
Foreign currency translation adjustment	693	46	590	(133)

Comprehensive income (loss)	$(4,166)	$1,305	$(2,819)	$2,429

5. Impairment of Long-Lived Assets

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of its assets might not be recoverable, the Company, using its best estimates based upon reasonable and supportable assumptions and projections, reviews the carrying value of its long-lived assets to determine whether the carrying value can be recovered through undiscounted future operating cash flows. Impairment for long-lived assets to be held is measured by comparing the carrying amount of the asset to its fair value. Impairment is reviewed at the lowest levels for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company performed such analysis on an individual asset basis and estimated fair values based on expected future discounted cash flows. The Company measures impairment for long-lived assets to be disposed of at the lower of the carrying amount or net realizable value (fair market value less costs to dispose). As a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated, the Company’s estimated future cash flows from such new products and assets are lower than originally estimated. During the second quarter of 2002, the Company recognized $1.9 million in charges related to impairment of certain of the Company’s long-lived assets. These long-term assets include intangible assets associated with the Company’s DonJoy Vista™ Rehabilitation System product line and other smaller product lines as well as estimated impairment in an investment in an internet marketing company.

6. Segment and Related Information

     dj Ortho has two reportable segments as defined by FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho’s reportable segments are its business units that offer different products, which are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex® based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other business units are included in specialty and other orthopedic products. None of the other business units met any of the quantitative thresholds for determining reportable segments, including our recently introduced line of surgical products. Information regarding industry segments is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net revenues:
Rigid knee bracing	$18,261	$16,808	$35,438	$32,661
Soft goods	15,327	15,713	30,819	30,307

Net revenues for reportable segments	33,588	32,521	66,257	62,968
Specialty and other complementary orthopedic products	10,869	9,287	21,441	17,895
Freight revenue	1,252	1,180	2,450	2,420

Total consolidated net revenues	$45,709	$42,988	$90,148	$83,283

Gross profit:
Rigid knee bracing	$13,446	$12,058	$26,066	$23,281
Soft goods	6,474	7,088	13,564	13,225

Gross profit for reportable segments	19,920	19,146	39,630	36,506
Specialty and other complementary orthopedic products	5,884	4,756	11,944	9,649
Freight revenue	1,252	1,180	2,450	2,420
Other cost of goods sold	(2,958)	(7)	(3,383)	28

Total consolidated gross profit	$24,098	$25,075	$50,641	$48,603

     The accounting policies of the reportable segments are the same as those described in Note 1 of the notes to dj Orthopedics’ consolidated financial statements included in dj Orthopedics’ 2001 Form 10-K filed with the Securities and Exchange Commission. dj Ortho allocates resources and evaluates the performance of segments based on gross profit and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. dj Ortho does not allocate assets to reportable segments because a significant portion of assets are shared by all segments of dj Ortho.

     For the three and six months ended June 29, 2002 and June 30, 2001, respectively, dj Ortho had no individual customer or distributor within a segment which accounted for more than 10% or more of total net revenues for the respective periods.

     Net revenues to customers, attributed to regions based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

United States	$38,385	$36,638	$76,387	$71,527
Europe	3,572	3,831	6,805	6,570
Other countries	2,500	1,339	4,506	2,766
Freight revenue	1,252	1,180	2,450	2,420

Total consolidated net revenues	$45,709	$42,988	$90,148	$83,283

     Total assets by region were as follows (in thousands):

	United States	Europe	Other countries	Consolidated totals

Total assets at June 29, 2002	$236,684	$1,798	$3,694	$242,176

Total assets at June 30, 2001	$159,989	$—	$1,399	$161,388

7. Income Taxes

     In connection with the Reorganization on November 20, 2001, the Company became a corporation and became subject to U.S. federal, state, and foreign income taxes on its earnings after that date. The Company’s estimated worldwide effective tax rate was 40% for the period from November 20 to December 31, 2001. The Company currently estimates its annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

8. Contingencies

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with the Company’s November 15, 2001 initial public offering. The Company is named as a defendant along with Leslie H. Cross, President and Chief Executive Officer, Cyril Talbot III, former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of the Company’s Board of Directors, and the underwriters of the Company’s initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with the Company’s registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation,Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. On June 17, 2002, the Company and the other defendants filed a motion to dismiss the Consolidated Complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. The Company believes the claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company’s business.

     On February 13, 2002, the Company filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, the Company’s former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of the Company’s distributorship arrangements with them. On April 19, 2002, the defendants filed their answer and counterclaims seeking a net recovery from the Company of approximately $1.4 million for the repurchase of inventory. The lawsuit presently is in the discovery phase. The Company intends to vigorously prosecute this litigation and to vigorously defend against the counterclaims brought by these entities. There can be no assurance that the Company will be successful in this litigation.

     On June 7, 2002, a patent infringement action was filed against the Company and its former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that the Company and Smith & Nephew willfully infringed, and are infringing, U.S. Patent No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent the Company from infringing the patents and from selling the relevant knee braces. The Company believes the claims are without merit and intends to defend the action vigorously. The Company has filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, the Company has agreed to indemnify and defend Smith & Nephew in this matter. There can be no assurance that the Company will be successful in this litigation.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or has provided adequate accruals for related costs. The Company is not aware of any pending lawsuits not mentioned above that could have a material adverse effect on the Company’s business, financial condition and results of operations.

9. Subsequent Events

     Subsequent to June 29, 2002, certain organizational changes were made beginning with the appointment of Jack Blair as the Chairman of the Company’s Board of Directors and Vickie Capps as the Company’s new Chief Financial Officer. The Company also commenced the process of streamlining its organization and improving its cost structure by consolidating certain executive positions and corporate functions. In addition, the Company has engaged AlixPartners, LLC, a company specializing in corporate performance improvements, to expedite the development of a financial and operating performance improvement program. An objective of the performance improvement program is to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of such program have been incurred. The Company has not yet determined the cost of the improvement program, the amounts of any related charges or what impact, if any, such program will have on the Company’s future financial performance. The Company anticipates that costs of the improvement program will be recognized in the third quarter of 2002. Depending on the magnitude of such costs, the Company may be required to obtain waivers for noncompliance with, or amendments of, certain financial covenants included in its bank credit facility. There can be no assurance that the lenders under the bank credit facility will grant any such waivers, or enter into any such amendments.

     On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for the Company’s OrthoPulse™ bone growth stimulator product was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. Without approval of the PMA by the FDA, marketing of the OrthoPulse™ product in the United States cannot proceed. Although we cannot distribute such inventory in the United States until FDA approval is obtained, we can distribute such inventory in certain other countries which do not require FDA approval. In the second quarter of 2002, the Company increased its inventory reserves for the OrthoPulse™ product. At this point, the Company does not have an estimate of when or whether final FDA approval will occur and there can be no assurance that this delay in the approval process will not have a material adverse effect on the Company’s ability to sell OrthoPulse™ in the United States in the future.

10. Condensed Consolidating Financial Information

     dj Ortho is a wholly-owned operating subsidiary of dj Orthopedics, Inc. and represents substantially all of the revenues and net income of dj Orthopedics, Inc., which has no independent assets or operations. DJ Capital is a wholly-owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the senior subordinated notes. dj Ortho’s obligations under the senior subordinated notes are guaranteed by dj Orthopedics, Inc. and dj Development. The guarantees of the senior subordinated notes by dj Orthopedics, Inc. and dj Development and any guarantee of the notes by a future parent or wholly-owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Development comprise all the direct and indirect subsidiaries of dj Orthopedics, Inc. other than foreign subsidiaries, which are non-guarantors of the senior subordinated notes. The indenture governing the senior subordinated notes (Indenture) and the Amended Credit Agreement (Credit Facility) contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics, Inc. unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the Credit Facility. The Indenture and the Credit Facility permit dj Ortho to make distributions to dj Orthopedics, Inc. in amounts required by dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

     The following supplemental condensed consolidating financial information presents the balance sheet as of June 29, 2002, the statements of operations for the three and six months ended June 29, 2002 and the statement of cash flows for the six months ended June 29, 2002. Since the Company did not establish dj Development until the second quarter of 2002 and the non-guarantor foreign subsidiaries were previously minor, a supplemental condensed consolidating balance sheet as of December 31, 2001 and condensed consolidating statements of operations for the three and six months ended June 30, 2001 and the statement of cash flows for the six months ended June 30, 2001 are not required under the Securities Exchange Act of 1934. As discussed in Note 1 above, during 2002, the Company established new operating subsidiaries in Germany, the United Kingdom and Canada. Therefore, in the aggregate, the non-guarantor subsidiaries are no longer minor. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, Inc., “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, Australia, the United Kingdom and Canada (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements for the three and six months ended June 29, 2002, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals, and the adjustments discussed in Notes 3 and 5) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

Unaudited Condensed Consolidating Balance Sheet
June 29, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$17,044	$4,243	$6	$2,019	$—	$23,312
Accounts receivable, net	—	41,147	—	3,412	(500)	44,059
Inventories, net	—	20,889	—	4,257	(1,859)	23,287
Deferred tax asset, current portion	6,350	—	—	—	—	6,350
Intercompany, net	29,167	(24,218)	2,055	(7,162)	158	—
Other current assets	17	1,663	—	609	(192)	2,097

Total current assets	52,578	43,724	2,061	3,135	(2,393)	99,105
Property, plant and equipment, net	—	14,011	13	1,230	—	15,254
Goodwill, intangible assets and other assets	—	73,049	3,385	83	(943)	75,574
Deferred tax asset	47,819	4,440	—	(16)	—	52,243

Total assets	$100,397	$135,224	$5,459	$4,432	$(3,336)	$242,176

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other accrued liabilities	$—	$18,081	$37	$1,953	$(500)	$19,571
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	—	19,355	37	1,953	(500)	20,845
Long-term debt, less current portion	—	109,103	—	—	—	109,103
Minority interest	—	—	—	—	205	205
Total stockholders’ equity	100,397	6,766	5,422	2,479	(3,041)	112,023

Total liabilities and stockholders’ equity	$100,397	$135,224	$5,459	$4,432	$(3,336)	$242,176

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 29, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$41,292	$2,360	$4,007	$(1,950)	$45,709
Cost of goods sold	—	21,147	—	2,316	(1,852)	21,611

Gross profit	—	20,145	2,360	1,691	(98)	24,098
Operating expenses:
Sales and marketing	—	17,191	21	1,343	—	18,555
General and administrative	8	6,704	413	545	—	7,670
Research and development	—	603	67	—	—	670
Impairment of long-lived assets	—	1,918	—	—	—	1,918

Total operating expenses	8	26,416	501	1,888	—	28,813

Income (loss) from operations	(8)	(6,271)	1,859	(197)	(98)	(4,715)
Interest income (expense) and other, net	29	(2,998)	—	—	(18)	(2,987)

Income (loss) before income taxes	21	(9,269)	1,859	(197)	(116)	(7,702)
Benefit for income taxes	—	2,843	—	—	—	2,843

Net income (loss)	$21	$(6,426)	$1,859	$(197)	$(116)	$(4,859)

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 29, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$86,342	$2,360	$7,375	$(5,929)	$90,148
Cost of goods sold	—	39,563	—	4,045	(4,101)	39,507

Gross profit	—	46,779	2,360	3,330	(1,828)	50,641
Operating expenses:
Sales and marketing	—	30,523	21	2,278	—	32,822
General and administrative	23	12,461	413	977	—	13,874
Research and development	—	1,160	67	—	—	1,227
Impairment of long-lived assets	—	1,918	—	—	—	1,918

Total operating expenses	23	46,062	501	3,255	—	49,841

Income (loss) from operations	(23)	717	1,859	75	(1,828)	800
Interest income (expense) and other, net	58	(6,148)	—	—	(35)	(6,125)

Income (loss) before income taxes	35	(5,431)	1,859	75	(1,863)	(5,325)
Benefit for income taxes	—	1,916	—	—	—	1,916

Net income (loss)	$35	$(3,515)	$1,859	$75	$(1,863)	$(3,409)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 29, 2002
(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(920)	$3,528	$2,076	$(1,984)	$—	$2,700
Investing activities
Purchases of property, plant and equipment	—	(1,372)	(14)	(975)	—	(2,361)
Proceeds from the sale of property, plant and equipment	—	5	—	221	—	226
Purchase of intangible assets	—	798	(3,563)	—	—	(2,765)
Other assets, net	—	109	—	(49)	—	60

Net cash used in investing activities	—	(460)	(3,577)	(803)	—	(4,840)
Financing activities
Repayment of long-term debt	—	(635)	—	—	—	(635)
Net proceeds from issuance of equity securities	—	(3,660)	3,562	98	—	—
Additional costs related to initial public offering	(317)	—	—	—	—	(317)
Intercompany obligations	18,281	(20,144)	(2,055)	3,918	—	—

Net cash (used in) provided by financing activities	17,964	(24,439)	1,507	4,016	—	(952)
Effect of exchange rate changes on cash	—	—	—	590	—	590

Net increase (decrease) in cash and cash equivalents	17,044	(21,371)	6	1,819	—	(2,502)
Cash and cash equivalents at beginning of period	—	25,572	—	242	—	25,814

Cash and cash equivalents at end of period	$17,044	$4,201	$6	$2,061	$—	$23,312

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     dj Orthopedics, Inc. (“dj Orthopedics”), through its subsidiary dj Orthopedics, LLC (“dj Ortho”) and dj Ortho’s subsidiaries (collectively, the “Company”), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. dj Orthopedics was incorporated in Delaware in August 2001. We are the successor to DonJoy, L.L.C. (“DonJoy”), which, prior to June 30, 1999, was wholly-owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly-owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly-owned subsidiary of dj Orthopedics.

     dj Orthopedics and dj Orthopedics Development Corporation (“dj Development”), a wholly-owned subsidiary of dj Ortho, guarantee dj Ortho’s bank borrowings and the 12 5/8% Senior Subordinated Notes (the “Notes”) issued by dj Ortho and DJ Orthopedics Capital Corporation (“DJ Capital”), a wholly-owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and the Company’s non-guarantor subsidiaries in the aggregate have been provided within the footnotes to the financial statements included herein.

Acquisitions and Other Recent Transactions

     Effective January 1, 2002, we commenced direct distribution of our products in Germany and the United Kingdom through two new wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (“dj Germany”) and dj Orthopaedics UK Ltd (“dj UK”). dj Germany and dj UK replaced third-party distributors in those countries. Effective May 7, 2002, we commenced direct distribution of our products in Canada through a new wholly-owned subsidiary, dj Ortho, Canada Inc. (“dj Canada”), replacing the Smith & Nephew sales organization, which previously distributed the Company’s products.

     On June 1, 2001, dj Ortho completed the acquisition of substantially all of the assets and liabilities of Alaron Technologies, L.L.C. (“Alaron”) for an aggregate cash purchase price of $500,000. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. We purchased primarily equipment and technology. The Alaron acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. The acquisition also provided order fulfillment and supply chain management systems and software for our new Alaron Surgical™ division. We believe these systems will allow us to better serve the overall sports medicine market by offering our surgical products in procedure-specific kits.

     Effective March 5, 2001, we invested $0.9 million in an Australian joint venture, dj Orthopaedics Pty Ltd (dj Australia), which is 60% owned by dj Orthopedics, LLC. dj Australia replaced our Smith & Nephew distributor in Australia. As a majority owned subsidiary, dj Australia’s financial results are included in our consolidated financial statements.

Organizational and Cost Reduction Actions

     Subsequent to June 29, 2002, certain organizational changes were made beginning with the appointment of Jack Blair as our Chairman of our Board of Directors and Vickie Capps as our new Chief Financial Officer. We have also commenced the process of streamlining our organization and improving our cost structure by consolidating certain executive positions and corporate functions. In addition, we have engaged AlixPartners, LLC, a company specializing in corporate performance improvements, to expedite the development of a financial and operating performance improvement program. An objective of the performance improvement program is to reduce both costs of goods sold and operating expenses as a percentage of our net revenues in future periods, after the related costs of such program have been incurred. We have not yet determined the cost of the improvement program, the amounts of any related charges or what impact, if any, such program will have on our future financial performance. We anticipate that costs of the improvement program will be recognized in the third quarter of 2002. Depending on the magnitude of such costs, we may be required to obtain waivers for noncompliance with or amendments of certain financial covenants included in our bank credit facility. There can be no assurance that the lenders under the bank credit facility will grant any such waivers or enter into any such amendments.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

     Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for: i) contractual allowances for reimbursement amounts from our third-party payors based on negotiated contracts; and, ii) for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third-party payors for our third-party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. We reserve for and reduce revenues by between 20% and 28% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed by the third-party payors, primarily for various reasons which we categorize as billing exceptions. Direct billed customers represent approximately 61% of our net receivables at June 29, 2002 and we have historically experienced write-offs of approximately 1% of these receivables. Our third-party reimbursement customers represent 39% of our net receivables at June 29, 2002 and we estimate bad debt expense to be approximately 7% of amounts due from these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. In addition to the above, we have an additional reserve for contractual allowances and doubtful accounts for third-party reimbursement receivables which were originally billed through a third-party insurance billing company whose contract was canceled in 2001 due to lack of timely and thorough filings with third-party payors. We have transferred and consolidated these receivables to our new third-party billing company and expect to collect approximately 10% of these receivables, which represent approximately 3% of our net third-party reimbursement receivable balance at June 29, 2002. If claims are denied in excess of our estimates, the recoverability of amounts due us could be reduced by a material amount.

     As disclosed in our critical accounting policies in its Form 10-K for the year ended December 31, 2001 and its Form 10-Q for the three months ended March 30, 2002, we experienced a problem with a third-party insurance billing company, which required that a substantial portion of the accounts receivable from our OfficeCare® and Insurance programs be transferred to another third-party billing company in the latter half of 2001. During the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by its third-party billing companies. Historically, we relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information in the second quarter of 2002 has revealed that, as a result of the third-party billing problems, we have experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare® and Insurance programs. Accordingly, we increased our related reserves by $4.4 million in the second quarter of 2002, which is included in sales and marketing expenses in the accompanying unaudited consolidated statements of operations for the three and six months ended June 29, 2002.

     Reserve for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand in our OfficeCare® locations are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products.

     In the second quarter of 2002, we provided incremental provisions for estimated excess inventories in the amount of $1.3 million. The increase in our estimate for these reserves was primarily related to inventories on hand for certain new product areas which have not achieved anticipated market share, including our OrthoPulse™ bone growth stimulator product. We have experienced continuing delays in obtaining FDA approval for the OrthoPulse™ bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for our OrthoPulse™ bone growth stimulator was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002.

     Rebates. We record estimated reductions to revenue for customer rebate programs based upon estimates of the revenue and the costs applicable to the rebate programs.

     Returns and Warranties. We provide for the estimated cost of returns and product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates. If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liabilities may be required.

     Valuation Allowance for Deferred Tax Asset. As of June 29, 2002, we have recorded approximately $58.6 million of net deferred tax assets, related primarily to tax deductible goodwill not recognized for book purposes, for which no valuation allowance has been recorded. Realization of our deferred tax assets is dependent on our ability to generate approximately $150.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess the need for valuation allowances.

     Goodwill and Other Intangibles. In assessing the recoverability of the dj Orthopedics gross goodwill and other intangibles which total $69.5 million at June 29, 2002, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or our related assumptions change in the future, we may be required to record impairment charges for all or a portion of the net book value of these assets.

     As a result of certain new product areas not achieving anticipated market share, our estimated future cash flows from certain new products have been decreased in the second quarter of 2002. In addition, the recoverability of an investment in an internet marketing company was revised based on new information obtained in the second quarter of 2002. As a result of such changes during the second quarter of 2002, we recognized $1.9 million in charges related to impairment of certain of our long-lived assets, including intangible assets associated with our DonJoy Vista™ Rehabilitation System product line and other smaller product lines as well as estimated impairment in an investment in the internet marketing company.

Segments

     We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. Our product lines include rigid knee braces, soft goods, a portfolio of specialty and other complementary orthopedic products and our recently introduced line of surgical products. Our rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries to the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Our portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity fracture boots, upper extremity braces, cold therapy systems and pain management delivery systems. Our recently introduced surgical products include fixation devices for soft tissue repair in the knee as well as to address cartilage damage due to trauma or osteoarthritis. These products are reported in the specialty and other complementary products segment. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 6 of the notes to our unaudited consolidated financial statements. We began selling our Alaron Surgical™ products in the third quarter of 2001.

     Set forth below is revenue, excluding freight revenue, and gross profit information, excluding the impact of other costs of sales not allocated to segments, for our segments for the three and six months ended June 29, 2002 and June 30, 2001, respectively (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Rigid knee braces:
Net revenues	$18,261	$16,808	$35,438	$32,661
Gross profit	13,446	12,058	26,066	23,281
Gross profit margin	73.6%	71.7%	73.6%	71.3%
Soft goods:
Net revenues	$15,327	$15,713	$30,819	$30,307
Gross profit	6,474	7,088	13,564	13,225
Gross profit margin	42.2%	45.1%	44.0%	43.6%
Specialty and other complementary orthopedic products:
Net revenues	$10,869	$9,287	$21,441	$17,895
Gross profit	5,884	4,756	11,944	9,649
Gross profit margin	54.1%	51.2%	55.7%	53.9%

     Our products are marketed globally under primarily the DonJoy® and ProCare® brand names through several distribution channels. Our recently introduced surgical products are marketed under the Alaron Surgical™ brand name. In addition, we market a portion of our products in Australia under the TiMax™ brand name. We also sell a variety of other third party brands through our OfficeCare® program.

Domestic Sales

     Excluding freight revenue, domestic sales accounted for approximately 86% and 88% of our net revenues for the second quarters of 2002 and 2001, respectively, and 87% and 88% of our net revenues for the first six months of 2002 and 2001, respectively. In the United States, a majority of our rigid knee braces are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both rigid knee braces and our surgical products are sold by 39 commissioned independent sales agents who employ over 200 sales representatives. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements. The majority of our soft goods products are sold in the United States to third-party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell the soft goods products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

International Sales

     Excluding freight revenue, international sales accounted for approximately 14% and 12% of our net revenues for the second quarters of 2002 and 2001, respectively, and 13% and 12% of our net revenues for the first six months of 2002 and 2001, respectively. The following table sets forth the percentage of our international net revenues as a percentage of total net revenues, excluding freight revenue, by country:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Germany/Austria	4%	6%	5%	4%
Australia	3%	1%	3%	1%
Canada	1%	1%	1%	1%
Other countries	6%	4%	4%	6%

Total international sales	14%	12%	13%	12%

     The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom, the Czech Republic, Denmark, France, Japan and Spain with no one country accounting for 10% or more of our international net revenues, excluding freight revenue, during such periods.

     International sales are currently made primarily through two distinct channels: independent third-party distributors, including Smith & Nephew sales organizations in certain countries, and through wholly or majority owned foreign subsidiaries in Canada (since May 2002), in Germany/Austria and the United Kingdom (since January 1, 2002) and in Australia (since March 2001). Exclusive of freight revenue, international sales made through Smith & Nephew sales organizations decreased to 2% of our international sales in the first six months of 2002 from 15% of our international sales in the comparable period of 2001 primarily due to our direct distributorship subsidiaries established in 2002. We believe future opportunities for sales growth within international markets are significant. We may continue to selectively replace our third-party independent distributors with wholly or partially owned distributors in key countries where we believe the opportunity for growth is significant due to higher per capita health care spending. We believe that more direct control of the distribution network in these countries may allow us to accelerate the launch of new products and product enhancements, to benefit from the direct sale of our higher margin products permitting us to capture the distributors’ margin. The establishment of our Australian subsidiary and our wholly-owned subsidiary distributorships in Germany, the United Kingdom and Canada represented our initial steps in pursuing this strategy.

     In March 2001, we began selling products through our Australian subsidiary in Australian dollars. Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in the three and six months ended June 29, 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In the three and six months ended June 30, 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third-party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

OfficeCare® and Insurance Programs

     In 1996, in response to the needs of certain customers, we launched the OfficeCare® program, an inventory management and insurance billing program for certain U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third-party payor or from the patient when self-pay is applicable. The majority of these billings are performed by an independent third-party contractor. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been our customers. As of June 29, 2002, the OfficeCare® program was located at over 600 physician offices throughout the United States.

     The OfficeCare® program represented approximately 12.4% and 12.5% of our net revenues, excluding freight revenue, for the second quarter of 2002 and 2001, respectively, and 13.3% and 12.4% of our net revenues, excluding freight revenue, for the six months ended June 29, 2002 and June 30, 2001, respectively. Sales of soft goods and specialty and other complementary orthopedic products represented the majority of such sales. The OfficeCare® program involves our soft goods products, but is designed to also strengthen our relationship with the surgeon, and serves to provide a pull-through effect for both existing and planned sales of our higher margin rigid knee bracing products. OfficeCare® program sales increased 5.3% in the second quarter of 2002 over the second quarter of 2001, and 15.7% in the first six months of 2002 over the same period in 2001, primarily related to increases in the number of physician offices participating in the program along with increases in sales of lower extremity fracture boots and soft goods products.

     Our Insurance program was designed for certain U.S. orthopedic sports medicine surgeons who require custom rigid knee bracing for their patients. We obtain pre-approval from the patient’s insurance company and then seek reimbursement directly from the patient’s insurance company or other third-party payor or from the patient when self-pay is applicable. The Insurance program is intended to facilitate the use of our higher cost custom products to orthopedic sports medicine surgeons.

     The Insurance program represented approximately 3.9% and 3.8% of our net revenues, excluding freight revenue, for the second quarter of 2002 and 2001, respectively, and 4.1% and 3.6% of our net revenues, excluding freight revenue, for the six months ended June 29, 2002 and June 30, 2001, respectively. Sales of rigid knee braces represented the majority of such sales. Insurance program sales increased 10.5% in the second quarter of 2002 over the second quarter of 2001, and 21.4% in the first six months of 2002 over the same period in 2001, primarily related to increases in sales of our custom ligament product lines.

     As a result of the growth of these programs, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, these programs have increased our involvement in the third-party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable provision for contractual allowances and doubtful accounts. The increase in the accounts receivable provision for contractual allowances and doubtful accounts for our OfficeCare® and Insurance programs is the primary reason for the increase in our accounts receivable discounts and allowances at June 29, 2002. As noted in our critical accounting policies, we have recorded a $4.4 million charge in the second quarter of 2002 to increase such reserves.

Manufacturing Initiatives

     In 2001, we consolidated our two separate Mexican operations into one campus location and in the second quarter of 2002 sold the vacated facility. Consolidation of these facilities will enable us to continue to take advantage of the lower labor costs in Mexico and utilize the resulting additional capacity in our U.S. facilities to manufacture our more technologically advanced, high value products. In the first quarter of 2002, we completed the migration of our soft goods sewing operations previously performed at our Vista, California facilities to Mexico.

     We have converted our manufacturing scheduling to enhance our ability to produce finished goods upon customer demand. We have also converted our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes have allowed us to decrease the level of inventory necessary to operate the business and reduce the risk of excess and obsolete inventory. However, the decrease in volume of units manufactured have led to a decrease in overhead absorption in the second quarter of 2002 which unfavorably impacted our gross profit for the quarter.

Basis of Presentation; Taxes

     Upon the consummation of the initial public offering and our reorganization into corporate form in 2001, we became subject to the payment of federal income taxes and are required to file a separate federal tax return. In addition, deferred income taxes of $58.6 million on the balance sheet at June 29, 2002 primarily represent the difference between the book and tax basis of the assets of DonJoy, L.L.C. at November 20, 2001. The indenture governing our senior subordinated notes and the credit facility currently permit dj Orthopedics, LLC to make distributions to dj Orthopedics, Inc. in amounts required for dj Orthopedics, Inc. to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Orthopedics, LLC and its subsidiaries.

     Our estimated worldwide effective tax rate was 40% for the period from November 20 to December 31, 2001. We currently estimate our annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net revenues:
Rigid knee bracing	40.0%	39.1%	39.3%	39.2%
Soft goods	33.5	36.6	34.2	36.4
Specialty and other complementary orthopedic products	23.8	21.6	23.8	21.5

Revenues from product lines	97.3	97.3	97.3	97.1
Freight revenue	2.7	2.7	2.7	2.9

Total consolidated net revenues	100.0	100.0	100.0	100.0
Costs of goods sold	47.3	41.7	43.8	41.6

Gross profit	52.7	58.3	56.2	58.4
Operating expenses:
Sales and marketing	40.5	28.2	36.4	28.2
General and administrative	16.8	15.3	15.4	14.5
Research and development	1.5	1.5	1.4	1.6
Impairment of long-lived assets	4.2	—	2.1	—

Total operating expenses	63.0	45.0	55.3	44.3

Income (loss) from operations	(10.3)	13.3	0.9	14.1
Interest expense and other, net	(6.5)	(10.4)	(6.8)	(11.0)

Income (loss) before income taxes	(16.8)	2.9	(5.9)	3.1
Benefit for income taxes	6.2	—	2.1	—

Net income (loss)	(10.6)%	2.9%	(3.8)%	3.1%

Three Months Ended June 29, 2002 Compared To Three Months Ended June 30, 2001

Net Revenues. Net revenues increased $2.7 million, or 6.3%, to $45.7 million for the second quarter of 2002 from $43.0 million for second quarter of 2001. Domestic revenues in the second quarter of 2002 increased by $1.8 million, or 4.8%, from the second quarter of 2001 primarily as a result of increased sales in our direct and stocking distributor and OfficeCare® sales channels. International revenues in the second quarter of 2002 increased by $0.9 million, or 17.4%, from the second quarter of 2001 primarily as a result of sales through our international direct distribution in Germany, the United Kingdom and Canada, and increased sales through our majority owned subsidiary in Australia, offset by lower sales in our international non-direct export channel. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $1.5 million over the prior period due to growth in the sales of the ligament and osteoarthritic braces. Soft goods sales, excluding freight revenue, decreased by $0.4 million from the prior period due primarily to an increase in the OfficeCare® contractual allowances, offset by increased sales of wrist splints and shoulder braces, including those sold through the OfficeCare® program, and soft goods sales through our direct distributors in Germany, the United Kingdom and Canada. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $1.6 million over the prior period due primarily to the increase in sales of lower extremity fracture boots and cold therapy units, including those sold through the OfficeCare® program, along with sales of our Alaron Surgical™ products and an increase in surgical product sales in dj Australia.

Gross Profit. Gross profit decreased $1.0 million, or 3.9%, to $24.1 million for the second quarter of 2002 from $25.1 million for the second quarter of 2001. Gross profit margin decreased from 58.3% for the second quarter of 2001 to 52.7% for the second quarter of 2002. The decrease in gross profit relates partly to a $1.3 million charge related to reserves for excess inventories (see Note 3 to the notes to unaudited condensed consolidated financial statements). Gross profit has also been reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the rigid knee bracing segment increased $1.4 million, with gross profit margin increasing to 73.6% for the second quarter of 2002 from 71.7% for the comparable period in 2001. This increase primarily reflects improved margins in the ligament product lines and the incremental gross profit gained through the transition to direct distribution in Germany, the United Kingdom and Canada. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the soft goods segment decreased $0.6 million, with gross profit margin decreasing to 42.2% for the second quarter of 2002 from 45.1% for the comparable period in 2001. This decrease in gross profit margin is primarily related to an increase in the estimated OfficeCare® and Insurance contractual allowances. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $1.1 million, with gross profit margin increasing to 54.1% for the second quarter of 2002 from 51.2% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher gross profits for our cold therapy products and lower extremity fracture boots.

Sales and Marketing Expenses. Sales and marketing expenses increased $6.4 million, or 52.9%, to $18.5 million for the second quarter of 2002 from $12.1 million for the second quarter of 2001. This increase includes an increase of $4.4 million in our estimated reserves for contractual allowances and bad debts related to our OfficeCare and Insurance programs (see Note 3 to the notes to unaudited condensed consolidated financial statements). The increase in sales and marketing expense also reflects increased commissions due to higher sales of domestic products and costs related to our foreign subsidiaries that became operational in March 2001 (dj Australia), January 2002 (dj Germany and dj UK) and May 2002 (dj Canada). Overall, sales and marketing expenses increased as a percentage of revenues to 40.5% in the second quarter of 2002 from 28.2% in the comparable period of 2001.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 16.7%, to $7.7 million for the second quarter of 2002 from $6.6 million for second quarter of 2001. The increase was primarily due to increased spending due to insurance and legal activities, costs related to our foreign subsidiaries in Australia, Germany, the United Kingdom and Canada and increases in the provision for doubtful accounts related to our domestic operations, not including our OfficeCare® program, offset by decreases in goodwill amortization as a result of a change in accounting rules. Overall, general and administrative expenses increased as a percentage of revenues to 16.8% for the second quarter of 2002 from 15.3% for the comparable period of 2001.

Research and Development Expenses. Research and development expenses remained consistent at $0.7 million for both the three months ended June 29, 2002 and June 30, 2001.

Impairment of Long-Lived Assets. During the three months ended June 29, 2002, we recognized $1.9 million in charges related to impairment of certain of our long-lived assets. These long-term assets include intangible assets associated with our DonJoy Vista™ Rehabilitation System product line and other smaller product lines as well as estimated impairment in our investment in an internet marketing company.

Interest Expense and Other, net. Interest expense and other, net, including interest expense and discontinued acquisition costs, net of interest income, decreased approximately $1.5 million, or 33.2%, to $3.0 million in the second quarter of 2002 from $4.5 million in the second quarter of 2001. Interest expense for the second quarter of 2001 reflects interest expense on $36.5 million of bank term loans, $15.6 million borrowed under a revolving credit facility, and $100.0 million of our Senior Subordinated Notes. Following a $25.0 million principal payment on the senior subordinated notes and the repayment of the entire revolving credit facility in the fourth quarter of 2001 with the proceeds of our initial public offering, interest expense for the second quarter of 2002 reflects interest expense only on the bank term loans and a remaining $75.0 million principal amount of our Senior Subordinated Notes.

Benefit for Income Taxes. The income tax benefit was $2.8 million for the second quarter of 2002. In connection with the Reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. Realization of our deferred tax assets is dependent on our ability to generate approximately $150.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. Our estimated worldwide effective tax rate was 40% for 2001. We currently estimate our annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net loss was $4.9 million for the second quarter of 2002 compared to net income of $1.3 million for the second quarter of 2001 as a result of the changes discussed above.

Six Months Ended June 29, 2002 Compared To Six Months Ended June 30, 2001

Net Revenues. Net revenues increased $6.8 million, or 8.2%, to $90.1 million for the first six months of 2002 from $83.3 million for first six months of 2001. Domestic revenues for the first six months of 2002 increased by $4.8 million, or 6.8%, from the first six months of 2001 primarily as a result of increased sales in our direct, stocking distributor and OfficeCare® sales channels. International revenues for the first six months of 2002 increased by $2.0 million, or 21.2%, from the first six months of 2001 primarily as a result of increased sales through our international direct distribution in Germany, the United Kingdom and Canada, and increased sales through our majority owned subsidiary in Australia, offset by lower sales in our international non-direct export channel. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $2.8 million over the prior period due to growth in the sales of the ligament and osteoarthritic braces. Soft goods sales, excluding freight revenue, increased by $0.5 million over the prior period due to increased sales of wrist splints and shoulder braces, including those sold through the OfficeCare® program and soft goods sales through our direct distributors in Germany, the United Kingdom and Canada, offset by an increase in OfficeCare® contractual allowances. Specialty and other complementary products sales, excluding freight revenue, increased by $3.5 million over the prior period due primarily to improved sales of lower extremity fracture boots and cold therapy units, including those sold through the OfficeCare® program, along with an increase in surgical product sales in dj Australia.

Gross Profit. Gross profit increased $2.0 million, or 4.2%, to $50.6 million for the first six months of 2002 from $48.6 million for the first six months of 2001. Gross profit margin decreased from 58.4% for the first six months of 2001 to 56.2% for the first six months of 2002. The decrease in gross profit margin relates partly to a $1.3 million charge related to reserves for excess inventories (see Note 3 to the notes to unaudited condensed consolidated financial statements). Gross profit margin has also been reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $2.8 million, with gross profit margin increasing to 73.6% for the first six months of 2002 from 71.3% for the comparable period in 2001. This increase primarily reflects the incremental gross profit gained through the transition to direct distribution in Australia, Germany, the United Kingdom and Canada. Gross profit, excluding freight revenue, for the soft goods segment increased $0.3 million, with gross profit margin increasing to 44.0% for the first six months of 2002 from 43.6% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher standard gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines due to movement of this production to our Mexican subsidiary to take advantage of labor savings, offset by an increase in estimated OfficeCare® contractual allowances. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $2.3 million, with gross profit margin increasing to 55.7% for the first six months of 2002 as compared to 53.9% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher gross profits for our cold therapy products and lower extremity fracture boots, along with growth in our Australian direct distribution channel from the prior year comparable period.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.3 million, or 39.6%, to $32.8 million for the first six months of 2002 from $23.5 million for the first six months of 2001. This increase includes an increase of $4.4 million in our estimated reserves for contractual allowances and bad debts related to our OfficeCare and Insurance programs (see Note 3 to the notes to unaudited condensed consolidated financial statements). The increase in sales and marketing expense also reflects increased commissions due to higher sales of domestic products, costs related to our foreign subsidiaries that became operational in March 2001 (dj Australia), January 2002 (dj Germany and dj UK) and May 2002 (dj Canada), and increased costs related to our Alaron Surgical™ division which was acquired in June 2001.

Overall, sales and marketing expenses increased as a percentage of revenues to 36.4% in the first six months of 2002 from 28.2% in the comparable period of 2001.

General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 15.0%, to $13.9 million for the first six months of 2002 from $12.1 million for the first six months of 2001. The increase was primarily due to increased spending due to insurance and legal activities, costs related to our foreign subsidiaries in Australia, Germany, the United Kingdom and Canada, increases in the provision for doubtful accounts related to our domestic operations, not including our OfficeCare® program, and expenses associated with our new status as a publicly-traded company, offset by a decrease in goodwill amortization as a result of new accounting rules. Overall, general and administrative expenses increased as a percentage of revenues to 15.4% for the first six months of 2002 from 14.5% for the comparable period of 2001.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 7.7%, from $1.3 million for first six months of 2001 to $1.2 million for the first six months of 2002 primarily due to lower salaries and benefits in the first six months of 2002. During the first six months of 2002, we introduced the Adjustable OA Defiance™ brace, the DonJoy® Shoulder Stabilizer brace and the Alaron Surgical OsteoTrac™ System, a high tibial osteotomy device.

Impairment of Long-Lived Assets. During the six months ended June 29, 2002, we recognized $1.9 million in charges related to impairment of certain of our long-lived assets. These long-term assets include intangible assets associated with our DonJoy Vista™ Rehabilitation System product line and other smaller product lines as well as estimated impairment in our investment in an internet marketing company.

Interest Expense and Other, net. Interest and other expense, net, including interest expense and discontinued acquisition costs, net of interest income, decreased approximately $3.1 million, or 33.7%, to $6.1 million in the first six months of 2002 from $9.2 million in first six months of 2001. Interest expense for the first six months of 2001 reflects interest expense on $36.5 million of bank term loans, $15.6 million borrowed under a revolving credit facility, and $100.0 million of our Senior Subordinated Notes. Following a $25.0 million principal payment on the senior subordinated notes and the repayment of the entire revolving credit facility in the fourth quarter of 2001 with the proceeds of our initial public offering, interest expense for the first six months of 2002 reflects interest expense only on the term loans and a remaining $75.0 million principal amount of our Senior Subordinated Notes. In the first six months of 2002, we discontinued pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in the amount of $0.2 million.

Benefit for Income Taxes. The income tax benefit was $1.9 million for the first six months of 2002. In connection with the Reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. Realization of our deferred tax assets is dependent on our ability to generate approximately $150.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. Our estimated worldwide effective tax rate was 40% for 2001. We currently estimate our annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net loss was $3.4 million for the first six months of 2002 compared to net income of $2.6 million for the first six months of 2001 as a result of the changes discussed above.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at June 29, 2002 was $110.4 million.

     Net cash provided by operating activities was $2.7 million and $1.2 million in the first six months of 2002 and 2001, respectively. Cash provided in the first six months of 2002 primarily reflects a net decrease in inventories and accounts receivable.

     Cash flows used in investing activities were $4.8 million and $4.9 million in the first six months of 2002 and 2001, respectively. Capital expenditures in the first six months of 2002 primarily reflected the acquisition of distribution rights in conjunction with a terminated distribution agreement.

     Capital expenditures for the remainder of 2002 are estimated at $3.3 million and primarily constitute maintenance capital expenditures. Our credit facility limits our ability to make capital expenditures to $8.4 million for 2002. In the event that the amount of capital expenditures permitted to be made by us under our credit facility in any fiscal year is greater than the actual amount of capital expenditures during such fiscal year, then 75% of such excess may be carried forward and utilized in the immediately succeeding fiscal year, subject to certain restrictions.

     Cash flows (used in) provided by financing activities were $(1.0) million and $3.7 million in the first six months of 2002 and 2001, respectively. The first six months of 2001 included $9.6 million in net proceeds from the sale of common units in June 2001, net of a $5.0 million repayment of principal on our revolving credit facility in June 2001.

Contractual Obligations and Commercial Commitments

     The $75.0 million of outstanding senior subordinated notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which $36.5 million was outstanding at June 29, 2002. We also have available up to $25.0 million under the revolving credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of June 29, 2002, we did not have any amount outstanding under the revolving credit facility. Borrowings under the term loans and on the revolving credit facility bear interest at variable rates plus an applicable margin. At June 29, 2002, the effective interest rate on the term loans was 4.6%.

     We are required to make annual mandatory prepayments of the term loans under the credit facility in an amount equal to 50% of excess cash flow (as defined in the credit facility) (75% if our leverage ratio exceeds a certain level). We had no excess cash flow at December 31, 2001 or December 31, 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Orthopedics, LLC or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Orthopedics, LLC or any of our other subsidiaries, in each case subject to certain exceptions. No mandatory prepayments were required at June 29, 2002 or December 31, 2001.

     The credit facility and the indenture impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, the credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 prior to December 31, 2002, decreasing to 4.00 to 1.00 on December 31, 2002 and further decreasing to 3.50 to 1.00 from and after December 31, 2003 and a ratio of consolidated EBITDA to consolidated interest expense of at least 1.80 to 1.00 prior to December 31, 2002, increasing to 2.10 to 1.00 on December 31, 2002 and increasing to 2.50 to 1.00 from and after December 31, 2003. At June 29, 2002, our ratio of total debt to consolidated EBITDA was approximately 3.94 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 2.53 to 1.00. As discussed under Organizational and Cost Reduction Actions above, we have not yet determined the cost of the performance improvement program, the amounts of any related charges or what impact, if any, such program will have on the Company’s future financial performance. We anticipate that costs of the improvement program will be recognized in the third quarter of 2002. Depending on the magnitude of such costs, we may be required to obtain waivers for noncompliance with, or amendment of, certain financial covenants included in the bank credit facility. There can be no assurance that the lenders under the bank credit facility will grant any such waivers, or enter into any such amendments.

     In addition to our obligations under our credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. IMD b.v. (“IMD”) will be the future supplier of our bone growth stimulator product, OrthoPulse™. If final FDA approval of this product is obtained, we will be required to make a $2.0 million payment, subject to exchange rate adjustments under certain circumstances, to IMD for the exclusive U.S. distribution rights of this product. The Company has experienced continuing delays in obtaining FDA approval for the OrthoPulse™ bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application for OrthoPulse™ was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. Under the current arrangement, we expect to make a payment of $1.0 million upon final FDA approval and a $1.0 million payment shortly afterwards for the U.S. distribution rights. However, the exact timing of payments are not determinable at this time. We purchased $0.5 million, $0.5 million and $0.8 million in inventory from IMD in the first six months of 2002, and the full year 2001 and 2000, respectively, and we made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001. Although we cannot distribute such inventory in the United States until approval is obtained, we can distribute such inventory in certain other countries which do not require FDA approval. We have recorded a reserve against OrthoPulse™ inventory on-hand in the amount of $0.6 million in the second quarter of 2002 based on our estimates of the impact that the delay in the FDA approval process will have on our ability to sell such inventory in a timely manner.

     As part of our strategy, we may pursue acquisitions, investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

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

     As of June 29, 2002, we had available a total of approximately $23.3 million in cash and cash equivalents and $25.0 million available under the revolving credit facility. For the second half of 2002, we expect to spend a total of approximately $9.7 million for the following requirements:

•	approximately $6.4 million scheduled principal and interest payments on our bank credit facility and the senior subordinated notes; and,

•	approximately $3.3 million for capital expenditures.

     We expect to make other general corporate payments in the second half of 2002.

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

Recent Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In addition, SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. We completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board (APB) No. 30, Reporting The Results of Operations – Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies are required to adopt SFAS 144 as of the beginning of fiscal 2003. The Company adopted SFAS 144 in the three months ended June 29, 2002.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS 145), Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Besides rescinding the three FASB Statements, this Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in the three months ended June 29, 2002. The adoption of SFAS 145 on our financial statements was not material.

Forward-Looking Statements

     This quarterly report on Form 10-Q includes forward-looking statements, in accordance with Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, performance improvement plans, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements are discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2001. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the risk that we may not be able to successfully implement our business strategy or our performance improvement program; our limited experience in designing, manufacturing and marketing products for the repair and regeneration segments of the orthopedic sports medicine market; our transition to direct distribution of our products in certain foreign countries; our ability to successfully develop or license and timely introduce and market new products or product enhancements; our dependence on our orthopedic professionals, agents and distributors for marketing our products; risks associated with our acquisition strategy and international operations; competition in our markets; the risk that our quarterly operating results are subject to substantial fluctuations; our high level of indebtedness and the restrictions imposed by the terms of our indebtedness; our ability to generate cash to service our debts; the effects of healthcare reform, managed care and buying groups on prices of our products; the uncertainty of domestic and foreign regulatory clearance and approval of our products; the sensitivity of our business to general economic conditions; uncertainty relating to third-party reimbursement; pending litigation; and other risk factors affecting the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of June 29, 2002, we had $75.0 million principal amount of fixed rate debt represented by our senior subordinated notes and $36.5 million of variable rate debt represented by borrowings under the credit facility (at an interest rate of 4.6% at June 29, 2002). Based on our current balance outstanding under the credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. At June 29, 2002, up to $25.0 million of variable rate borrowings were available under the revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

     In March 2001, we began selling products through our Australian subsidiary in Australian dollars. Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in the three and six months ended June 29, 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In the three and six months ended June 30, 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third-party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

     Our distribution and purchase agreement with IMD has provisions tied to the fluctuation of the Euro. In the event the value of the Euro in U.S. dollars on the date of payment of a $2.0 million licensing fee to be paid by us after final FDA approval of OrthoPulse™ is obtained changes from a specified rate, IMD reserves the right to adjust pricing on future products purchased by us from IMD to reflect the exchange rate in effect at that time. We may mitigate these risks by entering into hedging transactions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering. We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, and the underwriters of our initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. On June 17, 2002, we and the other defendants filed a motion to dismiss the Consolidated Complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on our business.

     On February 13, 2002, we filed a complaint in the United States District Court, Southern District of California, Case No. 02-CV-0279-K (LAB) against medi Bayreuth and medi UK, Ltd, our former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of our distributorship arrangements with them. On April 19, 2002, the defendants filed their answer and counterclaims seeking a net recovery from us of approximately $1.4 million for the repurchase of inventory. The lawsuit presently is in the discovery phase. We intend to vigorously prosecute this litigation and to vigorously defend against the counterclaims brought by these entities. We cannot assure you that we will be successful in this litigation.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, U.S. Patent No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. We have filed an answer and counterclaims seeking to invalidate the patents. The lawsuit seeks unspecified monetary damages and an injunction to prevent us from infringing the patents and from selling the relevant knee braces. We believe the claims are without merit and intend to defend the action vigorously. Pursuant to a prior contractual obligation, we have agreed to indemnify and defend Smith & Nephew in this matter. We cannot assure you that we will be successful in this litigation.

     We are from time to time involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or have provided adequate accruals for related costs. We are not aware of any pending lawsuits not mentioned above that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was convened on June 13, 2002 at 10:00 a.m. Of the 17,855,566 shares of common stock outstanding as of the record date of the meeting, there were present at said meeting, in person or by proxy, stockholders of the Company who were holders of 16,780,206 shares of common stock entitled to vote thereat, constituting a quorum. At our Annual Meeting, the following actions were voted upon:

a	The proposal to reelect two directors, each to serve until the 2005 Annual Meeting of Stockholders and until his successor has been elected and qualified or until his earlier resignation, death or removal:

Nominee	For	Withheld

Kirby L. Cramer	16,770,321	9,885
Leslie H. Cross	16,667,606	112,600

b	The proposal to ratify the appointment of Ernst & Young LLP as our independent accountants for the 2002 fiscal year received the following vote:

For	Against	Abstain

16,777,971	2,235	—

     The foregoing proposals were approved and accordingly ratified.

     The following individuals currently serve on the Company’s Board of Directors: Jack R. Blair (Chairman), Kirby L. Cramer, Leslie H. Cross, Charles T. Orsatti, Damion E. Wicker, M.D. and Mitchell J. Blutt, M.D.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.59	Supplement No. 1 dated as of April 4, 2002 to the Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., and Wachovia Bank, National Association
10.60	Supplement No. 1 dated as of April 4, 2002 to the Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC and Wachovia Bank, National Association

10.61	Supplement No. 1 dated as of April 4, 2002 to the Subsidiary Guarantee Agreement dated as of June 30, 1999, among each of the subsidiaries of dj Orthopedics, LLC and Wachovia Bank, National Association
10.62	First Supplemental Indenture dated as of May 13, 2002 among dj Orthopedics Development Corporation, dj Orthopedics Capital Corporation, dj Orthopedics, Inc. and The Bank of New York
10.63	Agreement dated as of April 4, 2002 between dj Orthopedics, LLC and Wachovia Bank, National Association

(b)  Reports on Form 8-K

A Report on Form 8-K was filed on August 2, 2002 announcing the appointment of Jack R. Blair as Chairman of our Board of Directors and the commencement of the process of streamlining our organization and improving our cost structure by consolidating certain executive positions and corporate functions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2002 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC.

(Registrant)

Date: August 13, 2002	BY: /s/ LESLIE H. CROSS

Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	BY: /s/ VICKIE L. CAPPS

Vickie L. Capps Senior Vice President and Chief Financial Officer (Principal Financial Officer)