Form 10-Q
period 2002-09-28
DJ ORTHOPEDICS INC
filed 2002-11-12
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

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

Yes [X] No [   ]

The number of shares of the Registrant’s Common Stock outstanding at November 6, 2002 was 17,872,956 shares.

EXPLANATORY NOTE

     dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary dj Orthopedics, LLC (dj Ortho) and dj Ortho’s subsidiaries (collectively, the Company), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. dj Orthopedics was incorporated in Delaware in August 2001. We are the successor to DonJoy, L.L.C. (DonJoy) which, prior to June 30, 1999, was wholly owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly owned subsidiary of dj Orthopedics.

     This Form 10-Q is filed pursuant to the Securities Exchange Act of 1934, as amended, for dj Orthopedics. dj Orthopedics and dj Orthopedics Development Corporation (dj Development), a wholly owned subsidiary of dj Ortho, guarantee dj Ortho’s bank borrowings and the 12 5/8% Senior Subordinated Notes (the Notes) issued by dj Ortho and DJ Orthopedics Capital Corporation (DJ Capital), a wholly owned subsidiary of dj Ortho. DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and the Company’s non-guarantor subsidiaries in the aggregate have been provided within the notes to the financial statements included herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,556	$25,814
Accounts receivable, net of provision for contractual allowances and doubtful accounts of $16,132 and $8,741 at September 28, 2002 and December 31, 2001, respectively	41,476	45,176
Inventories, net	18,500	25,139
Deferred tax asset, current portion	6,350	6,350
Other current assets	2,899	4,285

Total current assets	97,781	106,764
Property, plant and equipment, net	15,067	15,343
Goodwill, net	55,120	55,498
Intangible assets, net	14,151	15,090
Debt issuance costs, net	3,915	4,501
Deferred tax asset	55,592	49,686
Other assets	789	1,040

Total assets	$242,415	$247,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,829	$9,825
Accrued compensation	3,156	2,090
Accrued commissions	1,573	1,218
Long-term debt, current portion	1,274	1,274
Accrued interest	2,927	386
Accrued performance improvement and restructuring costs	4,393	—
Other accrued liabilities	6,660	8,075

Total current liabilities	26,812	22,868
12 5/8% Senior Subordinated Notes	73,964	73,848
Long-term debt, less current portion	35,177	35,812
Minority interest	199	154

Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at September 28, 2002 and December 31, 2001	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,872,956 shares and 17,855,566 shares issued and outstanding at September 28, 2002 and December 31, 2001, respectively	179	179
Additional paid-in-capital	65,478	65,642
Notes receivable for stock purchases	(2,197)	(2,082)
Accumulated other comprehensive income (loss)	415	(110)
Retained earnings	42,388	51,611

Total stockholders’ equity	106,263	115,240

Total liabilities and stockholders’ equity	$242,415	$247,922

See accompanying notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net revenues	$45,828	$44,078	$135,976	$127,361
Costs of goods sold (Notes 4 and 5)	22,651	19,176	62,158	53,856

Gross profit	23,177	24,902	73,818	73,505
Operating expenses:
Sales and marketing (Note 5)	14,394	12,147	47,216	35,661
General and administrative	7,492	6,206	21,366	18,270
Research and development	849	513	2,076	1,813
Impairment of long-lived assets (Notes 4 and 6)	487	—	2,405	—
Performance improvement and restructuring costs (Note 4)	6,126	—	6,126	—

Total operating expenses	29,348	18,866	79,189	55,744

Income (loss) from operations	(6,171)	6,036	(5,371)	17,761
Interest expense and other, net	(2,915)	(4,308)	(9,040)	(13,471)

Income (loss) before income taxes	(9,086)	1,728	(14,411)	4,290
Benefit for income taxes	3,272	—	5,188	—

Net income (loss)	(5,814)	1,728	(9,223)	4,290
Less: Preferred unit dividends and accretion of preferred unit fees	—	(1,632)	—	(4,738)

Net income (loss) available to common stockholders	$(5,814)	$96	$(9,223)	$(448)

Basic and diluted net loss per share	$(0.33)	N/A	$(0.52)	N/A

Basic and diluted weighted average shares outstanding used to calculate per share information	17,873	N/A	17,873	N/A

For the required information related to the pro forma impact of income taxes on the 2001 results, see Note 1.

See accompanying notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Operating activities
Net income (loss)	$(9,223)	$4,290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	15,637	7,403
Provision for excess and obsolete inventories	4,571	253
Provision for impairment of long-lived assets	2,405	—
Provision for performance improvement and restructuring	6,126	—
Depreciation and amortization	5,463	7,001
Amortization of debt issuance costs and discount on Senior Subordinated Notes	702	845
Other non-cash adjustments	91	246
Changes in operating assets and liabilities, net	(17,081)	(16,501)

Net cash provided by operating activities	8,691	3,537
Investing activities
Purchases of property, plant and equipment	(3,383)	(4,581)
Proceeds from the sale of property, plant and equipment	288	—
Purchase of intangible assets	(2,590)	(1,060)
Other assets, net	56	(1,343)

Net cash used in investing activities	(5,629)	(6,984)
Financing activities
Repayment of long-term debt	(635)	(7,957)
Net proceeds from issuance of equity securities	—	9,552
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	121	—
Additional costs related to initial public offering	(317)	—
Distributions to preferred unit holders	—	(200)

Net cash (used in) provided by financing activities	(831)	1,395
Effect of exchange rate changes on cash	511	(168)

Net increase (decrease) in cash and cash equivalents	2,742	(2,220)
Cash and cash equivalents at beginning of period	25,814	4,106

Cash and cash equivalents at end of period	$28,556	$1,886

See accompanying notes.

DJ ORTHOPEDICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. General

Business and Organization

     dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary dj Orthopedics, LLC (dj Ortho) and dj Ortho’s subsidiaries (collectively, the Company), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. dj Orthopedics was incorporated in Delaware in August 2001. dj Orthopedics is the successor to DonJoy, L.L.C. (DonJoy), which, prior to June 30, 1999, was wholly owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly owned subsidiary of dj Orthopedics.

     Effective January 1, 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through its two new wholly owned subsidiaries, dj Orthopedics Deutschland GmbH (dj Germany) and dj Orthopaedics UK Ltd (dj UK). dj Germany and dj UK replaced third-party distributors in those countries. Effective May 7, 2002, the Company commenced direct distribution of its products in Canada through its wholly owned subsidiary, dj Ortho, Canada Inc. (dj Canada), replacing the Smith & Nephew sales organization, which previously distributed the Company’s products in Canada.

Basis of Presentation

     The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 28, 2002 and September 29, 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2001. The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 28, 2002 and September 29, 2001 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Notes 4, 5 and 6) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended September 28, 2002 are not necessarily indicative of the results to be achieved for the entire year or future periods.

     The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (DJ Capital), the accounts of dj Ortho’s wholly owned Mexican subsidiary that manufactures a portion of dj Ortho’s products under Mexico’s maquiladora program, the accounts of dj Ortho’s wholly owned subsidiaries in Canada, Germany and the United Kingdom, and the accounts of dj Ortho’s majority owned subsidiary in Australia (formed March 2001). All intercompany accounts and transactions have been eliminated in consolidation. Minority interest at September 28, 2002 represents the minority stockholders’ proportionate share of the net assets of dj Australia.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods.

Per Share Information

     Earnings per share are computed in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. For the three and nine months ended September 28, 2002, options to purchase approximately 1,893,381 and 1,848,432 shares, respectively, of common stock were excluded from the computation because their exercise price exceeded the average fair market value of the Company’s common stock for those periods and therefore are antidilutive.

Pro Forma Income Taxes and Pro Forma Per Share Information

     The pro forma income tax expense and the related calculations of pro forma per share information reflect the Company’s operations for the three and nine month periods ended September 29, 2001 as if the Reorganization occurred as of the beginning of 2001. Pro forma income tax expense represents the estimated charge based on the Company’s operating results for the three and nine month periods ended September 29, 2001 as if the Company were a corporation from the beginning of 2001, using an estimated combined worldwide effective tax rate of 40.0%. The pro forma basic and diluted per share information is computed based on the weighted average number of shares of common stock outstanding for the three and nine month periods ended September 29, 2001. For comparative purposes, the 7,800,000 shares of common stock issued as part of the Company’s initial public offering have been included in the weighted averaged number of shares outstanding for the three and nine months ended September 29, 2001, as if the shares were outstanding for the entire periods. Basic and diluted shares used for the calculation of pro forma earnings per share were the same due to the net loss position of the Company for the three and nine months ended September 29, 2001 since all weighted average common share equivalents were antidilutive. The following table presents the information referenced above (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 29, 2001	September 29, 2001

Income before income taxes	$1,728	$4,290
Pro forma provision for income taxes	(691)	(1,716)

Pro forma net income	1,037	2,574
Less: Preferred unit dividends and accretion of preferred unit fees	(1,632)	(4,738)

Pro forma net loss available to common stockholders/members	$(595)	$(2,164)

Basic and diluted pro forma net loss per share available to common stockholders	$(0.03)	$(0.13)

Basic and diluted weighted average common shares outstanding used in pro forma net loss per share computations	17,856	17,165

Foreign Currency Translation

     The financial statements of the Company’s international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do no meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In addition, SFAS 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of 2002 and determined that no impairment existed as of the date of adoption. The adoption of SFAS No. 142 reduced third quarter and year to date amortization expense by approximately $0.8 million and $2.2 million, respectively, compared to the prior year. On an ongoing basis, absent any indicators of impairment, the Company expects to perform its annual impairment evaluation during the fourth quarter.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS 144 to establish a single accounting model, based on the framework established in SFAS 121, as SFAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under Accounting Principles Board (APB) No. 30, Reporting The Results of Operations — Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 also resolves significant implementation issues related to SFAS 121. Companies were required to adopt SFAS 144 as of the beginning of fiscal 2002 (see Note 6).

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Besides rescinding the three FASB Statements, this Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS 145 in the three months ended June 29, 2002. The adoption of SFAS 145 on the Company’s financial statements was not material.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected not to early apply SFAS 146 in connection with its performance improvement program commenced in the third quarter of 2002 (see Note 4). The Company has recorded its performance improvement and restructuring costs in accordance with Issue 94-3. If the Company had elected early adoption of SFAS 146, $1.9 million of lease termination and other exit costs recorded in the third quarter of 2002 would have been deferred until the leased facilities were actually vacated. The Company does not expect the adoption of SFAS 146 in 2003 to have a material impact on its financial position and results of operations.

Reclassifications

     Certain amounts in prior periods have been reclassified to conform with current period presentation.

2. Financial Statement Information

     Inventories consist of the following (in thousands):

	September 28,	December 31,
	2002	2001

Raw materials	$5,965	$12,852
Work-in-progress	1,116	1,049
Finished goods	18,048	14,238

	25,129	28,139
Less inventory reserves	(6,629)	(3,000)

	$18,500	$25,139

3. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Reported net income (loss)	$(5,814)	$1,728	$(9,223)	$4,290
Comprehensive income (loss):
Foreign currency translation adjustment	(79)	(35)	511	(168)
Unearned compensation expense	14	—	14	—

Comprehensive income (loss)	$(5,879)	$1,693	$(8,698)	$4,122

4. Performance Improvement and Restructuring Costs

     In August 2002, the Company commenced a performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of such program have been incurred. There can be no assurance the performance improvement program will be successful or achieve the desired goals. With the objective of reducing costs by streamlining its organization structure, the Company began its performance improvement program with the elimination of several senior management positions. In September 2002, the Company also announced the move of the manufacturing of all its remaining soft goods and certain non-custom rigid braces manufactured in the United States to the Company’s manufacturing facilities in Mexico. The move of these manufacturing operations is expected to result in the elimination of approximately 200 U.S. positions by the end of 2002, of which 33 positions were eliminated in the third quarter of 2002. A comparable number of positions are expected to be added in Mexico. The manufacturing move is expected to result in reduced manufacturing costs. Other focuses of the performance improvement program include reducing operating expenses; improving the profitability of revenue from the Company’s OfficeCare® and Insurance channels; reducing working capital and improving the Company’s business processes and information systems. The Company has retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program and expects the program to continue through the fourth quarter of 2002 and possibly into 2003.

     The results for the third quarter of 2002 include charges totaling $9.4 million ($6.0 million net of tax, with an effect of $0.34 on diluted loss per share) related to the Company’s performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities expected to be vacated by the Company in the United States and reserves for inventory and intangibles related to discontinued product lines.

     The severance pay relates to the elimination of the United States manufacturing positions and the senior management positions. In connection with the manufacturing move, a portion of the Company’s United States manufacturing facilities will be vacated. The Company has estimated the net rent that will be paid for the vacated facilities, in excess of estimated sublease income. In accordance with Emerging Issues Task Force Issue 94-3 and Staff Accounting Bulletin No. 100, the employee severance costs and the net lease expense related to the vacated facilities have been deemed to be performance improvement and restructuring costs, and were accrued in the third quarter of 2002.

     Other performance improvement costs in the accompanying statement of operations consist primarily of consulting expenses, moving cost and other related costs, which have been expensed as incurred. The Company’s agreement with AlixPartners, LLC provides for hourly fees for services rendered during the implementation phase of the performance improvement program, as well as certain success and bonus fees based upon the attainment of agreed upon qualitative and quantitative milestones established for the program. The implementation fees have been expensed as incurred. A portion of the estimated success and bonus fees have been pro-rated and recognized in the third quarter of 2002 based on accomplishments through the end of the third quarter.

     In connection with the performance improvement program, the Company intends to refocus its resources on its core business within the rehabilitation segment of the orthopedic sports medicine market. As a result, the Company will focus on a smaller product offering within its surgical products area and will not enter the total joint replacement market at this time. In the third quarter of 2002, the Company recorded provisions for inventories related to surgical product lines that will be discontinued in the amount of $2.8 million ($1.8 million net of tax, with an effect of $0.10 on diluted loss per share). The Company will continue to market a limited number of surgical products. Additionally, the Company has estimated that future cash flows from its remaining surgical products will be insufficient to recover the value of certain related intangible assets and accordingly, the Company has recognized $0.5 million primarily for the write-off of goodwill and reported it in the third quarter of 2002 as an impairment of these long-lived assets.

     Charges recorded by the Company in connection with the performance improvement program in the accompanying unaudited consolidated statement of operations for the three and nine months ended September 28, 2002, are as follows (in thousands):

			Other	Accrual at
	Total costs	Cash payments	Charges	September 28, 2002

Cost of goods sold:
Inventory related to discontinued surgical product lines	$2,801	$—	$(2,801)	$—
Impairment of long-lived assets:	487	—	(487)	—
Performance improvement and restructuring costs:
Employee severance costs	2,805	(1,005)	—	1,800
Lease termination and other exit costs	1,926	—	—	1,926
Consulting fees	1,166	(620)	—	546
Other	229	—	(108)	121

	6,126	(1,625)	(108)	4,393

Total	$9,414	$(1,625)	$(3,396)	$4,393

     The Company expects to incur additional costs in connection with the performance improvement program of approximately $5.0 to $8.0 million, primarily for additional severance pay and consulting expenses. The Company expects the majority of these additional expenses to be incurred in the fourth quarter of 2002.

5. Changes in Accounting Estimates

Contractual Allowances and Doubtful Accounts

     As disclosed in the Company’s critical accounting policies in its Form 10-K for the year ended December 31, 2001 and its Forms 10-Q for the three months ended March 30, 2002 and the six months ended June 29, 2002, the Company experienced a problem with a third-party insurance billing company, which required that a substantial portion of the accounts receivable from its OfficeCare® and Insurance programs be transferred to another third-party billing company in the latter half of 2001. During the second quarter of 2002, the Company enhanced the ability of its systems to obtain and analyze the information processed by its third-party billing companies. Historically, the Company relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. The Company’s increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of the third-party billing problems, the Company has experienced an increase in write-offs and bad debts for accounts receivable from its OfficeCare® and Insurance programs. Accordingly, the Company increased its related reserves by $4.4 million ($2.8 million net of tax, with an effect of $0.16 on diluted loss per share) in the second quarter of 2002, which is included in sales and marketing expenses in the accompanying unaudited consolidated statements of operations for the nine months ended September 28, 2002.

Excess and Obsolete Inventories

     In the second quarter of 2002, the Company provided incremental provisions for estimated excess inventories in the amount of $1.3 million ($0.8 million net of tax, with an effect of $0.05 on diluted loss per share). The increase in the Company’s estimate for these reserves was primarily related to inventories on hand for certain new product areas which had not achieved anticipated market share, including the Company’s OrthoPulse® bone growth stimulator product. The Company has experienced continuing delays in obtaining FDA approval for the OrthoPulse® bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse® was placed on an integrity hold due to concerns that the clinical data submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data was completed and an amended PMA is expected to be filed by the manufacturer of OrthoPulse® in the fourth quarter of 2002.

6. Impairment of Long-Lived Assets

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

     As a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated, the Company’s estimated future cash flows from such new products and assets are lower than originally estimated. During the second and third quarters of 2002, the Company recognized $1.9 million and $0.5 million, respectively, in charges related to impairment of certain long-lived assets. These long-lived assets primarily include intangible assets associated with the Company’s DonJoy Vista™ Rehabilitation System product line, estimated impairment related to an investment in an internet marketing company, and goodwill related to the acquisition of Alaron.

7. Segment and Related Information

     dj Ortho has two reportable segments as defined by FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. dj Ortho’s reportable segments are its business units that offer different products, which are managed separately because each business requires different technology and marketing strategies. The rigid knee bracing segment designs, manufactures and sells rigid framed ligament and osteoarthritis knee braces and post-operative splints. The soft goods segment designs, manufactures and sells fabric, neoprene and Drytex® based products for the knee, ankle, shoulder, back and wrist. dj Ortho’s other business units are included in specialty and other complementary orthopedic products. None of the other business units met any of the quantitative thresholds for determining reportable segments, including the Company’s line of surgical products. Information regarding industry segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net revenues:
Rigid knee bracing	$17,624	$17,529	$53,062	$50,190
Soft goods	15,309	15,887	46,128	46,194

Net revenues for reportable segments	32,933	33,416	99,190	96,384
Specialty and other complementary orthopedic products	11,628	9,476	33,069	27,371
Freight revenue	1,267	1,186	3,717	3,606

Total consolidated net revenues	$45,828	$44,078	$135,976	$127,361

Gross profit:
Rigid knee bracing	$12,513	$12,270	$38,579	$35,551
Soft goods	6,743	6,772	20,307	19,997

Gross profit for reportable segments	19,256	19,042	58,886	55,548
Specialty and other complementary orthopedic products	6,854	5,411	18,798	15,060
Freight revenue	1,267	1,186	3,717	3,606
Other cost of goods sold	(4,200)	(737)	(7,583)	(709)

Total consolidated gross profit	$23,177	$24,902	$73,818	$73,505

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

     For the three and nine months ended September 28, 2002 and September 29, 2001, dj Ortho had no individual customer or distributor within a segment which accounted for more than 10% or more of total net revenues.

     In connection with the performance improvement program, the Company is reviewing its reportable segments to determine whether the segments should be changed to be more representative of how the Company will manage its operations upon completion of the program. If a decision is made to change the reportable segments, all previously reported segment results will be restated to conform to the new presentation.

     Net revenues to customers, attributed to regions based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

United States	$38,971	$37,220	$115,689	$108,307
Europe	3,137	3,974	9,942	10,544
Other countries	2,453	1,698	6,628	4,904

Total international	5,590	5,672	16,570	15,448
Freight revenue	1,267	1,186	3,717	3,606

Total consolidated net revenues	$45,828	$44,078	$135,976	$127,361

     Total assets by region were as follows (in thousands):

	September 28,	December 31,
	2002	2001

United States	$236,154	$244,973
Europe	2,355	—
Other countries	3,906	2,949

Total international	6,261	2,949

Total consolidated assets	$242,415	$247,922

8. Income Taxes

     In connection with the Reorganization on November 20, 2001, the Company became a corporation and became subject to U.S. federal, state, and foreign income taxes on its earnings after that date. The Company’s estimated worldwide effective tax rate was 40% for the period from November 20 to December 31, 2001. Based on its expected net loss, the Company currently estimates its annual worldwide tax benefit effective rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards. As of September 28, 2002, the Company had recorded approximately $61.9 million of net deferred tax assets, for which no valuation allowance has been recorded, related primarily to tax deductible goodwill not recognized for book purposes. Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate approximately $165.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. However, there can be no assurance that the Company will meet its expectations of future taxable income.

9. Contingencies

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

     On February 13, 2002, the Company filed a complaint in the United States District Court, Southern District of California, against medi Bayreuth and medi UK, Ltd., the Company’s former distributors in Germany and the United Kingdom, respectively, alleging breach of contract, unfair competition and patent infringement resulting from the termination of the Company’s distributorship arrangements with them. On April 19, 2002, the defendants filed their answer and counterclaims seeking a net recovery from the Company of approximately $1.4 million for the repurchase of inventory. The Company has recently settled the portion of the litigation relating to medi UK, Ltd. The remaining portion of the litigation relating to medi Bayreuth is currently proceeding, and the Company intends to vigorously prosecute its remaining claims and to vigorously defend against the counterclaims brought by this entity. There can be no assurance that the Company will be successful in this litigation. The Company expects settlement of this litigation relating to medi Bayreuth before December 31, 2002 and does not anticipate a material impact on the financial statements.

     On June 7, 2002, a patent infringement action was filed against the Company and its former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, by Generation II Orthotics Inc. and Generation II USA Inc. (the Plaintiffs). The suit alleges that the Company and Smith & Nephew willfully infringed, and are infringing, certain United States patents owned by the Plaintiffs by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent the Company from infringing the patents and from selling the relevant knee braces. The Company believes the claims are without merit and intends to defend the action vigorously. The Company has filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, the Company has agreed to indemnify and defend Smith & Nephew in this matter. There can be no assurance that the Company will be successful in this litigation.

     On September 11, 2002, John R. Kline filed a lawsuit against the Company and its former parent, Smith & Nephew DonJoy, Inc., in Superior Court of the State of California, County of San Diego. The plaintiff also sued Shannon Cool, Electro Science Technologies, Inc., Electro Science Technologies Equine, Inc. and other individual principals of Shannon Cool, with whom he had previously entered into an agreement regarding the assignment of royalties from certain patent assets. The plaintiff’s alleged causes of action include breach of contract, intentional interference with contract, fraud, conversion and civil conspiracy, arising out of a Patent Transfer Agreement between the Company and Shannon Cool, and punitive damages. The Company has not yet been served in the action, but believes the claims are without merit and intends to defend the action vigorously if served. In addition, if the Company is served, there may be rights of indemnification against others. There can be no assurance that the Company will be successful in this litigation.

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

10. Subsequent Events

     In October 2002, the Company completed an amendment to its bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for the fourth quarter of 2002 and through February 15, 2003 and amended the definition of consolidated EBITDA for purposes of computing those financial covenants. The amended definition of consolidated EBITDA permits the Company to add back to net income, for purposes of computing consolidated EBITDA, up to $17.0 million of charges incurred in connection with its performance improvement program. The Company was in compliance with all financial covenants, as amended, as of September 28, 2002. The Company intends to request an additional amendment to the bank credit facility during the first quarter of 2003 to modify the financial covenants for the remaining term of the bank credit facility. There can be no assurance that the lenders under the bank credit facility will grant any such amendment.

11. Condensed Consolidating Financial Information

     dj Ortho is a wholly owned operating subsidiary of dj Orthopedics and represents substantially all of the revenues and operating results of dj Orthopedics and has no independent assets or operations. DJ Capital is a wholly owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the Senior Subordinated Notes (the Notes). dj Ortho’s obligations under the Notes are guaranteed by dj Orthopedics and dj Development. The guarantees of the Notes by dj Orthopedics and dj Development and any guarantee of the Notes by a future parent or wholly owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Development comprise all the direct and indirect subsidiaries of dj

Orthopedics other than foreign subsidiaries, which are non-guarantors of the Notes. The indenture governing the Notes (Indenture) and the Amended Credit Agreement (Bank Credit Facility) contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the Bank Credit Facility. Such financial covenants were amended for 2002 in conjunction with the performance improvement program discussed above. The Indenture and the Bank Credit Facility permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

     The following supplemental condensed consolidating financial information presents the balance sheet as of September 28, 2002, the statements of operations for the three and nine months ended September 28, 2002 and the statement of cash flows for the nine months ended September 28, 2002. Since the Company did not establish dj Development until the second quarter of 2002 and the non-guarantor foreign subsidiaries were previously minor, a supplemental condensed consolidating balance sheet as of December 31, 2001 and condensed consolidating statements of operations for the three and nine months ended September 29, 2001 and the statement of cash flows for the nine months ended September 29, 2001 are not required under the Securities Exchange Act of 1934. As discussed in Note 1 above, during 2002, the Company established new operating subsidiaries in Germany, the United Kingdom and Canada. Therefore, in the aggregate, the non-guarantor subsidiaries are no longer minor. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, Australia, the United Kingdom and Canada (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements for the three and nine months ended September 28, 2002, respectively, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals, and the adjustments discussed in Notes 4, 5 and 6) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

Unaudited Condensed Consolidating Balance Sheet
September 28, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$17,120	$8,480	$(5)	$2,961	$—	$28,556
Accounts receivable, net	—	38,319	—	3,577	(420)	41,476
Inventories, net	—	16,044	—	4,076	(1,620)	18,500
Deferred tax asset, current portion	6,350	—	—	—	—	6,350
Intercompany, net	21,440	(17,080)	3,982	(8,355)	13	—
Other current assets	36	2,508	—	356	(1)	2,899

Total current assets	44,946	48,271	3,977	2,615	(2,028)	97,781
Property, plant and equipment, net	—	13,829	11	1,227	—	15,067
Goodwill, intangible assets and other assets	—	71,810	3,029	79	(943)	73,975
Deferred tax asset	55,592	—	—	—	—	55,592

Total assets	$100,538	$133,910	$7,017	$3,921	$(2,971)	$242,415

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$—	$23,784	$18	$2,156	$(420)	$25,538
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	—	25,058	18	2,156	(420)	26,812
Long-term debt, less current portion	—	109,141	—	—	—	109,141
Minority interest	—	—	—	—	199	199
Total stockholders’ equity	100,538	(289)	6,999	1,765	(2,750)	106,263

Total liabilities and stockholders’ equity	$100,538	$133,910	$7,017	$3,921	$(2,971)	$242,415

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 28, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$41,092	$2,303	$4,180	$(1,747)	$45,828
Costs of goods sold	—	22,057	—	2,580	(1,986)	22,651

Gross profit	—	19,035	2,303	1,600	239	23,177
Operating expenses:
Sales and marketing	—	12,997	14	1,383	—	14,394
General and administrative	24	6,231	473	764	—	7,492
Research and development	—	593	256	—	—	849
Impairment of long-lived assets	—	487	—	—	—	487
Performance improvement and restructuring costs	—	6,126	—	—	—	6,126

Total operating expenses	24	26,434	743	2,147	—	29,348

Income (loss) from operations	(24)	(7,399)	1,560	(547)	239	(6,171)
Interest income (expense) and other, net	30	(2,951)	—	6	—	(2,915)

Income (loss) before income taxes	6	(10,350)	1,560	(541)	239	(9,086)
Benefit for income taxes	—	3,321	—	(49)	—	3,272

Net income (loss)	$6	$(7,029)	$1,560	$(590)	$239	$(5,814)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 28, 2002
(in thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$127,434	$4,663	$11,555	$(7,676)	$135,976
Costs of goods sold	—	61,620	—	6,625	(6,087)	62,158

Gross profit	—	65,814	4,663	4,930	(1,589)	73,818
Operating expenses:
Sales and marketing	—	43,520	35	3,661	—	47,216
General and administrative	47	18,692	886	1,741	—	21,366
Research and development	—	1,753	323	—	—	2,076
Impairment of long-lived assets	—	2,405	—	—	—	2,405
Performance improvement and restructuring costs	—	6,126	—	—	—	6,126

Total operating expenses	47	72,496	1,244	5,402	—	79,189

Income (loss) from operations	(47)	(6,682)	3,419	(472)	(1,589)	(5,371)
Interest income (expense) and other, net	88	(9,099)	—	6	(35)	(9,040)

Income (loss) before income taxes	41	(15,781)	3,419	(466)	(1,624)	(14,411)
Benefit for income taxes	—	5,237	—	(49)	—	5,188

Net income (loss)	$41	$(10,544)	$3,419	$(515)	$(1,624)	$(9,223)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2002
(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(918)	$7,074	$3,798	$(1,263)	$—	$8,691
Investing activities
Purchases of property, plant and equipment	—	(2,263)	(14)	(1,106)	—	(3,383)
Proceeds from the sale of property, plant and equipment	—	1	—	287	—	288
Purchase of intangible assets	—	605	(3,387)	—	—	(2,782)
Disposal of intangible assets, net		192				192
Other assets, net	—	106	—	(50)	—	56

Net cash used in investing Activities	—	(1,359)	(3,401)	(869)	—	(5,629)
Financing activities
Repayment of long-term debt	—	(635)	—	—	—	(635)
Net proceeds from issuance of equity securities	—	(3,641)	3,580	61	—	—
Additional costs related to initial public offering	(317)	—	—	—	—	(317)
Net proceeds from issuance of ESPP shares	121					121
Intercompany obligations	18,234	(18,506)	(3,982)	4,254	—	—

Net cash (used in) provided by Financing activities	18,038	(22,782)	(402)	4,315	—	(831)
Effect of exchange rate changes on cash	—	(25)	—	536	—	511

Net increase (decrease) in cash and cash equivalents	17,120	(17,092)	(5)	2,719	—	2,742
Cash and cash equivalents at beginning of period	—	25,572	—	242	—	25,814

Cash and cash equivalents at end of period	$17,120	$8,480	$(5)	$2,961	$—	$28,556

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. We are the successor to DonJoy, L.L.C. which, prior to June 30, 1999, was wholly owned by Smith & Nephew, Inc. (Smith & Nephew), a wholly owned subsidiary of Smith & Nephew plc., a United Kingdom company. On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC, formerly Chase DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics’ initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization”. As a result of the foregoing transactions, dj Ortho became a wholly owned subsidiary of dj Orthopedics.

     dj Orthopedics and dj Development guarantee dj Ortho’s bank borrowings and the Senior Subordinated Notes (the Notes). DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. DJ Capital does not hold any assets or other properties or conduct any business. No separate financial information for DJ Capital has been provided herein because management believes such information would not be material given DJ Capital’s lack of assets and activities. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and our non-guarantor subsidiaries in the aggregate have been provided within the notes to the financial statements included herein.

Performance Improvement and Restructuring Costs

     In August 2002, we commenced a performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of such program have been incurred. There can be no assurance the performance improvement program will be successful or achieve the desired goals. With the objective of reducing costs by streamlining its organization structure, we began our performance improvement program with the elimination of several senior management positions. In September 2002, we also announced the move of the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations is expected to result in the elimination of approximately 200 U.S. positions by the end of 2002, of which 33 positions were eliminated in the third quarter of 2002. A comparable number of positions are expected to be added in Mexico. The manufacturing move is expected to result in reduced manufacturing costs. Other focuses of the performance improvement program include reducing operating expenses; improving the profitability of revenue from our OfficeCare® and Insurance channels; reducing working capital and improving our business processes and information systems. We have retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program and expect the program to continue through the fourth quarter of 2002 and possibly into 2003.

     In connection with the performance improvement program, we intend to refocus our resources on our core business within the rehabilitation segment of the orthopedic sports medicine market. As a result, we will focus on a smaller product offering within our surgical products area and will not enter the total joint replacement market at this time. See note 4 to our unaudited condensed consolidated financial statements included in Item 1.

Critical Accounting Policies and Estimates

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

     Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for: i) contractual allowances for reimbursement amounts from our third-party payors based on negotiated contracts; and, ii) for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third-party payors for our third-party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. We reserve for and reduce revenues by between 20% and 28% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed by the third-party payors, primarily for various reasons which we categorize as billing exceptions. Direct billed customers represent approximately 64% of our net receivables at September 28, 2002 and we have historically experienced bad debts of approximately 1% of these receivables. Our third-party reimbursement payors represent approximately 36% of our net receivables at September 28, 2002 and we estimate bad debt expense, based on our historical experience, to be approximately 7% of amounts due from these third-party reimbursement payors. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. As disclosed in our critical accounting policies in our Form 10-K for the year ended December 31, 2001 and our Form 10-Qs for the three months ended March 30, 2002 and the six months ended June 29, 2002, we experienced a problem with a third-party insurance billing company, which required that a substantial portion of the accounts receivable from our OfficeCare® and Insurance programs be transferred to another third-party billing company in the latter half of 2001. We have provided additional reserves in prior periods for contractual allowances and doubtful accounts for third-party reimbursement receivables which were originally billed through the third-party insurance billing company whose contract was canceled in 2001 due to lack of timely and thorough filings with third-party payors.

     During the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by our third-party billing companies. Historically, we relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of historical third-party billing problems, we had experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare® and Insurance programs. Accordingly, we increased our related reserves by $4.4 million in the second quarter of 2002, which is included in sales and marketing expenses in the accompanying unaudited consolidated statements of operations for the nine months ended September 28, 2002. See note 5 to our unaudited condensed consolidated financial statements included in Item 1.

     At September 28, 2002, we had approximately $14.8 million of net accounts receivable from third-party payors, of which approximately $1.0 million related to revenues we recognized more than one year ago. Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of the net accounts receivable could be reduced by a material amount.

     In connection with our performance improvement initiatives, we are evaluating alternative third-party billing and collection partners as well as our internal billing and collection capabilities. This evaluation may result in a change to a new billing and collection partner and/or a greater investment in our internal capabilities in this area.

     Reserve for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand in our OfficeCare® locations are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on minimum purchase commitments, if any, the current status of any FDA approval process, if required, and our level of sales of the new products. See note 5 to our unaudited condensed consolidated financial statements included in Item 1.

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

     Valuation Allowance for Deferred Tax Asset. As of September 28, 2002, we have recorded approximately $61.9 million of net deferred tax assets, for which no valuation allowance has been recorded, related primarily to tax deductible goodwill not recognized for book purposes. Realization of our deferred tax assets is dependent on our ability to generate approximately $165.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess the need for valuation allowances.

     Goodwill and Other Intangibles. In assessing the recoverability of the dj Orthopedics net goodwill and other intangibles which total $69.3 million at September 28, 2002, we must make assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or our related assumptions change in the future, we may be required to record impairment charges for all or a portion of the net book value of these assets. We have recorded certain impairment charges during 2002 as discussed in note 6 to our unaudited condensed consolidated financial statements included in Item 1.

Segments

     We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. Our product lines include rigid knee braces, soft goods, and a portfolio of specialty and other complementary orthopedic products. Our rigid knee braces include ligament braces, which provide durable support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. Our soft goods products, most of which are fabric or neoprene-based, provide support and/or heat retention and compression for injuries to the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. Our portfolio of specialty and other complementary orthopedic products, which are designed to facilitate orthopedic rehabilitation, include lower extremity fracture boots, upper extremity braces, cold therapy systems and pain management delivery systems. Our surgical products include fixation devices for soft tissue repair in the knee as well as to address cartilage damage due to trauma or osteoarthritis. These products are reported in the specialty and other complementary products segment. The rigid knee brace product lines and the soft goods product lines constitute reportable segments under generally accepted accounting principles. See Note 6 of the notes to our unaudited consolidated financial statements.

     Set forth below is revenue, excluding freight revenue, and gross profit information, excluding the impact of other costs of sales not allocated to segments, for our segments for the three and nine months ended September 28, 2002 and September 29, 2001, respectively (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Rigid knee braces:
Net revenues	$17,624	$17,529	$53,062	$50,190
Gross profit	12,513	12,270	38,579	35,551
Gross profit margin	71.0%	70.0%	72.7%	70.8%
Soft goods:
Net revenues	$15,309	$15,887	$46,128	$46,194
Gross profit	6,743	6,772	20,307	19,997
Gross profit margin	44.0%	42.6%	44.0%	43.3%
Specialty and other complementary orthopedic products:
Net revenues	$11,628	$9,476	$33,069	$27,371
Gross profit	6,854	5,411	18,798	15,060
Gross profit margin	58.9%	57.1%	56.8%	55.0%

     Our products are marketed globally, primarily under the DonJoy® and ProCare® brand names through several distribution channels. Our surgical products are marketed under the Alaron Surgical™ brand name. We also sell a variety of other third party brands through our OfficeCare® program and through distributor agreements in Australia.

Domestic Sales

     Excluding freight revenue, domestic sales accounted for approximately 87% of our net revenues for the third quarters of both 2002 and 2001, and 87% and 88% of our net revenues for the first nine months of 2002 and 2001, respectively. In the United States, a majority of our rigid knee braces are marketed to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Our surgical products are marketed to orthopedic sports medicine surgeons, hospitals and surgery centers. Both our rigid knee braces and our surgical products are sold by 39 commissioned independent sales agents who employ over 200 sales representatives. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements. The majority of our soft goods products are sold in the United States to third party distributors, including large, national distributors, regional specialty dealers and medical products buying groups who generally purchase such products at a discount from list prices. These distributors then resell the soft goods products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

OfficeCare® and Insurance Programs

     In 1996, in response to the needs of certain customers, we launched the OfficeCare® program, an inventory management and insurance billing program for certain U.S. orthopedic sports medicine surgeons. Under the OfficeCare® program, we provide the orthopedic sports medicine surgeon with an inventory of orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third party payor or from the patient when self-pay is applicable. The majority of these billings are performed by an independent third party contractor. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been our customers. As of September 28, 2002, the OfficeCare® program was located at over 550 physician offices throughout the United States.

     The OfficeCare® program represented approximately 12% and 13% of our net revenues, excluding freight revenue, for the third quarter of 2002 and 2001, respectively, and 13% of our net revenues, excluding freight revenue, for the nine months ended both September 28, 2002 and September 29, 2001. Sales of soft goods and specialty and other complementary orthopedic products represented the majority of such sales. The OfficeCare® program is also intended to strengthen our relationship with the surgeon, and serve to provide a pull-through effect for both current and future sales of our higher margin rigid knee bracing products through our direct and Insurance sales channels. OfficeCare® program sales remained consistent between the third quarter of 2002 and the third quarter of 2001, and increased 10% in the first nine months of 2002 over the same period in 2001, primarily related to increases in the number of physician offices participating in the program along with increases in sales of lower extremity fracture boots and soft goods products.

     Our Insurance program was designed for certain U.S. orthopedic sports medicine surgeons who require custom rigid knee bracing for their patients. We obtain pre-approval from the patient’s insurance company and then seek reimbursement directly from the patient’s insurance company or other third-party payor or from the patient when self-pay is applicable. The Insurance program is intended to facilitate the sale of our higher priced custom products to orthopedic sports medicine surgeons and their patients.

     The Insurance program represented approximately 4% of our net revenues, excluding freight revenue, for the third quarter of both 2002 and 2001 and the nine months ended both September 28, 2002 and September 29, 2001. Sales of rigid knee braces represented the majority of such sales. Insurance program sales increased 20% in the third quarter of 2002 over the third quarter of 2001, and 21% in the first nine months of 2002 over the same period in 2001, primarily related to increases in sales of our custom ligament product lines.

     As a result of the growth of these programs, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, these programs have increased our involvement in the third-party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable provisions for contractual allowances and doubtful accounts as discussed above under Critical Accounting Policies and Estimates.

     In connection with our performance improvement program, we are conducting a comprehensive review of our OfficeCare® program, including a review of the profitability of each OfficeCare® location. Such review could result in reductions of the number of physician offices participating in the program, resulting in a potential decrease in revenues and associated working capital requirements. We have also started a program intended to reduce the level of inventories at each physician office.

International Sales

     Excluding freight revenue, international sales accounted for approximately 13% of our net revenues for the third quarters of both 2002 and 2001, and 13% and 12% of our net revenues for the first nine months of 2002 and 2001, respectively. The following table sets forth the percentage of our international net revenues as a percentage of total net revenues, excluding freight revenue, by country:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Germany	4%	7%	4%	5%
Australia	2%	1%	2%	1%
Canada	2%	1%	1%	1%
Other countries	5%	4%	6%	5%

Total international sales	13%	13%	13%	12%

     The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom, the Czech Republic, Denmark, France, Japan and Spain.

     International sales are currently made primarily through two distinct channels: independent third-party distributors, including Smith & Nephew sales organizations in certain countries, and through wholly or majority owned foreign subsidiaries in Canada (since May 2002), in Germany and the United Kingdom (in each case since

January 1, 2002) and in Australia (since March 2001). Exclusive of freight revenue, international sales made through Smith & Nephew sales organizations decreased to 1% of our international sales in the first nine months of 2002 from 13% of our international sales in the comparable period of 2001. We believe future opportunities for sales growth within international markets are significant. We may continue to selectively replace our major third-party independent distributors with wholly or partially owned distributors in key countries where we believe the opportunity for growth is significant due to higher per capita healthcare spending. We believe that more direct control of the distribution network in these countries may allow us to accelerate the launch of new products and product enhancements. The establishment of our Australian joint venture and our wholly owned subsidiaries in Germany, the United Kingdom and Canada represent our initial steps in pursuing this strategy.

     In March 2001, we began selling products through our Australian subsidiary in Australian dollars. In January 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, in May 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in the three and nine months ended September 28, 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In the three and nine months ended September 29, 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third-party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact our operating results. We do not currently use derivative financial instruments to manage our foreign currency exchange risk; however, we may do so in the future.

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

Manufacturing Initiatives

     In 2001, we consolidated our two separate Mexican operations into one campus location and in the second quarter of 2002 sold the vacated facility. In the first quarter of 2002, we completed the move of our soft goods sewing operations previously performed at our Vista, California facilities to Mexico. As part of our performance improvement program in the third quarter of 2002, we announced the relocation of the manufacturing of all remaining soft goods and certain non-custom rigid bracing products from our Vista, California facilities to Mexico. The move of these manufacturing operations is expected to result in the elimination of up to 200 United States positions. A comparable number of positions are expected to be added in Mexico. In addition, a certain portion of the Company’s United States manufacturing facilities will be vacated.

     We have converted our manufacturing scheduling process to enhance our ability to produce finished goods upon customer demand. We have also converted our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes have allowed us to decrease the level of inventory necessary to operate the business and reduce the risk of excess and obsolete inventory. However, a decrease in the volume of units manufactured as a result of reduced inventory levels has led to a decrease in overhead absorption in the second and third quarters of 2002, which unfavorably impacted our gross profit for those periods.

Basis of Presentation; Taxes

     Upon the consummation of the initial public offering and our reorganization into corporate form in 2001, we became subject to the payment of federal income taxes and are required to file a separate federal tax return. In addition, deferred income taxes of $61.9 million on the balance sheet at September 28, 2002 primarily represent the difference between the book and tax base of the assets of DonJoy, L.L.C. at November 20, 2001. The indenture governing our Notes and the bank credit facility currently permit dj Ortho to make distributions to dj Orthopedics in amounts required for dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

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

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net revenues:
Rigid knee bracing	38.4%	39.8%	39.0%	39.4%
Soft goods	33.4	36.0	33.9	36.3
Specialty and other complementary orthopedic products	25.4	21.5	24.3	21.5

Revenues from product lines	97.2	97.3	97.2	97.2
Freight revenue	2.8	2.7	2.8	2.8

Total consolidated net revenues	100.0	100.0	100.0	100.0
Costs of goods sold	49.4	43.5	45.7	42.3

Gross profit	50.6	56.5	54.3	57.7
Operating expenses:
Sales and marketing	31.4	27.6	34.7	28.0
General and administrative	16.3	14.1	15.7	14.3
Research and development	1.9	1.2	1.5	1.4
Impairment of long-lived assets	1.0	—	1.8	—
Performance improvement and restructuring costs	13.4	—	4.5	—

Total operating expenses	64.0	42.9	58.2	43.7

Income (loss) from operations	(13.4)	13.6	(3.9)	14.0
Interest expense and other, net	(6.4)	(9.7)	(6.7)	(10.6)

Income (loss) before income taxes	(19.8)	3.9	(10.6)	3.4
Benefit for income taxes	7.1	—	3.8	—

Net income (loss)	(12.7)%	3.9%	(6.8)%	3.4%

Three Months Ended September 28, 2002 Compared To Three Months Ended September 29, 2001

Net Revenues. Net revenues increased $1.7 million, or 4.0%, to $45.8 million for the third quarter of 2002 from $44.1 million for third quarter of 2001. Domestic revenues in the third quarter of 2002 increased by $1.8 million, or 4.7%, from the third quarter of 2001 primarily as a result of increased sales in our direct and Insurance sales channels. International revenues in the third quarter of 2002 decreased by $0.1 million, or 1.4%, from the third quarter of 2001 primarily as a result of lower sales in our international direct subsidiaries as compared with the prior year period which included greater sales to our former stocking distributor in Germany. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $0.1 million over the prior period due to growth in the sales of the osteoarthritic braces, particularly the Adjustable OA Defiance™. Soft goods sales, excluding freight revenue, decreased by $0.6 million from the prior period due primarily to an increase in the OfficeCare® contractual allowances, offset by increased sales of wrist splints and shoulder braces, including those sold through the OfficeCare® program, and soft goods sales through our direct distributors in Germany, the United Kingdom and Canada. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $2.2 million over the prior period due primarily to an increase in sales of lower extremity fracture boots and cold therapy units, including those sold through the OfficeCare® program.

Gross Profit. Gross profit decreased $1.7 million, or 6.9%, to $23.2 million for the third quarter of 2002 from $24.9 million for the third quarter of 2001. Gross profit margin decreased from 56.5% for the third quarter of 2001 to 50.6% for the third quarter of 2002. The decrease in gross profit margin primarily relates to a $2.8 million increase in provisions for inventories associated with our decision to exit certain surgical products lines. See note 4 to our notes to the unaudited condensed consolidated financial statements included in Item 1. Gross profit has also been reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the rigid knee bracing segment increased $0.2 million, with gross profit margin increasing to 71.0% for the third quarter of 2002 from 70.0% for the comparable period in 2001. This increase primarily reflects improved margins in the osteoarthritic product lines and the incremental gross profit gained through the transition to direct distribution in Germany, the United Kingdom and Canada. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the soft goods segment decreased $0.1 million, with gross profit margin increased to 44.0% for the third quarter of 2002 from 42.6% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher standard gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines, offset by an increase in estimated OfficeCare® contractual allowances. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $1.4 million, with gross profit margin increasing to 58.9% for the third quarter of 2002 from 57.1% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher gross profits for our cold therapy products and lower extremity fracture boots.

Sales and Marketing Expenses. Sales and marketing expenses increased $2.3 million, or 18.5%, to $14.4 million for the third quarter of 2002 from $12.1 million for the third quarter of 2001. The increase in sales and marketing expense reflects increased commissions due to higher sales of domestic products, increased reserves for doubtful accounts related to our OfficeCare® and Insurance programs and costs related to our foreign subsidiaries that became operational in January 2002 (dj Germany and dj UK) and May 2002 (dj Canada). Overall, sales and marketing expenses increased as a percentage of revenues to 31.4% in the third quarter of 2002 from 27.6% in the comparable period of 2001.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 20.7%, to $7.5 million for the third quarter of 2002 from $6.2 million for third quarter of 2001. The increase was primarily due to increased spending due to insurance, legal and accounting activities, costs related to our foreign subsidiaries in Germany, the United Kingdom and Canada and increases in the provision for doubtful accounts related to our domestic operations, not including our OfficeCare® program, offset by decreases in goodwill amortization as a result of a change in accounting rules. Overall, general and administrative expenses increased as a percentage of revenues to 16.3% for the third quarter of 2002 from 14.1% for the comparable period of 2001.

Research and Development Expenses. Research and development expenses increased $0.3 million, or 65.5%, to $0.8 million for the third quarter of 2002 from $0.5 million for the third quarter of 2001 primarily due to certain patented technology, which was expensed in the third quarter of 2002.

Impairment of Long-Lived Assets. In the third quarter of 2002, as part of our performance improvement program, we recognized $0.5 million in charges related to impairment of certain of our long-lived assets, including goodwill associated with our surgical product lines.

Performance Improvement and Restructuring Costs. Performance improvement and restructuring costs for the third quarter of 2002 amounted to $6.1 million, which consisted of the following costs: (i) employee severance costs of $2.8 million, (ii) lease termination and other exit costs of $1.9 million, (iii) consulting fees of $1.2 million and

(iv)  other related costs of $0.2 million. See note 4 to our unaudited condensed consolidated financial statements included in Item 1.

Interest Expense and Other, net. Interest expense and other, net, including interest expense and discontinued acquisition costs, net of interest income, decreased approximately $1.4 million, or 32.3%, to $2.9 million in the third quarter of 2002 from $4.3 million in the third quarter of 2001 due to a decrease in debt balances outstanding.

Benefit for Income Taxes. The income tax benefit was $3.3 million for the third quarter of 2002. In connection with the Reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. We did not record a provision (benefit) for income taxes prior to that date. Realization of our deferred tax assets is dependent on our ability to generate approximately $165.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. Our estimated worldwide effective tax rate was 40% for 2001. We currently estimate our annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net loss was $5.8 million for the third quarter of 2002 compared to net income of $1.7 million for the third quarter of 2001 as a result of the changes discussed above.

Nine Months Ended September 28, 2002 Compared To Nine Months Ended September 29, 2001

Net Revenues. Net revenues increased $8.6 million, or 6.8%, to $136.0 million for the first nine months of 2002 from $127.4 million for first nine months of 2001. Domestic revenues for the first nine months of 2002 increased by $7.4 million, or 6.8%, from the first nine months of 2001 primarily as a result of increased sales in our direct, stocking distributor, OfficeCare® and Insurance sales channels. International revenues for the first nine months of 2002 increased by $1.1 million, or 7.3%, from the first nine months of 2001 primarily as a result of increased sales through our international direct distribution in Germany, the United Kingdom and Canada, and increased sales through our majority owned subsidiary in Australia, offset by lower sales in our international export channel. Net revenues, excluding freight revenue, for the rigid knee bracing segment increased $2.9 million over the prior period due to growth in the sales of the ligament and osteoarthritic braces. Soft goods sales, excluding freight revenue, decreased by $0.1 million over the prior period due to an increase in OfficeCare® contractual allowances. Specialty and other complementary orthopedic products sales, excluding freight revenue, increased by $5.7 million over the prior period due primarily to increased sales of lower extremity fracture boots and cold therapy units, including those sold through the OfficeCare® program, along with an increase in surgical product sales in dj Australia. In connection with our decision to discontinue certain surgical product lines, we are evaluating the future strategy of dj Australia, as the discontinued surgical products have represented a material portion of its sales.

Gross Profit. Gross profit increased $0.3 million, or 0.4%, to $73.8 million for the first nine months of 2002 from $73.5 million for the first nine months of 2001. Gross profit margin decreased from 57.7% for the first nine months of 2001 to 54.3% for the first nine months of 2002. The decrease in gross profit margin relates partly to inventory reserves of $1.3 million and $2.8 million recorded in the second and third quarters of 2002, respectively. See notes 4 and 5 to the notes to our unaudited condensed consolidated financial statements included in Item 1. Gross profit has also been reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany. Gross profit, excluding freight revenue, for the rigid knee bracing segment increased $3.0 million, with gross profit margin increasing to 72.7% for the first nine months of 2002 from 70.8% for the comparable period in 2001. This increase primarily reflects the incremental gross profit gained through the transition to direct distribution in Australia, Germany, the United Kingdom and Canada. Gross profit, excluding freight revenue, for the soft goods segment increased $0.3 million, with gross profit margin increasing to 44.0% for the first nine months of 2002 from 43.3% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher standard gross profit margins on our soft knee braces, ankle products, arm slings, back braces and bandage product lines, offset by an increase in estimated OfficeCare® contractual allowances. Gross profit, excluding freight revenue, for the specialty and other complementary orthopedic products segment increased $3.7 million, with gross profit margin increasing to 56.8% for the first nine months of 2002 as compared to 55.0% for the comparable period in 2001. This increase in gross profit margin is primarily related to higher gross profits for our cold therapy products and lower extremity fracture boots.

Sales and Marketing Expenses. Sales and marketing expenses increased $11.5 million, or 32.4%, to $47.2 million for the first nine months of 2002 from $35.7 million for the first nine months of 2001. This increase includes an increase of $4.4 million in our estimated reserves for doubtful accounts related to our OfficeCare® and Insurance programs which was recorded in the second quarter of 2002 and increased estimates of ongoing reserves for such doubtful accounts. The increase in sales and marketing expense also reflects increased commissions due to higher sales of domestic products and costs related to our foreign subsidiaries that became operational in March 2001 (dj Australia), January 2002 (dj Germany and dj UK) and May 2002 (dj Canada). Overall, sales and marketing expenses increased as a percentage of revenues to 34.7% in the first nine months of 2002 from 28.0% in the comparable period of 2001.

General and Administrative Expenses. General and administrative expenses increased $3.1 million, or 16.9%, to $21.4 million for the first nine months of 2002 from $18.3 million for the first nine months of 2001. The increase was primarily due to increased spending due to insurance, legal and accounting activities, costs related to our foreign subsidiaries in Australia, Germany, the United Kingdom and Canada, increases in the provision for doubtful accounts related to our domestic operations, not including our OfficeCare® program, and expenses associated with our status as a publicly-traded company effective November 2001, offset by a decrease in goodwill amortization as a result of new accounting rules. Overall, general and administrative expenses increased as a percentage of revenues to 15.7% for the first nine months of 2002 from 14.3% for the comparable period of 2001.

Research and Development Expenses. Research and development expenses increased by $0.3 million, or 14.5%, from $1.8 million for first nine months of 2001 to $2.1 million for the first nine months of 2002 primarily due to costs related to new product development in the first nine months of 2002.

Performance Improvement and Restructuring Costs. Performance improvement and restructuring costs for the first nine months of 2002 amounted to $6.1 million, which consisted of the following costs: (i) employee severance costs of $2.8 million, (ii) lease termination and other exit costs of $1.9 million, (iii) consulting fees of $1.2 million and (iv) other related costs of $0.2 million. See note 4 to our unaudited condensed consolidated financial statements included in Item 1.

Impairment of Long-Lived Assets. During the second quarter of 2002, we recognized $1.9 million in charges related to impairment of certain of our long-lived assets. These long-term assets included intangible assets associated with our DonJoy Vista™ Rehabilitation System product line and other product lines as well as estimated impairment in our investment in an internet marketing company. In the third quarter of 2002, as part of our performance improvement program, we recognized $0.5 million in charges related to impairment of certain of our long-lived assets, including goodwill associated with our surgical product lines.

Interest Expense and Other, net. Interest and other expense, net, including interest expense and discontinued acquisition costs, net of interest income, decreased approximately $4.4 million, or 32.9%, to $9.0 million in the first nine months of 2002 from $13.4 million in first nine months of 2001 due to a decrease in debt balances outstanding. In the first six months of 2002, we discontinued pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in the amount of $0.2 million.

Benefit for Income Taxes. The income tax benefit was $5.2 million for the first nine months of 2002. In connection with the Reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. We did not record a provision (benefit) for income taxes prior to that date. Realization of our deferred tax assets is dependent on our ability to generate approximately $165.0 million of future taxable income over the next 13 years. Management believes that it is more likely than not that the assets will be realized based on forecasted future taxable income. Our estimated worldwide effective tax rate was 40% for 2001. We currently estimate our annual worldwide effective tax benefit rate to be approximately 36% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net loss was $9.2 million for the first nine months of 2002 compared to net income of $4.3 million for the first nine months of 2001 as a result of the changes discussed above.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at September 28, 2002 was $110.4 million.

     Net cash provided by operating activities was $8.7 million and $3.5 million in the first nine months of 2002 and 2001, respectively. Cash provided in the first nine months of 2002 primarily reflects a net decrease in accounts receivable, inventories and accounts payable, offset by amounts paid for our performance improvement program.

     Cash used in investing activities was $5.6 million and $7.0 million in the first nine months of 2002 and 2001, respectively. Cash used in investing activities in the first nine months of 2002 primarily reflected the acquisition of distribution rights in conjunction with a terminated distribution agreement, and maintenance capital expenditures. In the first nine months of 2001, cash used in investing activities primarily reflected capital expenditures including the capitalization of costs associated with our acquisition and implementation of an enterprise resource planning system and an investment in manufacturing equipment, and also the Alaron acquisition.

     Capital expenditures for the remainder of 2002 are estimated at $1.1 million and primarily constitute maintenance capital expenditures. Our bank credit facility limits our ability to make capital expenditures to $8.4 million for 2002. In the event that the amount of capital expenditures permitted to be made by us under our bank credit facility in any fiscal year is greater than the actual amount of capital expenditures during such fiscal year, then 75% of such excess may be carried forward and utilized in the immediately succeeding fiscal year, subject to certain restrictions.

     Cash flows (used in) provided by financing activities were $(0.8) million and $1.4 million in the first nine months of 2002 and 2001, respectively. Cash used in 2002 reflects principle payments related to our bank credit facility and additional costs paid in 2002 related to our 2001 initial public offering, while cash provided in 2001 included $9.6 million in net proceeds from the sale of common units in June 2001, net of $7.0 million of principal repayments on our revolving bank credit facility.

Contractual Obligations and Commercial Commitments

     The $75.0 million of outstanding Notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which $36.5 million was outstanding at September 28, 2002. We also have available up to $25.0 million under the revolving bank credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of September 28, 2002, we did not have any amount outstanding under the revolving bank credit facility. Borrowings under the term loans and on the revolving bank credit facility bear interest at variable rates plus an applicable margin. At September 28, 2002, the effective interest rate on the term loans was 4.4%.

     We are required to make annual mandatory prepayments of the term loans under the bank credit facility in an amount equal to 50% of excess cash flow (as defined in the bank credit facility) (75% if our leverage ratio exceeds a certain level). We have had no excess cash flow to date. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. No mandatory prepayments have been required to date.

     The bank credit facility and the indenture impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the bank credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In October 2002, we completed an amendment to our bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for the fourth quarter of 2002 and through February 15, 2003 and amended the definition of consolidated EBITDA for purposes of computing those financial covenants. The amended definition of consolidated EBITDA permits us to add back to net income, for purposes of computing consolidated EBITDA, up to $17.0 million of charges incurred in connection with our performance improvement program. See note 4 to our unaudited condensed consolidated financial statements included in Item 1. We were in compliance with all financial covenants, as amended, as of September 28, 2002. The amended bank credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 on September 28, 2002, increasing to 5.75 to 1.00 on February 15, 2003 and then decreasing to 4.00 to 1.00 prior to December 31, 2003 and further decreasing to 3.50 to 1.00 from and after December 31, 2003 and a ratio of consolidated EBITDA to consolidated interest expense of at least 1.80 to 1.00 prior to December 31, 2002, decreasing to 1.70 to 1.00 on March 28, 2003 and then increasing to 2.10 to 1.00 prior to December 31, 2003 and further increasing to 2.50 to 1.00 from and after December 31, 2003. At September 28, 2002, under the amended definition, our ratio of total debt to consolidated EBITDA was approximately 4.47 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 2.24 to 1.00. We intend to request an additional amendment to the bank credit facility during the first quarter of 2003 to modify the financial covenants for the remaining term of the bank credit facility. There can be no assurance that the lenders under the bank credit facility will grant any such amendment.

     In addition to our obligations under our bank credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. IMD b.v. (“IMD”) will be the future supplier of our bone growth stimulator product, OrthoPulse®. If final FDA approval of this product is obtained, we will be required to make a $2.0 million payment, subject to exchange rate adjustments under certain circumstances, to IMD for the exclusive U.S. distribution rights of this product. The Company has experienced continuing delays in obtaining FDA approval for the OrthoPulse® bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse® was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data was completed and an amended PMA is expected to be filed by IMD in the fourth quarter of 2002. Under the current arrangement, we expect to make a payment of $1.0 million upon final FDA approval and a $1.0 million payment shortly afterwards for the U.S. distribution rights. However, the exact timing of payments are not determinable at this time. We purchased $0.5 million, $0.5 million and $0.8 million in inventory from IMD in the first nine months of 2002, and the full year 2001 and 2000, respectively, and we made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001. Although we cannot distribute such inventory in the United States until FDA approval is obtained, we can distribute such inventory in certain other countries which do not require FDA approval. We recorded a reserve against OrthoPulse® inventory on-hand in the amount of $0.6 million in the second quarter of 2002 based on our estimates of the impact that the delay in the FDA approval process will have on our ability to sell such inventory in a timely manner.

     As part of our strategy, we may pursue acquisitions, investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

     Our ability to satisfy our debt obligations and to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control. Management believes that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving bank credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving bank credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In such event, we may need to raise additional funds through public or private equity or debt financings. We cannot assure you that any such funds will be available to us on favorable terms or at all.

     As of September 28, 2002, we had available a total of approximately $28.6 million in cash and cash equivalents and $25.0 million available under the revolving bank credit facility. For the fourth quarter of 2002, we expect to spend a total of approximately $11.9 million for the following requirements:

•	approximately $5.8 million scheduled principal and interest payments on our bank credit facility and the Notes;

•	approximately $1.1 million for capital expenditures; and

•	approximately $5.0 million in performance improvement and restructuring costs.

     We expect to make other general corporate payments in the fourth quarter of 2002.

Obligations under Joint Venture Agreement

     Under the shareholders agreement dated April 5, 2001, executed in connection with the establishment of our 60% owned Australian subsidiary, we are required to fund additional working capital needs by way of equity and/or loans in an amount proportionate to our ownership of dj Australia. Upon the third anniversary of this agreement and upon each anniversary thereafter, we may become obligated under certain circumstances to acquire all the remaining shares of dj Australia for a purchase price provided in the shareholders agreement. In connection with our decision to discontinue certain surgical product lines, we are evaluating the future strategy of dj Australia, as the discontinued surgical products have represented a material portion of its sales.

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

Recent Accounting Pronouncements

     For information on the recent accounting pronouncements impacting our business, see note 1 to our unaudited condensed consolidated financial statements included in Item 1.

Forward-Looking Statements

     This quarterly report on Form 10-Q includes forward-looking statements, in accordance with Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, performance improvement plans, financing plans, our competitive position and the effects of competition, the projected growth of the markets in which we operate, and the benefits and synergies to be obtained from our completed and any future acquisitions. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements are discussed under “Risk Factors” in our Post-Effective Amendment No. 1 to Form S-1 filed in September 2002. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the risk that we may not be able to successfully implement our business strategy or our performance improvement program; our limited experience in designing, manufacturing and marketing products for the repair and regeneration segments of the orthopedic sports medicine market; our transition to direct distribution of our products in certain foreign countries; our ability to successfully develop or license and timely introduce and market new products or product enhancements; our dependence on our orthopedic professionals, agents and distributors for marketing our products; risks associated with our acquisition strategy and international operations; competition in our markets; the risk that our quarterly operating results are subject to substantial fluctuations; our high level of indebtedness and the restrictions imposed by the terms of our indebtedness; our ability to generate cash to service our debts; our ability to obtain future amendments to the bank credit facility; the effects of healthcare reform, managed care and buying groups on prices of our products; the uncertainty of domestic and foreign regulatory clearance and approval of our products; the sensitivity of our business to general economic conditions; uncertainty relating to third-party reimbursement; pending litigation; and other risk factors affecting the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving bank credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of September 28, 2002, we had $75.0 million principal amount of fixed rate debt represented by our Notes and $36.5 million of variable rate debt represented by borrowings under the bank credit facility (at an interest rate of 4.4% at September 28, 2002). Based on our current balance outstanding under the bank credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. At September 28, 2002, up to $25.0 million of variable rate borrowings were available under the revolving bank credit facility. We do not currently use derivative financial instruments to manage our interest rate risks; however, we may use derivative financial instruments, where appropriate, to manage our interest rate risks in the future. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

     In March 2001, we began selling products through our Australian subsidiary in Australian dollars. Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in the three and nine months ended September 28, 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In the three and nine months ended September 29, 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third-party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We do not currently use derivative financial instruments to manage our foreign currency exchange risk; however, we may do so in the future.

     Our distribution and purchase agreement with IMD has provisions tied to the fluctuation of the Euro. In the event the value of the Euro in U.S. dollars on the date of payment of a $2.0 million licensing fee to be paid by us after final FDA approval of OrthoPulse® is obtained changes from a specified rate, IMD reserves the right to adjust pricing on future products purchased by us from IMD to reflect the exchange rate in effect at that time.

ITEM 4. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

     On February 13, 2002, we filed a complaint in the United States District Court, Southern District of California, against medi Bayreuth and medi UK, Ltd., our former distributors in Germany and the United Kingdom, respectively alleging breach of contract, unfair competition and patent infringement resulting from the termination of our distributorship arrangements with them. On April 19, 2002, the defendants filed their answer and counterclaims seeking a net recovery from us of approximately $1.4 million for the repurchase of inventory. We have recently settled the portion of the litigation relating to medi UK, Ltd. The remaining portion of the litigation relating to medi Bayreuth is currently proceeding, and we intend to vigorously prosecute its remaining claims and to vigorously defend against the counterclaims brought by this entity. There can be no assurance that we will be successful in this litigation. We expect settlement of this litigation relating to medi Bayreuth prior to December 31, 2002 and do not anticipate a material impact on the financial statements.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, by Generation II Orthotics Inc. and Generation II USA Inc. (the Plaintiffs). The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, certain United States patents owned by the Plaintiffs by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent us from infringing the patents and from selling the relevant knee braces. We believe the claims are without merit and intend to defend the action vigorously. Pursuant to a prior contractual obligation, we have agreed to indemnify and defend Smith & Nephew in this matter. We cannot assure you that we will be successful in this litigation.

     On September 11, 2002, John R. Kline filed a lawsuit us and our former parent, Smith & Nephew DonJoy, Inc., in Superior Court of the State of California, County of San Diego. The plaintiff also sued Shannon Cool, Electro Science Technologies, Inc., Electro Science Technologies Equine, Inc. and other individual principals of Shannon Cool, with whom he had previously entered into an agreement regarding the assignment of royalties from certain patent assets. The plaintiff’s alleged causes of action include breach of contract, intentional interference with contract, fraud, conversion and civil conspiracy, arising out of a Patent Transfer Agreement between us and Shannon Cool, and punitive damages. We have not yet been served in the action, but believe the claims are without merit and intend to defend the action vigorously if served. In addition, if we are served, there may be rights of indemnification against others. There can be no assurance that we will be successful in this litigation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.65	Amendment No. 2 to Credit Agreement, dated as of October 29, 2002 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank

(b) Reports on Form 8-K

A Report on Form 8-K was filed on August 2, 2002, reporting under Item 5 the appointment of Jack R. Blair as Chairman of our Board of Directors and the commencement of the process of streamlining our organization and improving our cost structure by consolidating certain executive positions and corporate functions.

A Report on Form 8-K was filed on August 13, 2002, reporting under Item 9 that the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer and the Principal Financial Officer of dj Orthopedics were submitted to the Securities and Exchange Commission.

A Report on Form 8-K was filed on September 5, 2002, reporting under Item 5 the announcement that we were planning to relocate the manufacturing of all remaining soft bracing goods and certain non-custom rigid bracing products from Vista, California to our manufacturing facilities located in Tijuana, Mexico and an anticipated work force reduction in connection with this move.

A Report on Form 8-K was filed on October 4, 2002, reporting under Item 5 the appointment of Lesley H. Howe to our Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 12, 2002 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC. (Registrant)

Date: November 12, 2002	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2002	BY:	/s/ VICKIE L. CAPPS

Vickie L. Capps Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
REGARDING FACTS AND CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

I, Leslie H. Cross, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of dj Orthopedics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross President and Chief Executive Officer

I, Vickie L. Capps, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of dj Orthopedics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	BY:	/s/ VICKIE L. CAPPS

Vickie L. Capps Senior Vice President and Chief Financial Officer