Form 10-K
period 2002-12-31
DJ ORTHOPEDICS INC
filed 2003-03-28
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number 001-16757

DJ ORTHOPEDICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0978270 (I.R.S. Employer Identification Number)

2985 Scott Street Vista, California (Address of principal executive offices)	92083 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

Common Stock, $0.01 Par Value	New York Stock Exchange

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

The aggregate market value of all outstanding common equity held by non-affiliates of the Registrant based on the closing price of common stock as reported on the New York Stock Exchange on June 28, 2002, was $75,490,585.

The number of shares of the Registrant’s common stock outstanding at February 28, 2003 was 17,901,796 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2003 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJ ORTHOPEDICS, INC.

FORM 10-K

Explanatory Note

     This annual report on a Form 10-K is filed for dj Orthopedics, Inc. (dj Orthopedics), a Delaware corporation. It is also filed for dj Orthopedics, LLC (dj Ortho), a Delaware limited liability company and DJ Orthopedics Capital Corporation (DJ Capital), a Delaware corporation, with respect to the 12 5/8% Senior Subordinated Notes (the Notes) due in 2009 in an original aggregate principal amount at maturity of $100 million that were co-issued by dj Ortho and dj Capital. dj Orthopedics owns 100% of the equity interest of dj Ortho and does not otherwise own any material assets or business operations. The financial position and operating results of dj Orthopedics and dj Ortho are, therefore, substantially the same and are reflected in the consolidated financial information contained in this report. dj Capital was formed solely to act as co-issuer of the Notes and does not hold any assets or conduct any business operations of its own. Financial information for dj Capital would not be meaningful and is not included in this annual report.

Note on Forward-Looking Information

     This annual report on Form 10-K includes forward-looking statements intended to be within the safe-harbor for such statements provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, cost reduction programs, our competitive position and the effects of competition and the projected growth of the markets in which we operate. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this annual report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this annual report are discussed under “Risk Factors” and elsewhere in this annual report, and you are cautioned to consider these risk factors in connection with such forward-looking statements.

Part I

Item 1. Business

Overview

     We are a global orthopedic sports medicine company specializing in the design, manufacture and marketing of products that rehabilitate soft tissue and bone injuries, help protect against injury, and treat osteoarthritis of the knee. Osteoarthritis is a form of damage to or degeneration of the articular surface of a joint. Our broad range of over 600 existing products, many of which are based on proprietary technologies, include rigid knee braces, soft goods and specialty and other complementary orthopedic products which provide solutions for patients and orthopedic sports medicine professionals throughout the patient’s continuum of care. Our products can be grouped into three broad categories as follows:

•	Rigid Knee Braces. Our DonJoy® line of rigid knee braces includes ligament braces, which provide support for knee ligament instabilities, post-operative braces, which provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which provide relief of knee pain due to osteoarthritis. These technologically advanced products are generally prescribed by orthopedic sports medicine surgeons. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office.

•	Soft Goods. Our soft goods products, most of which are constructed from fabric or neoprene materials, provide support and/or heat retention and compression of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist.

•	Specialty and Other Complementary Orthopedic Products. Our portfolio of specialty and other complementary orthopedic products includes two post-surgery systems: a continuous cold therapy system to assist in the reduction of pain and swelling; and a pain management delivery system that employs ambulatory infusion pumps for the delivery of local anesthetic to the surgical site. Also included within this product category are lower extremity fracture boots, which are an alternative to lower extremity casting, and upper extremity shoulder and arm braces and slings.

     In this annual report, the terms we, our, and us refer to dj Orthopedics, Inc., a Delaware corporation, and its subsidiaries. The principal operating subsidiary of dj Orthopedics, Inc. is dj Orthopedics, LLC, a limited liability company organized in Delaware. We are the successor to DonJoy, L.L.C., and that company was, prior to June 30, 1999, a wholly owned subsidiary of Smith & Nephew, Inc. Our executive offices are located at 2985 Scott Street, Vista, California 92083, and our telephone number is (800) 336-5690. Our website is www.djortho.com.

     We file annual reports, such as this Form 10-K, as well as quarterly reports on Form 10-Q and current reports on Form 8-K, with the U.S. Securities and Exchange Commission (SEC). We make these reports available free of charge on our website under the investor relations page. The reports can be accessed the same day as they are filed with the SEC. All such reports were made available in this fashion during 2002.

Performance Improvement Program

     In August 2002, we commenced a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. We retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program.

     With the goal of reducing costs by streamlining our organization structure, we began our performance improvement program with the elimination of several senior management positions. In September 2002, we also commenced the move of the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 U.S. positions. A comparable number of positions were added in Mexico. The manufacturing move is expected to result in reduced manufacturing costs. Other focuses of the performance improvement program include reducing operating expenses; improving the profitability of revenue from our OfficeCare® channel; reducing working capital and improving our business processes and information systems. Although the performance improvement program was substantially completed by the end of 2002, no assurance can be given that it will be successful in achieving the desired goals.

Business Segments

     In connection with the performance improvement program, we refocused our resources on our core business within the rehabilitation segment of the orthopedic sports medicine market. We have discontinued our surgical line of products sold under the Alaron® brand and will not enter the total joint replacement market at this time. We have organized our business around our distribution channels and are presenting our financial information in this annual report according to business segments corresponding to these channels. The channels are:

•	DonJoy® sales, in which our products are sold through independent sales agents and their direct and indirect sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets;

•	ProCare® , in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups;

•	OfficeCare®, in which we maintain an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and we arrange billing to the patient or third party payer; and

•	International, in which our products are sold in foreign countries through wholly owned subsidiaries or independent distributors.

Strategy

     Our strategic objectives are to strengthen our leadership position in the orthopedic sports medicine market and to increase our revenues and achieve profitability. The key elements of our business strategy include:

     Focus on our Core Business. An important part of our performance improvement program is a commitment to focus on our core rehabilitation business. While we may in the future move into the repair and regeneration segments of the orthopedic sports medicine market, our emphasis at this time is in rehabilitation and will include increased attention to and resources in developing and marketing new and innovative rehabilitation products, as well as increasing market share for our existing products. To this end, we have ceased active commercialization of our Alaron® surgical product line and have discontinued marketing our knee replacement product. In 2001, we entered into an agreement with I.M.D., b.v. (IMD) to distribute a bone growth stimulator, OrthoPulse™, which was planned to be our first product in the regeneration market. We intend to follow closely the efforts of IMD to obtain approval of the U.S. Food and Drug Administration for its OrthoPulse product (see Products – Specialty and Other Complementary Orthopedic Products – Bone Growth Stimulator).

     Applying our Engineering and Manufacturing Expertise to Introduce New Products and Product Enhancements. We intend to remain an innovator of orthopedic sports medicine products through our commitment to research and development and our close working relationships with orthopedic professionals by designing, developing and introducing products in the orthopedic sports medicine market. Using our materials, process and design expertise in bracing and supports, we will continue to enhance our current range of products to address changing customer needs, emphasizing high quality product designs that will reduce labor and material costs. In addition, we intend to add complementary products through our own research and development efforts and arrangements with third parties. For example, we have introduced two pain management systems, the IceMan® device, a cold therapy system, which we developed, and the PainBuster® Pain Management System, a range of ambulatory infusion pumps. In early 2003, we released the Fource Point ™ knee brace, our latest advancement in rigid knee braces for ligament protection and rehabilitation, and a new fracture boot product for patients with diabetes-related foot problems.

     Enhance Effectiveness and Profitability of our OfficeCare® Channel. We plan to increase the profitability and decrease the required amount of working capital in our OfficeCare channel through the successful implementation of our contract to outsource the revenue cycle aspects of the business to a third party. Our outsource partner will be responsible for order entry, billing and collections, permitting us to concentrate on manufacturing, building relationships with orthopedic practices, inventory controls, and customer service. We believe that this distribution channel serves a growing need among orthopedic practices and represents an opportunity for significant growth for our entire line of products.

     Securing Additional National Accounts. We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to reduce costs by outsourcing their purchasing activities to national buying groups. (See Distribution Channels – ProCare®.) Contracts with these national accounts represent a significant opportunity for sales in large volumes. We believe that our broad range of products is well-suited for the goals of these buying groups and intend to pursue these contracts aggressively.

     Growing International Revenues and Profits through Direct Representation in Key Countries. We intend to increase our international revenues and profits in key countries where we believe the opportunity for growth is significant due to high per capita healthcare spending. We believe that direct control of the distribution networks in selected countries through wholly-owned subsidiaries will allow us to accelerate the launch of new products and product enhancements, to benefit from the sale of our higher margin, value added products and to capture the distributor’s margin. We have established subsidiaries in Germany and the United Kingdom effective January 1, 2002 and in Canada effective May 7, 2002. We market products in over 40 countries, primarily countries in Europe, as well as in Australia, Canada and Japan. International sales accounted for approximately 13% and 11% of our net revenues, excluding freight revenue, in 2002 and 2001, respectively.

     Increasing Margins by Capitalizing on Operating Efficiencies Achieved in our Performance Improvement Program. We plan to capitalize on the improved operating efficiencies generated in our performance improvement programs to enhance gross margins and reduce operating expenses. We have moved the bulk of our labor-intensive operations to our facilities in Mexico to generate labor cost savings. We have converted our manufacturing scheduling to produce finished goods on customer demand and are in the process of converting our procurement process to enable us to replenish our supply of raw materials upon usage. Both processes will allow us to decrease the level of inventory necessary to operate the business as well as reduce the risk of excess and obsolete inventory. We also plan to achieve cost savings by further reducing the number of stock keeping units (SKUs) without impacting service or breadth of our product range. Additionally, we have streamlined our organization and improved our cost structure by consolidating certain executive positions and corporate functions.

     Pursuing Strategic Growth Opportunities by Acquiring or Licensing Complementary Products and Technologies. We may continue to acquire or license complementary products and technologies applicable to the orthopedic sports medicine market that will allow us to broaden our product lines and leverage our existing infrastructure, distribution networks, brand name recognition and expertise in research and development.

Products

     Rigid Knee Bracing

     We design, manufacture and market a broad range of rigid knee bracing products, including ligament braces, post-operative braces and osteoarthritic braces. These technologically advanced products are generally prescribed to a patient by an orthopedic sports medicine surgeon. Our rigid knee braces are either customized to fit a patient’s particular measurements or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office.

     Ligament Braces. Ligament braces provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so they can successfully complete rehabilitation and resume the activities of daily living after knee surgery or injury. Ligament braces are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. Our ligament braces can also be used to support the normal functioning of the knee. Our ligament bracing product line includes premium customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity. All of our ligament braces are designed using our patented “Four Points of Leverage” system. This system exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our U.S. patent covering the “Four Points of Leverage” system expires in January 2005.

     Post-operative Braces. Post-operative braces limit a patient’s range of motion after knee surgery and protect the repaired ligaments/joints from stress and strain which would slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic sports medicine surgeon. Our post-operative bracing product line includes a range of premium to lower priced off-the-shelf braces and accessory products. We also offer the patented DonJoy Vista™ Rehabilitation System that facilitates patient rehabilitation in a home or clinical setting by motivating and improving compliance of patients through continuous feedback and recorded home exercise sessions.

     Osteoarthritic Braces. Osteoarthritic braces are used to treat patients suffering from osteoarthritis. Our line of customized and off-the-shelf osteoarthritic braces is designed to shift the load going through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.

     In 2001, we introduced the Knee Guarantee™ program, in relation to our Defiance® knee brace. The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000, towards surgery should an ACL re-injury occur while wearing the brace. As of December 31, 2002, claims under this program were minimal.

     The following table sets forth information on our primary products within the three rigid knee bracing product lines, all of which are sold under the DonJoy® brand name.

		Year
		Intro-
Product	Category	duced	Function/Description

Defiance®	Ligament	1992	Our flagship knee brace, custom fitted to patient
	Instability		measurements. Available in a broad range of colors and
	Osteoarthritis		patterns. Designed for strenuous athletic and work
			activity.
Legend™	Ligament	1995	Sturdy, patient ready brace available in seven sizes with
	Instability		a rugged rubberized coating. Designed for both athletic
			and work activity.
4TITUDE®	Ligament	1999	Our premium patient ready knee brace available in seven
	Instability		sizes and two length options to suit a wider variety of
			patient requirements. Features include a low profile,
			light weight, and high durability.
Enhanced Playmaker™	Ligament	2000	Multi-purpose non-rigid brace widely used to address mild
	Instability		to moderate instabilities.
SE 4-point™	Ligament	2001	Lower cost, patient ready brace addressing targeted market
	Instability		needs while still delivering DonJoy performance and
			support.
DonJoy CE™	Ligament	2001	Low cost custom knee brace product targeted for specialty
	Instability		markets and managed care.
Armor by DonJoy	Ligament	2001	Our brace designed for extreme users. These braces
	Instability		feature a medial thigh cut-away, swiveling strap tabs,
	Prophylaxis		extra strong 1/8 inch thick frame and sport specific
			accessories.
Defiance® DropLock	Ligament	2002	Custom-made rigid brace designed to aid in the treatment
	Instability,		of quadricep muscle disorders, such as Post-Polio
	Muscle		Syndrome, and for use in ACL rehabilitation protocols.
	Disorders		Features a patent-pending drop lock hinge design.
Fource Point™	Ligament	2003	Advanced patent-pending design that dampens knee joint extension, which
	Instability		improves mechanical performance of the brace and reduces
			shear forces at the knee.

IROM™ Brace	Post-operative	1992	Used for post-operative management of various knee
(Improved Range Of Motion)	Motion Control		procedures. Allows for immobilization and/or protected
	and Stability		range of motion.
DonJoy ELS™	Post-operative	1996	Designed to accommodate aggressive rehabilitation, the ELS
(Extension Lock Splint)	knee support with selective		features a simple slide lock mechanism that can be easily manipulated by the patient.
	immobilization
TROM™ Brace	Post-operative	1998	Allows for both immobilization and for protected range of
(Total Range Of Motion)	Motion Control		motion after surgery. Features a patented hinge adjustment
	and Stability		system for ease of use and patient convenience.
IROM™, ELS™, and TROM™ Braces with Telescoping Bars	Post-operative Motion Control and Stability	2001	Adjustable length post-op braces in all hinge designs introduced to reduce customer inventory requirements and offer improved fit and performance features.

OPAL™	Osteoarthritis	1998	Comfortable, lightweight, low profile slip-on brace using
			DonJoy Drytex material, yet delivering substantial
			support. Designed for patients with mild to moderate
			osteoarthritis.
Oadjuster®	Osteoarthritis	2000	The unique Oadjuster® brace is designed to be patient
			ready, easy to fit and comfortable to wear. Oadjuster®
			features a bi-axial hinge that provides ability to shift
			pressures and load in the knee.
Montana®	Osteoarthritis	2000	Custom cast molded brace provides pain relief for
			osteoarthritis patients with large cuffs for hard-to-fit
			patients, a multi-vector hinge and diagonal loading straps
			for patient adjustment to address pain.

Year
Intro-
Product	Category	duced	Function/Description

Adjustable	Osteoarthritis	2002	Custom double upright osteoarthritis brace positioned for
OA Defiance™			active aging “baby boomer”. A custom correction is built
into the frame with an adjustable telescoping condyle pad
that allows the patient to “fine-tune” the load to the
demand of the activity. The brace features multiple color
schemes and varying lengths.

DonJoy Vista™	Rehabilitation	2001	Features a TROM post-op brace, a hand-held patient data
Rehabilitation System	System for		device similar in look and feel to a personal digital
	patient		device, and custom clinician computer software used to
	education, brace,		design rehabilitation protocols. Using the system for
	coaching, and		ligament reconstruction procedures, total joint
	real time		replacements, and other knee procedures can help the
	biofeedback		patient, therapist and physician better monitor and
measure rehabilitation progress.

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

The following table sets forth information on our primary soft goods products:

		Year
Product	Category	Introduced	Function/Description

Playmaker®	Ligament	1992	Low profile neoprene brace with extended hinge bars is an
	instabilities		intermediate-level product that can be used for mild to moderate
			knee ligament instabilities.

RocketSoc®	Chronic ankle	1992	Lightweight, low profile device designed to control abnormal
	instabilities		plantar flexion and inversion without restricting range of
			motion. Peroneal forefoot and calcaneal heel lock straps
			provide unsurpassed support to the anterior talofibular,
			calcaneofibular and posterior talofibular ligaments.

Air DonJoy®	Medial/lateral	1995	Low cost knee sleeve with air inflatable cushions designed to
	instabilities		treat and ease the pain of patellofemoral malalignment,
			including lateral subluxation and dislocations. Adjustable
			straps allow for correction of patellar tilt, glide and rotation.

Stabilizing Ankle	Chronic ankle	1997	Low profile, lace-up design with figure eight strapping locks in
Support	instabilities		heel and provides compressive support to help prevent injury
			during athletic or daily activities.

COMFORTFORM™ Wrist	Ligament and cumulative trauma applications	1997	Provides comfortable support for the wrist to help reduce pain and inflammation from conditions such as sprains, strains, arthritis and cumulative trauma injuries such as carpal tunnel.

Surround® w/Air Ankle	Post-trauma and	2001	Rigid ankle stirrup design with pre-inflated air bladder lined
	chronic ankle		with compressive foam to provide support and compression to
	instabilities		swollen tissue. While walking, air bladder compresses the joint
			to reduce swelling.

Tru-Pull™	Patellofemoral	2003	Hybrid Drytex and breathable mesh fabric sleeve features an
Advanced System	Dysfunction		elastomeric pull device that provides a dynamic effect during
			knee extension. Patented independent anchors prevent rotation of
			the brace and provide a “True” and consistent pull on the
			patella to avoid lateral subluxation.

     Specialty and Other Complementary Orthopedic Products

     We have a portfolio of specialty and other complementary orthopedic products designed to facilitate orthopedic rehabilitation, including cold therapy systems, pain management systems, lower extremity fracture boots, upper extremity braces, and other related products and accessories.

     Cold Therapy Systems. We manufacture, market and sell the IceMan® device, a cold therapy product, which was introduced in 1996, as well as other cold therapy products such as ice packs and wraps. The IceMan product is a portable device used after surgery or injury to reduce swelling, minimize the need for post-operative pain medications and accelerate the rehabilitation process. The product consists of a durable quiet pump and control system used to circulate cold water from a reservoir to a pad and designed to fit the injured area, such as the ankle, knee or shoulder. The IceMan® product uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations which can reduce device effectiveness and create the potential for tissue or nerve damage.

     Pain Management Systems. We are a non-exclusive North American orthopedic distributor of the PainBuster® Pain Management Systems, which are used after surgical procedures. These pain management and relief systems provide a continuous infusion of local anesthetic dispensed by the physician directly into the surgical site following surgical procedures. The portable PainBuster Pain Management Systems consist of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The PainBuster Pain Management Systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. Our distribution rights for these products terminate at the end of 2003, unless extended by mutual consent.

     Lower Extremity Fracture Boots. These products are boots which fit on a patient’s foot and provide comfort and stability for ankle and foot injuries ranging from ankle sprains and soft tissue and stress fractures in the lower leg to stable fractures of the ankle. Fracture boots are used as an alternative to traditional casts.

     In January 2003, Medicare introduced a new reimbursement code relating to tibial ankle-foot fracture boot products. We believe that the new code, which provides for a lower payment value on the applicable devices, may apply to some or all of our lower extremity fracture boot products. We are currently in the process of disputing this change. If we determine that the new code is applicable to all of our lower extremity fracture boots, our revenue from the sale of these products through the OfficeCare® channel could be reduced in the future by up to approximately $5 million annually; however, we expect such reduction will be less than $5 million. Sales of fracture boots represented approximately 51% and 49% of the net revenues, excluding freight revenue, of our OfficeCare® channel for the years ended December 31, 2002 and 2001, respectively.

     Diabetic Lower Extremity Fracture Boots. We recently introduced a line of fracture boots designed for patients suffering from pre-ulcerative and ulcerative foot conditions, primarily related to complications from diabetes. The new fracture boots are a more convenient and hygienic replacement for total contact casting as a treatment for pre-ulcerative and ulcerative conditions of the plantar surface of the foot, most often related to complications from diabetes.

     Upper Extremity Braces. We offer a line of shoulder and arm braces and slings, including the Quadrant® and S.C.O.I. shoulder braces and the UltraSling®. The shoulder braces are technologically advanced and designed for immobilization after shoulder surgery and allow for controlled motion. The UltraSling is a durable oversized sling, which offers lower-priced immobilization and support for mild shoulder sprains and strains.

     Bone Growth Stimulator. In 2001, we entered into an agreement with IMD to distribute a bone growth stimulator (OrthoPulse™) which was planned to be our first product in the regeneration market. We also made an equity investment in IMD. OrthoPulse is currently undergoing the FDA regulatory approval process. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. The auditor’s report was submitted on September 30, 2002 and IMD is engaged in an ongoing communications with the FDA to address this matter. Without approval by the FDA, marketing of this product in the United States cannot proceed. In 2001 we purchased a beginning inventory of this product from IMD We cannot distribute such inventory in the United States until FDA approval is obtained, and although we can distribute such inventory in certain other countries which do not require FDA approval, the markets in these countries are smaller than in the U.S. At this point, we do not have an estimate of when or whether final FDA approval will occur, and we have, as a result of this continuing uncertainty, recorded charges to fully reserve our inventories of this product and we have written off our investment in IMD.

Distribution Channels

     We market products in the United States through distinct sales and distribution channels that we categorize as DonJoy®, ProCare®, and OfficeCare®. Sales in the United States accounted for approximately 87%, 89% and 87% of our net revenues, excluding freight revenue, for the years ended December 31, 2002, 2001 and 2000, respectively. Our international channel consists of sales by our foreign subsidiaries and sales through foreign independent distributors.

     DonJoy®. The DonJoy sales channel, which consists primarily of sales of our DonJoy brand rigid knee braces, accounted for approximately 49%, 49% and 52% of our net revenues, excluding freight revenue, for the years ended December 31, 2002, 2001 and 2000, respectively. Products are marketed and sold in this channel by 38 commissioned sales agents which employ or contract with over 200 sales representatives who are primarily dedicated to the sale of our products to the orthopedic sports medicine market. These sales representatives market to orthopedic sports medicine surgeons, orthotic and prosthetic centers, hospitals, surgery centers, physical therapists and athletic trainers. Because the DonJoy product lines generally require customer education on the application and use of the product, the sales representatives are technical specialists who receive extensive training both from us and the agent and use their technical expertise to help fit the patient with our product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional and we pay a sales commission to the agent.

     We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we may terminate the agent, as we have done in the past.

     Our sales agents and representatives also sell rigid knee braces that are custom fit for patients of U.S. orthopedic sports medicine surgeons. We refer to this business program as our “Insurance” program because we sell the brace directly to the patient and take responsibility for insurance billing. We obtain pre-approval from the patients’ insurance company and then seek reimbursement directly from the patients’ insurance company or other third party payor or from the patient when self-pay is applicable. The Insurance program is intended to facilitate the use of our higher cost custom products by orthopedic sports medicine surgeons.

     ProCare®. The ProCare sales channel accounted for approximately 25%, 27% and 25% of our net revenues, excluding freight revenue, for the years ended December 31, 2002, 2001 and 2000, respectively. Products in this channel consist of most of our soft goods line and certain of our specialty and other complementary orthopedic products, which are generally sold in non-exclusive territories under private label brand names to third party distributors. These distributors include large, national third party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and PSS World Medical Inc.; regional medical surgical dealers; and medical products buying groups which consist of a number of dealers who make purchases through the buying group. These distributors generally resell the products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patient. Unlike our rigid brace products, these soft goods products generally do not require significant customer education for their use.

     In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts primarily for our soft goods products, but often also covering rigid knee braces, with large healthcare providers and buying groups, such as AmeriNet Inc., US Government/Military hospitals, National Purchasing Alliance, Magnet, Managed Healthcare Association, and Hanger Orthopedic Group. Under these contracts, we provide favorable pricing to the buying group and are generally designated as one of several preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase our products. We are also the premier supplier for HealthTrust Purchasing Group, Magnet, Managed Healthcare Association and Novation. We expect that in the future we will enter into additional national contracts with other healthcare providers and buying groups. Revenues from group buying organizations accounted for approximately 20%, 20% and 21% of our net revenues, excluding freight revenue, for each of the years ended December 31, 2002, 2001 and 2000.

     OfficeCare®. The OfficeCare sales channel accounted for approximately 13%, 13% and 10% of our net revenues, excluding freight revenue, for the years ended December 31, 2002, 2001 and 2000, respectively. In 1996, in response to the needs of certain customers, we launched the OfficeCare program, an inventory management and insurance billing program for certain U.S. orthopedic sports medicine surgeons. Under the OfficeCare program, we provide the orthopedic sports medicine surgeon with an inventory of our orthopedic products for immediate disbursement to the patient. We then seek reimbursement directly from the patient’s insurance company or other third party payor or from the patient when self-pay is applicable. The OfficeCare program is intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been our customers. We have outsourced the revenue cycle portion of this program, from order entry to billing and collecting, to an independent third party contractor, allowing us to concentrate on the aspects of this channel that are core to our business. As of December 31, 2002, the OfficeCare program was located at over 500 physician offices throughout the United States.

     As a result of the growth of this program, our working capital needs have significantly increased due to higher levels of accounts receivable and inventories necessary to operate the program. In addition, this program has increased our involvement in the third party reimbursement process, or in certain cases, our direct billings to the patient. The collection period for these receivables as compared to other portions of our business is significantly longer and has also resulted in a need to increase our accounts receivable provision for contractual allowances and doubtful accounts. As noted in our critical accounting policies and estimates, we increased our related reserves by an aggregate of $6.7 million for the year ended December 31, 2002.

     International. We market our products in over 40 countries, primarily countries in Europe as well as in Australia, Canada and Japan. Excluding freight revenue, the International sales channel accounted for approximately 13%, 11% and 13% of our net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

     International sales are currently made through two distinct channels: independent third party distributors, including Smith & Nephew sales organizations in certain countries, and through wholly owned foreign subsidiaries in Germany and the United Kingdom (in each case since January 1, 2002) and in Canada (since May 2002). We had formed a majority owned distribution subsidiary in Australia in 2001, and that company was focusing on surgical products including a knee replacement product. In late 2002 we decided to discontinue commercial activities on that product, as well as most of our other surgical products, and in light of that decision, the establishment of a subsidiary in Australia was no longer attractive. At the end of 2002, we sold our inventory of the knee replacement product back to the manufacturer and sold our interest in the Australian subsidiary to the minority shareholder. The former Australian subsidiary will continue to sell our products as an independent distributor.

Research and Development

     Our internal research and development program is aimed at developing and enhancing products, processes and technologies in order to remain an innovator in the orthopedic sports medicine market. Our research and development expenditures were $2.9 million, $2.3 million and $2.9 million in 2002, 2001 and 2000, respectively.

     Our research and development activities are conducted in our Vista facility by a group of product engineers and designers who have substantial experience in developing and designing products using advanced technologies, processes and materials. The research and development team uses computational tools and computer aided design (CAD) systems during the development process which allow a design to be directly produced on computer-based fabrication equipment, reducing both production time and costs. Our current research and development activities are focused on using new materials, innovative designs and state of the art manufacturing processes to develop new products and to enhance our existing products. We are also pursuing strategic initiatives to identify areas for technological innovation and to develop products that improve patient rehabilitation by utilizing advanced technologies.

     We have developed and maintain close relationships with a number of widely recognized orthopedic sports medicine surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product champions, speaking about our products at medical seminars, assisting in the training of other professionals in the use and fitting of the products and providing us with feedback on the industry’s acceptance of the new products. Some of these surgeons and specialists who participate in the design of products or provide consulting services have contractual relationships with us under which they receive royalty payments or consultant fees in connection with the development of particular products with which they have been involved. Our medical advisory board, consisting of four orthopedic sports medicine surgeons and one certified orthotist, also assists in our product development by advising us on technological advances in sports medicine, along with competitive and reimbursement updates within the orthopedic sports medicine industry.

     We maintain a clinical education research laboratory in our Vista facility, which is used by orthopedic sports medicine surgeons to evaluate our soft tissue repair products in a simulated surgical setting and practice surgical technique. These surgeons often provide us with feedback, which assists us in the development and enhancement of products. In addition, we utilize our biomechanical laboratory in the Vista facility to test the effectiveness of our products. U.S. based and international surgeons and researchers collaborate with our research staff to perform biomechanical testing. The tests are designed to demonstrate the functionality of new products and the effectiveness of new surgical procedures. State of the art mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and observe the performance of new product designs as well as competitive products. We host numerous orthopedic sports medicine surgeons at our biomechanical laboratory and our surgical technique laboratory, which allows professionals to practice procedures and then to measure the effectiveness of those procedures.

     In addition to our internal research and development efforts, we have entered into a number of technology licensing arrangements with third parties that provide us innovative technologies and processes for the manufacture and development of our products. Finally, we also act as the distributor of a number of products that are manufactured by others.

Manufacturing

     With the substantial completion of our performance improvement program at the end of 2002, most of our products are manufactured in Tijuana, Mexico. The products that are still manufactured in Vista, California consist of our custom rigid bracing products and our cold therapy products. We operate a vertically integrated manufacturing and cleanroom packaging operation and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified. Utilizing a variety of computational tools and CAD systems during the development process, we can produce a design directly on computer-based fabrication equipment, reducing both tool production time and costs.

     Our Vista, California facility has achieved ISO 9001 certification, EN46001 certification and certification to the European Medical Device Directive and our Mexico facility has achieved ISO 9001 certification. In 2002, our list of certifications for both the Vista and Mexico facilities was expanded to add the new Canadian Medical Device Regulation (ISO 13485). These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.

     Our manufacturing operations use new and innovative technologies and materials including thermoplastics, various composites and polypropylene glass, as well as a variety of lightweight metals and alloys. We also use Velcro® and neoprene, as well as Drytex®, a wrap-knit nylon and polyester composite, in the manufacture of our products. Most of the raw materials that we use in the manufacture of our products are available from more than one source and are generally readily available on the open market. We source some of our finished products from manufacturers in China as well as other third party manufacturers. In addition, we provide a variety of competitor products through our OfficeCare® program as requested by the surgeon.

Competition

     The orthopedic sports medicine market is highly competitive and fragmented. Our competitors include a few large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee brace market include smaller niche companies such as Bledsoe Brace Systems (a division of Medical Technology, Inc.), Breg, Inc., Generation II USA, Inc., Innovation Sports Incorporated and Townsend Industries Inc. In the soft goods products market, our competitors include DeRoyal Industries, Tecnol Orthopedic Products (a division of Encore Medical Corporation) and Zimmer Holdings, Inc. We compete with a variety of manufacturers of specialty and other complementary orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local or regional competitors such as Bauerfeind in Germany and FGP in Italy.

     Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, service and price. Several competitors have initiated stock and bill programs similar to our OfficeCare program to provide value to their customers. Competition in specialty and other complementary orthopedic products is based on a variety of factors, depending on the type of product. International competition is primarily from foreign manufacturers whose costs are lower due to their ability to manufacture the products within their respective countries.

     We believe that our extensive product lines, advanced product design, strong distribution networks, reputation with leading orthopedic sports medicine surgeons and their allied healthcare professionals and customer service performance provide us with an advantage over our competitors. In particular, we believe that our broad product lines provide us with a competitive advantage over the smaller niche companies which generally have innovative technology in a focused product category, while our established distribution networks and relationship-based selling efforts provide us with a competitive advantage over larger manufacturers.

Intellectual Property

     Our most significant intellectual property rights are our patents and trademarks, including our brand names, and proprietary know-how.

     We own or have licensing rights to over 56 U.S. and foreign patents and over 13 pending patent applications. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements. Our most significant patent, which is registered only in the United States, involves the bracing technology and design called the “Four Points of Leverage” system. A majority of our ligament bracing products have been designed using the “Four Points of Leverage” system which exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our patent covering the “Four Points of Leverage” system expires in January 2005. Excluding freight revenue, revenues generated from products using our “Four Points of Leverage” system accounted for approximately 22%, 26% and 27% of our net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Our other significant patents include the Custom Contour Measuring Instrument, which serves as an integral part of the measurement process for patients ordering our customized ligament and osteoarthritic braces. In addition, we own patents covering a series of hinges for our post-operative braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in braces such as the Defiance®. We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products. In addition to these patents, we rely on non-patented know-how, trade secrets, process and other proprietary information, which we protect through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information.

     We believe that our patents, trademarks and other proprietary rights are important to the development and conduct of our business and the marketing of our products. As a result, we intend to aggressively protect our intellectual property rights.

Employees

     As of December 31, 2002, we had approximately 1,200 employees. Our workforce is not unionized. We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

Government Regulation

     Medical Device Regulation

     United States. Our products and operations are subject to regulation by the U.S. Food and Drug Administration (FDA). The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, promotion, distribution, and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses. In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

     Under the Federal Food, Drug, and Cosmetic Act (FFDCA), medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Our currently marketed products are all Class I or Class II medical devices.

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

     Class II devices also are subject to the General Controls and most require premarket demonstration of adherence to certain performance standards or other special controls and clearance by the FDA. Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure. By regulation, the FDA is required to clear a 510(k) premarket notification within 90 days of submission of the application. As a practical matter, clearance often takes longer; however, our products have generally been cleared within the 90-day time period. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements.

     A Class III device is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device. The safety and efficacy of Class III devices cannot be assured solely by the General Controls and the other requirements described above. FDA approval of a premarket approval application (PMA) is required before marketing of a Class III product in the United States can proceed. The PMA process is much more demanding than the 510(k) premarket notification process, and normally requires formal clinical studies to demonstrate safety and efficacy.

     In addition, our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of our products. The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files. Our domestic facility, records, and manufacturing processes are subject to periodic unscheduled inspections by the FDA. Our Mexican facilities, which export products to the United States, may also be inspected by the FDA. Based on internal audits of our domestic and Mexican facilities, we believe that our facilities are in substantial compliance with the applicable QSR regulations.

     The FDA has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, to suspend or delay issuance of approvals, to seize or to recall products, and to withdraw approvals.

     There are only limited restrictions under law on the export from the United States of any medical device that is legally distributed in the United States. However, there are restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States. If a Class I or Class II device does not have 510(k) clearance, and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the U.S., then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported. All of our products which are exported to foreign countries currently comply with these restrictions.

     International. In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to our devices and products in such countries are similar to those of the FDA, including those in Germany, our largest foreign market. In many countries, the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. To date, we have not experienced difficulty in complying with these regulations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted.

     Federal Privacy And Transaction Law and Regulations

     Other federal legislation requires major changes in the transmission and retention of health information by us. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices. The U.S. Department of Health and Human Services (HHS) has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information. The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any business associate of ours to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. We will be required to comply with the transaction standards by October 16, 2003, the privacy standards by April 14, 2003, and the security standards by April 21, 2005.

     Third Party Reimbursement

     In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies. Under Medicare, devices are classified by reimbursement codes, which in turn determine each device’s payment levels. Reimbursement codes describing some of our products have from time to time been redefined, which can reduce payment levels or the breadth of products for which reimbursement can be sought under recognized codes. In January 2003, Medicare introduced a new reimbursement code relating to tibial ankle-foot fracture boot products. We believe that the new code, which provides for a lower payment value on the applicable devices, may apply to some or all of our lower extremity fracture boot products (See Products – Specialty and Other Complementary Orthopedic Products above). We are in the process of disputing this change. We also expect that reduction in the total dollar amount available for Medicare payments will occur in the future as the reform process continues for devices. In addition, if federal initiatives such as competitive bidding are enacted or payment adjustments under the Medicare program’s inherent reasonableness authority are implemented, these measures could result in reductions in Medicare payments for our products. Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing. Excluding freight revenue, net revenues from third party reimbursement accounted for approximately 17%, 17% and 13% of our net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Medicare reimbursement consists of approximately 13% of our net revenues from third party reimbursement, excluding freight revenues, or 2% of our total net revenues, excluding freight revenue, for the year ended December 31, 2002.

     Fraud and Abuse

     We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

     Anti-kickback and Fraud Laws. Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

     Our OfficeCare® program is a stock and bill arrangement through which we make our products and services available in the offices of physicians or other providers. In conjunction with the OfficeCare program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us. In a Special Fraud Alert issued by the Office of Inspector General of the U.S. Department of Health and Human Services (OIG) in February 2000, the OIG indicated that it may scrutinize stock and bill programs involving excessive rental payments or rental space for possible violation of the Medicare Fraud and Abuse Statute, but notes that legitimate arrangements, including fair market value rental arrangements, will not be considered violations of the statute. We believe we have structured the OfficeCare program to comply with the Medicare Fraud and Abuse Statute.

     HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. This statute applies to any health benefit plan, not just Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice (DOJ) and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information. See “Business—Government Regulation—Federal Privacy and Transaction Law and Regulations.”

     Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity. The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts. Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider. Both the scope and exceptions for such laws vary from state to state.

     False Claims Laws. Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

     Governmental Audits

     Our operations are subject to periodic survey by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. From time to time in the ordinary course of business, we, like other healthcare companies, are audited by or receive claims documentation requests from governmental entities, which may cite certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We review and assess such audits or reports and attempt to take appropriate corrective action. The failure to effect such action or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could prevent the programs involved from offering products and services to patients.

Risk Factors

     Our ability to achieve our operating and financial goals is subject to risks relating to our business operations, to government regulation, to our debt level and other special risks to our Senior Subordinated Note holders, some of which are noted below.

Risks Related to Our Business

We have just implemented our performance improvement program and may be unable to achieve the future operating efficiencies and results that we desire.

     In the third quarter of 2002, we engaged AlixPartners, LLC, a company specializing in corporate performance improvements, to expedite the development of a financial and operating performance improvement program. An objective of the performance improvement program was to reduce both costs of goods sold and operating expenses as a percentage of our net revenues beginning in 2003. An important component of the program is the outsourcing to a third party contractor of the revenue cycle functions in our OfficeCare® business, and we are relying on improved billing and collection practices as a key element in building a profitable and growing OfficeCare business. While we have implemented this and the other principal factors of the program, there can be no assurance the performance improvement program will be successful or achieve the desired goals.

     As a part of the performance improvement program we moved the majority of our manufacturing operations to our facilities in Mexico. As a part of this move, we increased the employee base in Mexico to approximately 700 employees and added a third facility in Tijuana, Mexico. We have limited experience in managing a Mexican operation of this magnitude, and our ability to manufacture high-quality products in time to meet customer–driven delivery schedules in the new Mexican facilities will be critical to our ability to achieve our operating goals.

     We reported a net loss of $15.2 million in 2002, after charges for impairment of long-lived assets and costs of restructuring and other performance improvement actions, and no assurance can be given that we can reach our profit goals in 2003 and beyond.

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

     Our failure to develop or license and market new products and product enhancements could have a material adverse effect on our business, financial condition and results of operations. In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenue, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic sports medicine surgeons and other professionals.

     Our competitors may develop new medical procedures, technologies or products that are more effective than ours or that would render our technology or products obsolete or uncompetitive, which could have a material adverse effect on us.

Our transition to direct distribution of our products in selected foreign countries could adversely affect our revenues and income in these countries.

     Our strategy to selectively replace our third party international distributors with wholly owned distributorships might adversely affect our revenue and net income in those countries. Prior to January 2002, we sold products in Germany/Austria, our largest foreign market, and the United Kingdom, which together aggregated $7.2 million of revenue in 2001, or 40% of our 2001 international sales and 4% of total sales, excluding freight revenue, through an independent third party distributor. Commencing January 1, 2002, we began to distribute our products in these countries through wholly owned subsidiaries. Our 2002 net revenues in Germany/Austria and the United Kingdom were $9.1 million, or 41% of 2002 international sales and 5% of total sales, excluding freight revenue. In addition, in May 2002, we began direct distribution in Canada through a wholly owned subsidiary. Although we have no current plan to do so, if we decide to replace our independent distributors in other countries, we may experience temporary disruptions, as we did in Europe, to our business in those countries. Moreover, we have little experience in managing a large international operation, and the creation of direct distribution capabilities in Germany/Austria, the United Kingdom, and Canada has required changes in our organization and the implementation of additional financial and operational controls. We cannot assure you that we will be able to successfully implement these organizational changes and controls.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our products and our failure to maintain these relationships would adversely effect our business and operating results.

     The sales of our products depend significantly on the prescription or recommendation of such products by orthopedic sports medicine surgeons and other sports medicine professionals. We have developed and maintain close relationships with a number of widely recognized orthopedic sports medicine surgeons and sports medicine specialists who assist in product research, development and marketing. These professionals often become product champions, speaking about our products at medical seminars, assisting in the training of other professionals in the use and fitting of our products and providing us with feedback on the industry’s acceptance of our new products. Failure of our products to retain the support of those surgeons and specialists, or the failure of our products to secure and retain similar support from leading surgeons and specialists, could have a material adverse effect on our business, financial condition and results of operations.

     Our marketing success also depends largely upon marketing arrangements with independent agents and distributors. Our success depends upon our agents’ and distributors’ sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors could have a material adverse effect on our business, financial condition and results of operations.

Our international sales may be adversely affected by foreign currency exchange fluctuations and other risks.

     Commencing January 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively, and, commencing May 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies, which would cause currency fluctuations to more directly impact, our operating results.

     We are also subject to other risks inherent in international operations including political and economic conditions,

foreign regulatory requirements, exposure to different legal requirements and standards, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. If we are unable to do so, these and other factors may have a material adverse effect on our international operations or on our business, financial condition and results of operations.

We operate in a very competitive business environment.

     The orthopedic sports medicine market is highly competitive and fragmented. Our competitors include a few large, diversified general orthopedic products companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Accordingly, we may be at a competitive disadvantage with respect to these competitors. Our primary competitors in the rigid knee bracing product line include Bledsoe Brace Systems (a division of Medical Technology, Inc.), Breg, Inc., Generation II USA, Inc., Innovation Sports Incorporated and Townsend Industries Inc. Our competitors in the soft goods products segment include DeRoyal Industries, Tecnol Orthopedics (a division of Encore Medical Corporation) and Zimmer Holdings, Inc. We compete with a variety of manufacturers of specialty and other complementary orthopedic products, depending on the type of product. In addition, in certain foreign countries, we compete with one or more local competitors such as Bauerfeind in Germany and FGP in Italy. As competition in any of these markets becomes stronger, we may not realize profit margins at the same rate as today.

We rely on suppliers in China and other parts of Asia for a portion of our finished soft goods products, which makes us susceptible to supply shortages of these products.

     Some of our important suppliers are in China and other parts of Asia. We obtain approximately 8% of our total purchased materials from suppliers in China and other parts of Asia providing us predominately finished soft goods products. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our suppliers in China and other parts of Asia or any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders. For example, in October 2002, a strike among dock workers along the west coast of the United States caused a significant interruption in supply of products from China and other parts of Asia and led to increased backlog of orders and additional costs.

Our lack of local manufacturing operations outside North America may cause our products to be less competitive in international markets.

     We currently have no manufacturing operations in any foreign country other than Mexico. For our international sales to third party distributors, the cost of transporting our products to foreign countries is currently borne by our third party distributors who are also often required to pay foreign import duties on our products. As a result, the cost of our products to our third party distributors is often greater than products manufactured in that country. In addition, foreign manufacturers of competitive products often receive various local tax concessions which lower their overall manufacturing costs. In order to compete successfully in international markets, we may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase our exposure to the risks of doing business in foreign countries. We may not be able to successfully operate offshore manufacturing operations, which could have a material adverse effect on our international operations or on our business, financial condition and results of operations.

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

     The patent for our “Four Points of Leverage” system is registered only in the United States and expires in January 2005. Products using the “Four Points of Leverage” system represented approximately 22%, 26% and 27% of our net revenues, excluding freight revenue, in 2002, 2001 and 2000, respectively. The expiration of this patent could have a material adverse effect on our business, financial condition and results of operations.

     Our osteoarthritis bracing concept patents represented approximately 5% of our net revenues, excluding freight revenue, in each of 2002, 2001 and 2000. These patents are currently involved in a patent infringement lawsuit. See risk factor below titled “Our operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.” The loss of such patents could have a material adverse effect on our business, financial condition and results of operations.

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

     The orthopedic products industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office (USPTO) or the foreign equivalents thereto to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time-consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

•	subject us to significant liabilities to third parties;

•	require disputed rights to be licensed from a third party for royalties that may be substantial; or

•	require us to cease using such technology.

     Any one of these outcomes could have a material adverse effect on us. Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Accordingly, adverse determinations in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we are successful in such litigation, the expense of defending such claims could have a material adverse effect on our business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, certain osteoarthritis bracing concept patents by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent us from infringing the patents and from selling the relevant knee braces. We believe the claims are without merit and intend to defend the action vigorously. We have filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, we have agreed to indemnify and defend Smith & Nephew in this matter. The parties conducted a mediation session on this matter on March 25, 2003, and settlement discussions are occurring. No assurance can be given that the action will settle or that we will be able to achieve a favorable outcome in this litigation. See risk factor above titled “We rely on intellectual property to develop and manufacture our products and our business could be adversely affected if we lose our intellectual property rights.”

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

We have a single stockholder who can substantially influence the outcome of all matters voted upon by its stockholders and the interests of that stockholder may not be aligned with yours.

     J.P. Morgan DJ Partners, LLC (JPMDJ Partners) beneficially owns approximately 45.6% of our outstanding common stock. As a result, JPMDJ Partners is able to substantially influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions, such as acquisitions, and to block an unsolicited tender offer and any other matter requiring a supermajority vote of its stockholders. This concentration of ownership could delay, defer or prevent a change in control of dj Orthopedics, Inc. or impede a merger, consolidation, takeover or other business combination which a stockholder may otherwise view favorably.

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

     Our products and operations are subject to extensive regulation in the United States by the Food and Drug Administration. (See “Governmental Regulation – Medical Device Regulation” above.) The submission for a bone growth stimulation product under development is currently under review by the FDA and has been subject to substantial delay. At this point, we do not have an estimate of when or whether final FDA approval will occur and there can be no assurance that this delay in the approval process will not have a material adverse effect on our ability to sell the product in the United States in the future. Failure to obtain FDA clearance or approvals of the product or other new products we develop in the future, any limitations imposed by the FDA on new product development or use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business, financial condition and results of operations.

     In many of the foreign countries, in which we market our products, we are subject to extensive regulations similar to those of the FDA, including those in Germany, our largest foreign market. (See “Governmental Regulation – Medical Device Regulation – International” above.) Failure to receive, or delays in the receipt of, relevant foreign qualifications could also have a material adverse effect on our business, financial condition, and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Changes in reimbursement policies for our products by third party payers or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

     The ability of orthopedic sports medicine surgeons and their allied healthcare professionals (or persons to whom they sell our products) to receive reimbursement for the cost of our products from private third party payers and, to a lesser extent, Medicare, Medicaid and other governmental programs, is important to our business. Limitations or reductions in permitted reimbursement for our products can have a material adverse effect on our sales and profitability.

     Congress and certain state legislatures are considering reforms in the healthcare industry that may modify reimbursement practices, including controls on healthcare spending through limitations on the growth of Medicare and Medicaid spending. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. In addition to extensive existing government healthcare regulation, there are legislative proposals at the federal level such as competitive bidding, which pursuant to the Balanced Budget Act of 1997, was evaluated in demonstration projects in Texas and Florida. Under competitive bidding, Medicare would change its approach to reimbursing certain items and services covered by Part B from the current fee schedule amount to an amount that would be established through a bidding process between the government and suppliers. If Congress decides to apply competitive bidding nationally, this may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Such reductions could have a material adverse effect on our business, financial condition and results of operations.

     Further, on February 11, 2003, the Centers for Medicare and Medicaid Services (CMS) made effective an interim final rule implementing the inherent reasonableness authority, which allows adjustments to payment amounts by up to 15 percent per year for certain items and services covered by Part B when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount. Using this authority, CMS may reduce reimbursement levels for certain items and services covered by Part B, which could have a material adverse effect on our business, financial condition and results of operations.

     Many private health insurance plans tailor their coverage and reimbursement policies after Medicare policies. If enacted, Congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products introduced by us and our competitors.

     Failure by users of our products to obtain sufficient reimbursement from third party payers for our products or adverse changes in governmental and private payers’ policies toward reimbursement for our products could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that third party reimbursement for our products will continue to be available or at what rate such products will be reimbursed.

     Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for reimbursement through government sponsored healthcare payment systems and third party payers. Reimbursement practices vary significantly by country, with certain countries, most notably France, requiring products to undergo a lengthy regulatory review in order to be eligible for third party reimbursement. In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent standards. For example, in Germany, our largest foreign market, reimbursement by government sponsored healthcare payment systems for some categories of our products was decreased in 1997. Under the current formula, the German government reimburses 80% of the cost of the affected products and patients bear the remaining 20% of the cost. In Italy, our rigid knee bracing products and cold therapy systems, among others, are no longer eligible for reimbursement. In the United Kingdom, while reimbursement for our products through the National Health Service (NHS), is currently available, the cost of our products is not reimbursed by private health insurance plans and orthopedic professionals are being pressured by the NHS to reduce or eliminate the number of rigid knee braces prescribed for orthopedic patients. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products, which could have a material adverse effect on our results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

     Within the United States, healthcare reform and managed care are changing the dynamics of the healthcare industry in response to the need to control rising healthcare costs. As a result of healthcare reform, the U.S. healthcare industry has seen a rapid expansion of managed care organizations. The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to lead, healthcare providers to lower costs. The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so-called demand matching, where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic product that is cost effective in light of such evaluation. One result of demand matching has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results. For example, in our rigid knee-bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care customers.

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

     In international markets, where the movement toward healthcare reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States. We expect healthcare reform and managed care to continue to develop in our primary international markets, which we expect will result in further downward pressure in product pricing. The timing and the effects on us of healthcare reform and the development of managed care in international markets cannot currently be predicted.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business and results of operations.

     Congress and state legislatures have from time to time, in response to pressure from certain orthopedic practitioners, considered proposals which limit the types of orthopedic professionals who can fit and/or sell our products or who can seek reimbursement for our products. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Some of these laws, have exemptions, which exempt manufacturers’ representatives. Others apply to the activities of these representatives. Other states may be considering such legislation. Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals. We may not be successful in opposing their adoption, and, therefore, such laws could have a material adverse effect on our business, financial condition and results of operations.

We may need to change our business practices to comply with healthcare fraud and abuse regulations.

     We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a fraud and abuse law or regulation has been violated. Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

Denied claims from government agencies could reduce our revenue or profits.

     Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims. We cannot assure you that such reviews and/or similar audits of our claims will not result in material recoupments or denials, which could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to our Debt Level

Our substantial indebtedness could limit our ability to operate our business, obtain additional financing and pursue other business opportunities.

     We are highly leveraged, which means we have a large amount of indebtedness in relation to our stockholders’

equity. We may incur additional indebtedness from time to time to finance acquisitions, investments or strategic alliances or capital expenditures or for other purposes.

     Our high degree of leverage could have negative consequences for us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms;

•	we will need a substantial portion of our cash flow to pay the principal and interest on our indebtedness, including indebtedness that we may incur in the future;

•	payments on our indebtedness will reduce the funds that would otherwise be available for our operations and future business opportunities;

•	a substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations;

•	we may be more highly leveraged than our competitors, which may place us at a competitive disadvantage;

•	our debt level may make us more vulnerable than our competitors to a downturn in our business or the economy generally;

•	our debt level reduces our flexibility in responding to changing business and economic conditions;

•	some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	there would be a material adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Our debt agreements contain operating and financial restrictions which may restrict our business and financing activities.

     The operating and financial restrictions and covenants in our bank credit facility, the indenture governing our outstanding Senior Subordinated Notes and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in our business activities. Currently, our existing debt agreements restrict our ability to:

•	incur additional indebtedness;

•	issue redeemable equity interests and preferred equity interests;

•	pay dividends or make distributions, repurchase equity interests or make other restricted payments;

•	redeem indebtedness that is subordinated in right of payment to the Notes;

•	make capital expenditures;

•	create liens;

•	enter into certain transactions with affiliates;

•	make investments;

•	sell assets; or

•	enter into mergers or consolidations.

     With respect to mergers or acquisitions, our bank credit facility and the indenture governing the Notes limit our ability to finance acquisitions through additional borrowings. In addition, our bank credit facility prohibits us from acquiring assets or the equity of another company without the consent of the lenders if:

•	we acquire less than 100% of the equity of the acquired company, in the case of an acquisition of equity;

•	the assets or entity acquired are in a different line of business from ours;

•	after giving effect to the acquisition, a pro forma consolidated leverage ratio and pro forma interest coverage ratio are not satisfied; and

•	the purchase price exceeds $30 million in the case of any one acquisition or $50 million in the aggregate of which no more than $10 million may involve acquisitions outside the United States.

     The bank credit facility also limits investments in joint ventures to an aggregate limit of $3,000,000, and limits other investments to $1,000,000.

     Restrictions contained in the indenture and the bank credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

     A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under the bank credit facility and/or the indenture. Upon the occurrence of an event of default under the bank credit facility, the lenders could elect to declare all amounts outstanding under the bank credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the bank credit facility accelerate the payment of the indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness, including the Notes referred to below. We may not have sufficient cash to service our indebtedness. Our ability to pay principal and interest on the Notes and to satisfy our other obligations will depend upon, among other things:

•	our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•	the future availability of borrowings under our revolving bank credit facility or any successor facility, the availability of which depends or may depend on, among other things, our complying with covenants in our bank credit facility.

     If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We can not assure you that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements, including the bank credit facility and the indenture, may restrict us from adopting any of these alternatives.

Special Risks For Our Note Holders

     Holders of our 12 5/8% Senior Subordinated Notes due 2009 (the Notes) of which an aggregate face amount of $75 million are outstanding, are subject to additional market and repayment risks arising from the terms of the Notes and our debt level and corporate structure, some of which are described below. The Notes were issued in 1999 by dj Orthopedics, LLC, our principal operating company, and were co-issued by DJ Capital Corporation, a company formed solely to act as co-issuer of the Notes. Payment of the Notes is guaranteed by dj Orthopedics, Inc, our publicly held entity, and dj Development Corporation, a company formed solely to hold our intellectual property assets. None of our foreign subsidiaries has guaranteed payment of the Notes. In the discussion of risks to holders of the Notes set forth below, the terms we, us and our refer to dj Orthopedics, LLC and DJ Orthopedics Capital Corporation, the co-issuers of the Notes. dj Orthopedics, Inc. is referred to as “dj Orthopedics”, and dj Development Corporation is referred to as “dj Development”. The term “indenture” as used below refers to the indenture we entered into that contains the agreements between us and the holders of the Notes.

The Notes and the guarantees by dj Orthopedics and dj Development are, and guarantees by any of our future subsidiaries will be, effectively subordinated to all senior debt of our subsidiaries.

     The Notes are subordinated in right of payment to the prior payment in full of all our existing and future senior indebtedness and the guarantee of the Notes by dj Orthopedics, dj Development and any future subsidiaries providing a guarantee of the Notes will be subordinated in right of payment to all senior indebtedness of the applicable guarantor. The indenture requires each of our domestic subsidiaries that is formed or acquired in the future to guarantee the Notes, unless we designate the subsidiary as an Unrestricted Subsidiary (as defined in the indenture). As of December 31, 2002, we had approximately $35.8 million of senior indebtedness outstanding (excluding $25.0 million available and unused under a revolving bank credit facility), all of which is secured. In addition, the indenture permits us and our Restricted Subsidiaries (as defined in the indenture) to incur additional senior indebtedness, including indebtedness under the bank credit facility. We or the applicable guarantor may not pay principal, premium (if any), interest or other amounts on account of the Notes or the guarantees by dj Orthopedics and dj Development or any subsidiary in the event of a payment default on, or another default that has resulted in the acceleration of, certain senior indebtedness (including debt under the bank credit facility) unless such indebtedness has been paid in full or the default has been cured or waived. In the event of certain other defaults with respect to certain senior indebtedness, we or the applicable guarantor may not be permitted to pay any amount on account of the Notes or the guarantees by dj Orthopedics and dj Development or any subsidiary for a designated period of time. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us or a guarantor, our assets or a guarantor’s assets, as the case may be, will be available to pay obligations on the Notes or the guarantor’s guarantee, as applicable, only after our senior indebtedness or the senior indebtedness of that guarantor has been paid in full, and there can be no assurance that there will be sufficient assets remaining to pay amounts due on all or any of the Notes or any guarantee of the Notes.

     Our right to receive assets of any subsidiary which is not a guarantor upon the liquidation or reorganization of that subsidiary (and thus the rights of the holders of Notes to realize any value with respect to those assets) will be subject to the prior claims of creditors of that subsidiary (including trade creditors). Accordingly, since our foreign subsidiaries are not guarantors of the Notes, the Notes are effectively subordinated to all liabilities (including trade payables and contingent liabilities) of our foreign subsidiaries and any of our future subsidiaries that do not provide a guarantee of the Notes except to the extent that we are recognized as a creditor of such subsidiary. However, even if we were recognized as a creditor of a subsidiary that does not guarantee the Notes, our claims would still be subordinate to any security interest in the assets of that subsidiary, and any indebtedness of that subsidiary senior to that held by us. As of December 31, 2002, the aggregate amount of the liabilities of our foreign subsidiaries as reflected on our balance sheet was $0.8 million.

Indebtedness under our bank credit facility is secured while our obligations under the Notes are not secured and if we default under our senior debt, our senior lenders can foreclose on the assets we have pledged to secure payment of the senior debt to your exclusion.

     In addition to being contractually subordinated to all existing and future senior indebtedness, our obligations under the Notes (and dj Orthopedics’ and dj Development’s obligations under their guarantees) are unsecured while our obligations under the bank credit facility (and dj Orthopedics’ and dj Development’s obligations under their guarantee of our indebtedness under the bank credit facility) are secured by a security interest in substantially all of our assets and the assets of dj Orthopedics (which consist principally of 100% of our equity interests) and each of our existing and subsequently acquired or organized U.S. and, subject to certain limitations, non-U.S. subsidiaries, including a pledge of all of the issued and outstanding equity interests in our existing or subsequently acquired or organized U.S. subsidiaries and 65% of the equity interests in each of our subsequently acquired or organized non-U.S. subsidiaries. If we are declared bankrupt or insolvent or if we default under the bank credit facility, the lenders could declare all of the funds borrowed under the bank credit facility, together with accrued interest, immediately due and payable. If we were unable to repay that indebtedness, the lenders could foreclose on our equity interests pledged by dj Orthopedics, on the pledged equity interests of our subsidiaries and on the assets in which they have been granted a security interest, in each case to your exclusion, even if an event of default exists under the indenture at such time. Furthermore, if all equity interests of any future subsidiary guarantor are sold to persons pursuant to an enforcement of the pledge of equity interests in that subsidiary guarantor for the benefit of the senior lenders, then the applicable subsidiary guarantor will be released from its guarantee of the Notes automatically and immediately upon such sale.

Our bank credit facility requires us to make mandatory payments, which could limit our ability to grow our business.

     We are required to make annual mandatory payments of the term loans under the bank credit facility in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. We had no excess cash flow in 2002, 2001 or 2000.

In addition, the term loans are subject to mandatory prepayments in an amount equal to:

•	100% of the net cash proceeds of equity and debt issuance by us, dj Orthopedics or any of our other subsidiaries; and

•	100% of the net cash proceeds of asset sales or other dispositions of property by us, dj Orthopedics or any of our other subsidiaries,

in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of our interest in our Australian subsidiary on December 31, 2002. On March 28, 2003, we made a total prepayment of principal on the term loans totaling approximately $20.0 million including the required prepayment. No mandatory prepayments were required for 2001 or 2000. If we have to use cash to make mandatory payments in the future, we may not have sufficient funds to grow our business, to make acquisitions, enter into joint ventures or make capital expenditures.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

     Upon a change of control, we are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued interest. If a change of control were to occur, we may not have sufficient funds to pay the purchase price for the outstanding Notes tendered, and we expect that we would require third party financing. However, we may not be able to obtain such financing on favorable terms, if at all. In addition, the bank credit facility restricts our ability to repurchase the Notes, including pursuant to an offer in connection with a change of control. A change of control under the indenture may also result in an event of default under the bank credit facility and may cause the acceleration of other senior indebtedness, if any, in which case the subordination provisions of the Notes would require payment in full of the bank credit facility and any other senior indebtedness before repurchase of the Notes. Our future indebtedness may also contain restrictions on our ability to repay the Notes upon certain events or transactions that could constitute a change of control under the indenture. The inability to repay senior indebtedness upon a change of control or to purchase all of the tendered Notes would each constitute an event of default under the indenture.

     The change of control provision in the indenture will not necessarily afford you protection in the event of a highly leveraged transaction, including reorganization, restructuring, merger or other similar transaction involving us that may adversely affect you. Such a transaction may not involve a change in voting power or beneficial ownership, or, even if it does, may not involve a change of the magnitude required under the definition of change of control in the indenture to trigger this provision

Federal and state laws permit a court to void the Notes and guarantees under certain circumstances.

     Our obligations under the indenture and the Notes, the obligations incurred by DonJoy L.L.C., under the indenture and its guarantee of the Notes and assumed by dj Orthopedics in the reorganization and the obligations incurred by dj Development under the indenture and its guarantee of the Notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance and similar statutes in a bankruptcy or reorganization case or lawsuit commenced by or on behalf of our or dj Orthopedics’ or dj Development’s unpaid creditors. Under these laws, if a court were to find that, at the time we issued the Notes, DonJoy issued its guarantee of the Notes or dj Development issued its guarantee of the Notes, we DonJoy, or dj Development, as the case may be:

•	incurred such indebtedness with the intent of hindering, delaying or defrauding present or future creditors; or

•	received less than the reasonably equivalent value or fair consideration for incurring such indebtedness; and

•	were insolvent or rendered insolvent by reason of any of the recapitalization transactions;

•	were engaged or about to engage in a business or transaction for which our or the applicable guarantors’ assets constituted unreasonably small capital to carry on our or its business; or

•	intended to incur, or did incur, or believed that we or the applicable guarantor would incur, debts beyond our or the applicable guarantor’s ability to pay as they matured or became due;

then, such court might:

•	subordinate the Notes or dj Orthopedics’ and dj Development’s guarantee of the Notes to our or dj

Orthopedics’ and dj Development’s presently existing or future indebtedness;

•	void the issuance of the Notes (in our case) or the guarantees or;

•	take other actions detrimental to holders of the Notes.

     The measure of insolvency for purposes of the foregoing will vary depending upon the law of the jurisdiction being applied. Generally, an entity will be insolvent if:

•	the fair salable value of its assets were less than the amount required to pay its total existing debts and liabilities (including contingent liabilities) as they become absolute or mature; or

•	the sum of its debts (including contingent liabilities) were greater than its assets, at fair valuation.

     We cannot predict:

•	what standard a court would apply in order to determine whether we or the applicable guarantor were insolvent as of the date we or the applicable guarantor issued the old Notes or the guarantee, or that regardless of the method of valuation a court would determine that we or the applicable guarantor were insolvent on that date; or

•	whether a court would not determine that the payments constituted fraudulent transfers on another ground.

     In rendering their opinions in connection with the issuance of the Notes, our counsel and counsel to the initial purchaser of the Notes did not express any opinion as to the applicability of federal bankruptcy or state fraudulent transfer and conveyance laws.

     To the extent a court voids a guarantee as a fraudulent conveyance or holds it unenforceable for any other reason, holders of the Notes would cease to have any claim in respect of the guarantor and would be creditors solely of us.

     Based upon financial and other information available to us, we believe that we issued the Notes and the guarantors issued the guarantees for proper purposes and in good faith and that at the time we and the guarantors were not insolvent or rendered insolvent thereby, had sufficient capital to run our businesses, and were able to pay our debts as they mature or become due. In reaching these conclusions, we relied on various valuations and estimates of future cash flow that necessarily involve a number of assumptions and choices of methodology. However, a court may not adopt the assumptions and methodologies we have chosen or concur with our conclusion as to our solvency.

     Additionally, under federal bankruptcy or applicable state insolvency law, if certain bankruptcy or insolvency proceedings were initiated by or against us or dj Orthopedics or dj Development within 90 days after any payment by us with respect to the Notes or by dj Orthopedics and dj Development under their guarantees of the Notes, or if we or dj Orthopedics or dj Development anticipated becoming insolvent at the time of such payment, all or a portion of such payment could be avoided as a preferential transfer and the recipient of such payment could be required to return such payment.

     In the event there are any subsidiary guarantors in the future, the foregoing would apply to their guarantees.

There is no active trading market for the Notes.

     The Notes are not listed on a securities exchange or any automated dealer quotation system. J.P. Morgan Securities, Inc. (JPMSI) makes a market in the Notes. JPMSI is not obligated to do so, however, and any market-making activities with respect to the Notes may be discontinued at any time without notice. In addition, this market-making activity is subject to limits imposed by federal securities laws. Because JPMSI is our affiliate, JPMSI is required to deliver a current market-making prospectus and otherwise comply with the registration requirements of the Securities Act of 1933 in any secondary market sale of the Notes. Accordingly, the ability of JPMSI to continue to make a market in the Notes depends, in part, on our ability to maintain a current market-making prospectus.

     The liquidity of the trading market in the Notes, and the market price quoted for the Notes may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop for the Notes.

Item 2. Properties

     We are headquartered in Vista, California and operate manufacturing locations in Vista and in Tijuana, Mexico. The manufacturing facilities located in Tijuana, Mexico, are conducted in three buildings in a campus environment and are within 100 miles of Vista. We also lease warehouse and office space in Germany, Canada and the United Kingdom. As part of our restructuring, we intend to sublease a portion of our Vista facility in the future.

			Lease Termination
Location	Use	Owned/Leased	Date	Size (Square Feet)

Vista, California	Corporate Headquarters	Subleased	February 2008	266,041 (1)
	Research & Development
	Manufacturing &
	Distribution

Neudrossenfeld,
Germany	Office & Distribution	Leased	August 2004	7,700

Surrey, United Kingdom	Office & Distribution	Leased	November 2011	3,111

Tijuana, Mexico	3 Manufacturing Facilities	Leased	December 2003	48,600
			June 2003 (2)	30,000
			December 2003 (3)	34,000

Mississauga, Ontario	Office & Distribution	Leased	January 2005	4,250

(1)	A significant amount of this space is not utilized as a result of the relocation of our manufacturing operations to Mexico. We are currently pursuing a sublease of one of the Vista facilities.

(2)	Renewable at the option of the lessee for 5 additional one-year periods.

(3)	Renewable at the option of the lessee for 7 additional one-year periods.

Item 3. Legal Proceedings

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering. dj Orthopedics, Inc. is named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, and the underwriters of our initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. On June 17, 2002, we and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on our business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, U.S. Patent

No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent us from infringing the patents and from selling the relevant knee braces. We believe the claims are without merit and intend to defend the action vigorously. We have filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, we have agreed to indemnify and defend Smith & Nephew in this matter. The parties conducted a mediation session on this matter on March 25, 2003, and settlement discussions are occurring. No assurance can be given that the action will settle or that we will be able to achieve a favorable outcome in this litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

Item 4A. Executive Officers

     The following table sets forth the name, ages and positions of the Company’s executive officers:

Name	Age	Position

Leslie H. Cross	52	President, Chief Executive Officer and Director
Vickie L. Capps	41	Senior Vice President¥Finance, Chief Financial Officer
Michael R. McBrayer	44	Senior Vice President¥Professional Relations and Business Development
Donald M. Roberts	54	Vice President, General Counsel and Secretary
Luke T. Faulstick	39	Vice President-Operations

     Leslie H. Cross has been the Chief Executive Officer and President and a director of dj Orthopedics, Inc. since its incorporation in August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., the predecessor of the Company, from June 1999 until November 2001, and has served as President of dj Orthopedics, LLC, the Company’s wholly-owned operating subsidiary, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc. (the “BASS Division”) since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the BASS Division. He was a Managing Director of two different divisions of Smith & Nephew, Inc. from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in Medical Technology from Sydney Technical College in Sydney, Australia and studied Business at the University of Cape Town in Cape Town, South Africa.

     Vickie L. Capps joined dj Orthopedics, Inc. in July 2002 and serves as Senior Vice President- Finance and Chief Financial Officer. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and CFO for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including CFO, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and also serves on the board of directors for Targeted Molecules Corporation of San Diego. Ms. Capps received a Bachelor of Science degree in Business Administration/Accounting from San Diego State University.

     Michael R. McBrayer became Senior Vice President¥Professional Relations and Business Development of dj Orthopedics, LLC in 2001. He has held several other managerial positions with dj Orthopedics, LLC, including Senior Vice President¥Sales, since joining dj Orthopedics, LLC or its predecessor in 1987 as a national sales manager for the retail product line. Mr. McBrayer received his B.S. (Marketing and Management) at Northern Arizona University in Flagstaff, Arizona.

     Donald M. Roberts joined dj Orthopedics in December 2002 and currently serves as Vice President, General Counsel and Secretary. From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles-based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years. Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in Political Science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

     Luke T. Faulstick has served as Vice President of Operations since July of 2002. He joined dj Orthopedics as Vice President of Manufacturing in June of 2001. From 1998 to July 2002, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business-supplying products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development. Mr. Faulstick earned an MS in Engineering from Rochester Institute of Technology and BS in Engineering from Michigan State University.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Our common stock has been traded on the New York Stock Exchange since November 15, 2001 under the symbol “DJO”. The following table sets forth for the periods indicated the high and low closing sales prices of the common stock. Prior to November 15, 2001, there was no established public trading market for the common stock.

	High	Low

2002:
First Quarter	$13.65	$7.20
Second Quarter	$9.45	$8.00
Third Quarter	$7.55	$2.79
Fourth Quarter	$4.38	$3.34

2001:
Fourth Quarter (beginning November 15, 2001)	$15.25	$12.41

     As of February 28, 2003, there were 18 holders of record of our common stock. We have never declared or paid any cash dividends on our capital stock. We are effectively prohibited from paying cash dividends on our common stock for the foreseeable future under the terms of our credit agreement. Moreover, we plan to retain all earnings for investment in our business and do not plan to pay cash dividends at any time in the foreseeable future.

Item 6. Selected Financial Data

     The selected financial data set forth below with respect to our consolidated financial statements has been derived from our audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and Notes thereto appearing elsewhere herein.

     Effective December 31, 2002, we have reclassified certain amounts within our consolidated statements of operations, including expenses related to the shipping and handling of our products to customers ($7.7 million, $7.9 million and $7.2 million in 2002, 2001 and 2000, respectively), which have been reclassified from sales and marketing expense to costs of goods sold. In addition certain common facilities and information technology expenses have been reclassified from general and administrative expenses, partly to costs of goods sold ($2.0 million, $2.0 million and $1.1 million in 2002, 2001 and 2000, respectively) and partly to sales and marketing expense ($0.6 million, $0.7 million and $0.4 million in 2002, 2001 and 2000, respectively) and research and development expense ($0.1 million in 2002, 2001 and 2000). We have also made certain other less material reclassifications. All statement of operations information included herein for the year ended December 31, 2002 has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

	Years Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Statement of Income Data:
Net revenues	$182,636	$169,170	$143,586	$116,418	$103,643
Costs of goods sold (a)	95,878	83,079	69,129	58,284	51,070

Gross profit	86,758	86,091	74,457	58,134	52,573
Operating expenses (a):
Sales and marketing (b)	56,216	36,175	29,201	22,884	25,194
General and administrative	26,414	25,042	19,829	16,172	14,264
Research and development	2,922	2,285	2,898	2,176	2,303
Impairment of long-lived assets (c)	3,666	—	—	—	—
Performance improvement, restructuring and other costs (d)	10,008	—	400	—	2,467

Total operating expenses	99,226	63,502	52,328	41,232	44,228

Income (loss) from operations	(12,468)	22,589	22,129	16,902	8,345
Interest expense and other, net (e)	(12,088)	(22,057)	(16,970)	(7,387)	—

Income (loss) before income taxes	(24,556)	532	5,159	9,515	8,345
Provision for income taxes:
Benefit (provision) for income taxes	9,361	1,789	—	(2,387)	(3,394)
Deferred tax benefit (f)	—	54,169	—	—	—

Total provision (benefit) for income taxes	9,361	55,958	—	(2,387)	(3,394)

Net income (loss)	(15,195)	56,490	5,159	7,128	4,951
Less: Preferred unit dividends and accretion of preferred unit fees	—	(5,667)	(5,415)	(2,343)	—

Net income (loss) available to stockholders	$(15,195)	$50,823	$(256)	$4,785	$4,951

Net income (loss) per share available to common stockholders:
Basic	$(0.85)	$4.80	N/A	N/A	N/A

Diluted	$(0.85)	$4.68	N/A	N/A	N/A

Weighted average shares outstanding:
Basic	17,873	10,593	N/A	N/A	N/A

Diluted	17,873	10,858	N/A	N/A	N/A

Other Data:
EBITDA (g)	$(5,386)	$32,033	$28,445	$21,854	$15,665
Adjusted EBITDA (h)	19,745	32,033	28,713	25,082	21,957
Depreciation and amortization	7,283	9,444	6,365	4,952	4,853
Capital expenditures and acquired intangibles	6,721	7,104	7,722	4,706	4,149
Ratio of earnings to fixed charges (i)	(0.78)x	1.03x	1.29x	2.12x	8.84x
Cash flows provided by (used in)
Operating activities	$13,955	$(4,066)	$1,229	$16,065	$3,748
Investing activities	(7,349)	(8,109)	(57,015)	(4,776)	(4,049)
Financing activities	(1,468)	33,993	53,965	(6,171)	200
Balance Sheet Data (at end of period):
Cash	$32,085	$25,814	$4,106	$5,927	$809
Working capital	67,321	83,896	38,695	27,413	15,625
Total assets	237,724	247,922	155,672	89,416	77,056
Long-term obligations	109,816	110,934	157,222	113,305	—
Redeemable preferred units	—	—	41,660	32,539	—
Obligations to Smith & Nephew (including current portion)	—	—	—	—	45,227
Total stockholders’/members’ equity (deficit)	100,913	115,240	(63,625)	(70,429)	12,832

N/A Not applicable.

(a)	Amounts in 1999 and prior years include various charges and overhead allocations from Smith & Nephew. See note (h) below. The year ended December 31, 2002 includes aggregate charges of $5.1 million related to reserves for excess inventories related to product lines that have been discontinued (see Note 3 of the Notes to the consolidated financial statements).

(b)	The year ended December 31, 2002 includes an aggregate increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our OfficeCare® and Insurance programs (see Note 3 of the Notes to our consolidated financial statements).

(c)	The year ended December 31, 2002 includes $3.7 million in charges related to impairment of certain of our long-lived assets (see Note 3 of the Notes to our consolidated financial statements).

(d)	For the year ended December 31, 2002, we recorded $10.0 million in charges related to our performance improvement program (see Note 3 of the Notes to our consolidated financial statements). We recorded merger and integration costs in 2000 associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting. We recorded restructuring costs in 1998 relating to the consolidation of our operations at our Vista, California facility.

(e)	In 2002, we adopted SFAS No. 145, which required us to reclassify the loss on early extinguishment of debt recorded in 2001 to interest expense and other, net. The charge of approximately $4.7 million for the write-off of unamortized deferred debt issuance costs, debt discount and a prepayment premium was incurred as a result of the redemption of a portion of our Senior Subordinated Notes. The $1.9 million tax benefit related to this charge has been included as a portion of the income benefit for 2001. Discontinued acquisition costs of $0.2 million and $0.4 million for the years ended December 31, 2002 and 2000, respectively, are also included as a portion of interest expense and other, net.

(f)	Because DonJoy, L.L.C. operated as a limited liability company from the date of its recapitalization in June 1999 through November 20, 2001, the date the reorganization was consummated, in accordance with federal, state and local income tax regulations which provide that no income taxes are levied on U.S. limited liability companies and each member of DonJoy, L.L.C. was individually responsible for reporting the member’s share of our net income or loss, we have not provided for income taxes in our historical consolidated financial statements. We have recorded a tax benefit (provision) at an effective tax rate of 40% on our income before income taxes for the period from November 20, 2001, the date of our reorganization, to December 31, 2001 and at an effective tax rate of 38% on our loss before income taxes for the year ended December 31, 2002.

(g)	“EBITDA” is defined as net income (loss) plus interest expense (net of interest income), income taxes, depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. Management has included EBITDA because it may be used by our lenders or certain other investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. Under both the bank credit facility definition of EBITDA and our definition of EBITDA, we were in compliance with all debt covenants under the bank credit facility at December 31, 2002. Our definition of EBITDA may not be comparable to that of other companies.

(h)	“Adjusted EBITDA” represents EBITDA, as defined above, adjusted to eliminate amounts permitted under the bank credit facility and those direct charges from Smith & Nephew as well as those allocations of Smith & Nephew’s overhead and other expenses that we have not incurred on a stand-alone basis. These amounts were charged or allocated to us on the basis of direct usage where identifiable, with the remainder allocated to us on the basis of its annual sales or the capital employed by Smith & Nephew in our business. These charges and allocations eliminated include:

(1)	charges for brand royalties that we paid to Smith & Nephew for use of the Smith & Nephew trademarks and trade names which amounts are no longer paid following the recapitalization since we no longer have the right to use Smith & Nephew trademarks and trade names; foreign sales corporation commissions that we paid on sales to foreign sales corporations established by Smith & Nephew for tax planning purposes which amounts are no longer paid following the recapitalization; Smith & Nephew overhead allocations for corporate managed accounts and new business expense and corporate management expense which were not incurred following consummation of the recapitalization; Smith & Nephew overhead allocations for research and development and for amounts charged by Smith & Nephew for services provided to us for finance (risk management, treasury, audit and taxes), human resources and payroll and legal services; and the incremental adjustment to the carrying value of acquired inventories associated with the Orthotech acquisition to state them at fair value. EBITDA has also been adjusted to reflect the estimated costs we would have incurred to replace the services previously provided by Smith & Nephew. On a stand-alone basis, we have replaced these services provided by Smith & Nephew following the recapitalization and we have incurred additional expenses associated with external auditing and periodic filings with the SEC.

(2)	other adjustments in accordance with our bank credit facility, including the add back of restructuring charges and certain non-cash charges aggregating $25.1 million in 2002, presented net of discontinued acquisition costs, and restructuring costs in 1998.

     The calculation of EBITDA is as follows:

	Years Ended December 31,

	2002	2001	2000	1999	1998

			(in thousands)
EBITDA data:
Net income (loss)	$(15,195)	$56,490	$5,159	$7,128	$4,951
Interest expense, net of interest income	11,887	22,057	16,521	7,387	—
Income tax (benefit) provision	(9,361)	(1,789)	—	2,387	3,394
Deferred tax benefit	—	(54,169)	—	—	—
Depreciation and amortization	7,283	9,444	6,365	4,952	4,853

EBITDA (as defined)	(5,386)	32,033	28,045	21,854	13,198
Adjustments discussed in (h)(1) above, net	—	—	268	3,228	6,292
Net adjustments in accordance with the bank credit facility (h)(2) above	25,131	—	400	—	2,467
Adjusted EBITDA	$19,745	$32,033	$28,713	$25,082	$21,957

(i)	For purposes of calculating ratio of earnings to fixed charges, earnings consist of income (loss) before income taxes plus fixed charges. Fixed charges consist of (i) interest, whether expensed or capitalized, (ii) amortization of debt issuance costs, whether expensed or capitalized, and (iii) an allocation of one-third of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor of rental expense.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. We are the successor to DonJoy, L.L.C. (DonJoy) which, prior to June 30, 1999, was wholly owned by Smith & Nephew, Inc. (Smith & Nephew). On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics, Inc.’s initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization.” As a result of the foregoing transactions, dj Orthopedics, LLC (dj Ortho) became a wholly owned subsidiary of dj Orthopedics, Inc.

     dj Orthopedics and dj Orthopedics Development Corporation (dj Development) guarantee dj Ortho’s bank borrowings and the Senior Subordinated Notes (the Notes). DJ Orthopedics Capital Corporation (DJ Capital) was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. No separate financial information for DJ Capital has been provided herein because management believes such information would not be material as DJ Capital does not hold any assets or other properties or conduct any business. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and our non-guarantor subsidiaries in the aggregate have been provided within the footnotes to the financial statements included herein.

Performance Improvement Program

     In August 2002, we commenced a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. We retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program.

     With the objective of reducing costs by streamlining our organization structure, we began our performance improvement program with the elimination of several senior management positions. In September 2002, we also commenced the move of the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 U.S. positions. A comparable number of positions were added in Mexico. The manufacturing move is expected to result in reduced manufacturing costs. Other focuses of the performance improvement program include reducing operating expenses; improving the profitability of revenue from our OfficeCare® and Insurance channels; reducing working capital and improving our business processes and information systems. We have also refocused our resources on our core rehabilitation business and have discontinued the marketing of our Alaron Surgical™ products and our knee replacement product. Although the performance improvement program was substantially completed by the end of 2002, no assurance can be given that it will be successful in achieving the desired goals.

Acquisitions and Other Recent Transactions

     Effective January 2002, we commenced direct distribution of our products in Germany and the United Kingdom through two new wholly owned subsidiaries, dj Orthopedics Deutschland GmbH (dj Germany) and dj Orthopaedics UK Ltd (dj UK). dj Germany and dj UK replaced third party distributors in those countries. Effective May 2002, we commenced direct distribution of our products in Canada through a new wholly owned subsidiary, dj Ortho, Canada Inc. (dj Canada), replacing the Smith & Nephew sales organization, which previously distributed our products.

     In June 2001, we completed the acquisition of substantially all of the assets and liabilities of Alaron Technologies, L.L.C. for an aggregate cash purchase price of $500,000. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. We purchased primarily equipment and technology. The Alaron acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values. In connection with our decision to discontinue marketing our surgical products, all inventories and net intangible assets of Alaron were written off in 2002.

     Effective March 2001, we invested $0.9 million for a 60% interest in an Australian joint venture, dj Orthopaedics Pty Ltd (dj Australia). In connection with our decision to discontinue sales of our surgical products, we have divested our interest in dj Australia, effective December 31, 2002, with no material gain or loss. The minority owner has assumed full ownership and will continue to sell the Company’s non-surgical products as an independent distributor.

     In July 2000, we completed the purchase of specified assets and assumed specified liabilities related to the rehabilitation business, referred to herein as Orthotech or the Orthotech business, of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson & Johnson. We acquired Orthotech for a purchase price of $46.4 million in cash, exclusive of transaction fees and expenses. Orthotech developed, manufactured, and marketed an array of orthopedic products for the orthopedic sports medicine market, including braces, soft goods and specialty products which were similar to the products offered by us. Orthotech also had an inventory management and billing program that complemented our OfficeCare® program. We purchased primarily inventory, equipment and certain intellectual property. We were not required to assume any liabilities existing prior to the closing date. The Orthotech acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values.

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

     Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for: i) contractual allowances for reimbursement amounts from our third party payers based on negotiated contracts; and, ii) for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third party payers for our third party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual terms and/or product reimbursement rates. We reserve for and reduce gross revenues by between 20% and 28% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed by the third party payers, primarily for various reasons that we categorize as billing exceptions. Direct billed customers represent approximately 66% of our net receivables at December 31, 2002 and we have historically experienced write-offs of less than 2% of these receivables. Our third party reimbursement customers represent 34% of our net receivables at December 31, 2002 and we estimate bad debt expense to be approximately 7% of amounts due from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payers were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. As disclosed in our Form 10-K for the year ended December 31, 2001 and our Form 10-Qs during 2002, we experienced a problem with a third party insurance billing company, which required that a substantial portion of the accounts receivable from our OfficeCare® and Insurance programs be transferred to another third party billing company in the latter half of 2001. We have provided additional reserves in prior periods for contractual allowances and doubtful accounts for third party reimbursement receivables which were originally billed through the third party insurance billing company whose contract was canceled in 2001 due to lack of timely and thorough filings with third party payers.

     During the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by our third party billing companies. Historically, we relied heavily on these billing companies to provide information about the OfficeCare and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of historical third party billing problems, we had experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare and Insurance programs. In addition, in December 2002 we initiated the transition to a new third party insurance billing service provider and we continue to resolve issues related to our previous service providers and accounts receivable aged over one year. Accordingly, we increased our related reserves by an aggregate of $6.7 million for the year ended December 31, 2002, which is included in sales and marketing expenses in the accompanying consolidated statements of operations for 2002. Based on information currently available to us, we believe we have provided adequate reserves for our third party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of the net accounts receivable could be reduced by a material amount. In addition, if the transition to our new third party insurance billing service provider is not successful, we may be required to increase our reserve estimates.

     Reserve for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand in our OfficeCare® locations are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products. In connection with our decision, as part of our performance improvement program, to discontinue marketing our Alaron Surgical™ products and our knee replacement product, we recorded provisions in 2002 to reserve all remaining net inventories related to these products. We based our reserves for our knee replacement product on amounts we estimate will be recoverable from our supplier of the knee replacement product. If our estimates of the recoverability of the knee replacement product differ from the actual amounts received, additional write-downs may be required. We have also provided reserves in 2002 for all remaining net inventories of our OrthoPulse™ product based on the inability of the manufacturer of OrthoPulse to make any material progress in 2002 in achieving FDA approval for the product. We also increased our estimates of reserves required for certain other excess inventories in 2002. Aggregate inventory reserves recorded in 2002 in connection with these decisions were $5.1 million, which is included within cost of goods sold in the accompanying consolidated statements of operations for 2002. See Note 3 to our Notes to the consolidated financial statements.

     Rebates. We record estimated reductions to revenue for customer rebate programs based upon estimates of the costs applicable to the rebate programs.

     Returns and Warranties. We provide for the estimated cost of returns and product warranties at the time revenue is recognized based on historical trends. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates. If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liabilities may be required.

     Valuation Allowance for Deferred Tax Asset. As of December 31, 2002, the Company had recorded approximately $65.7 million of net deferred tax assets related primarily to tax deductible goodwill arising at the date of the reorganization and not recognized for book purposes and net losses reported during 2002. Realization of our deferred tax assets is dependent on our ability to generate approximately $170.0 million of future taxable income over the next 10 years. As discussed above, we expect that our performance improvement program will generate cost reductions and revenue growth of a sufficient level that management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances. In the event that the Company is not profitable during 2003, no tax benefit will be provided on the losses. If we are in a loss position by the end of 2003, it is possible that some or all of our deferred tax assets may need to be reserved through a valuation allowance.

     Goodwill and Other Intangibles. At December 31, 2002, goodwill and other intangible assets were evaluated for impairment as required by SFAS No. 144. We did not recognize any goodwill impairment as a result of performing this annual test. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgement. Upon initially recording our goodwill and certain of our other intangible assets, we used an independent valuation firm. Subsequently, we have used the same methodology and updated our assumptions. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgement to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages.

     The impairment charge we recorded for certain long-lived assets in 2002 was a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated. The value of our goodwill and other intangible assets is exposed to future impairments if we experience further declines in operating results, if additional negative industry or economic trends occur or if our future performance is below our projections or estimates.

Income Statement Reclassifications

     Effective December 31, 2002, we have reclassified certain amounts within our consolidated statements of operations, including expenses related to the shipping and handling of our products to customers ($7.7 million, $7.9 million and $7.2 million in 2002, 2001 and 2000, respectively), which have been reclassified from sales and marketing expense to costs of goods sold. In addition, certain common facilities and information technology expenses have been reclassified from general and administrative expenses, partly to costs of goods sold ($2.0 million, $2.0 million and $1.1 million in 2002, 2001 and 2000, respectively) and partly to sales and marketing expense ($0.6 million, $0.7 million and $0.4 million in 2002, 2001 and 2000, respectively) and research and development expense ($0.1 million in 2002, 2001 and 2000). We have also made certain other less material reclassifications. All statement of operations information included herein for the year ended December 31, 2002 has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

Segments

     Prior to the fourth quarter of 2002, we had two reportable segments, as defined by FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, identified as rigid knee bracing and soft goods.

     Effective December 31, 2002, we have changed our reporting segments to reflect segmentation by our primary distribution channels, which is consistent with how we will manage our business prospectively. Our new reportable segments are as follows:

•	DonJoy®, in which our products are sold by 38 independent sales agents who employ over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and we pay a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in our consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which we maintain an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and we arrange billing to the patient or third party payor. The majority of these billings are performed by an independent third party contractor. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been our customers. As of December 31, 2002, the OfficeCare® program was located at over 500 physician offices throughout the United States. Sales through our OfficeCare® channel are subject to certain risks related to third party reimbursements. See risk factors included in Item 1 herein; and

•	International, in which our products are sold in foreign countries through wholly-owned subsidiaries or independent distributors. We market our products in over 40 countries primarily in Europe, the United Kingdom, Australia, Canada and Japan.

     Segment reporting information for prior years has been restated to reflect the new reporting segments. Set forth below is revenue and gross profit information, excluding the impact of other costs of sales not allocated to segments, for our new reporting segments for the years ended December 31 (in thousands):

	2002	2001	2000

DonJoy:
Net revenues	$86,884	$80,164	$72,640
Gross profit	57,264	52,769	48,536
Gross profit margin	65.9%	65.8%	66.8%
ProCare:
Net revenues	$45,548	$44,381	$34,226
Gross profit	15,860	15,358	12,933
Gross profit margin	34.8%	34.6%	37.8%
OfficeCare:
Net revenues	$22,966	$21,653	$14,259
Gross profit	18,794	16,948	10,894
Gross profit margin	81.8%	78.3%	76.4%
International:
Net revenues	$22,202	$18,114	$18,049
Gross profit	11,657	8,871	10,123
Gross profit margin	52.5%	49.0%	56.1%

Domestic Sales

     Excluding freight revenue, domestic sales in our DonJoy, ProCare and OfficeCare channels accounted for approximately 87%, 89% and 87% of our net revenues in 2002, 2001 and 2000, respectively.

International

     Excluding freight revenue, international sales accounted for approximately 13%, 11% and 13% of our net revenues, in 2002, 2001 and 2000, respectively. The following table sets forth our international net revenues as a percentage of our total net revenues, excluding freight revenue, by country:

	Years Ended December 31,

	2002	2001	2000

Germany	4%	4%	4%
Australia	2%	1%	1%
Canada	1%	1%	1%
Other countries	6%	5%	7%

Total international sales	13%	11%	13%

     The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom, the Czech Republic, Denmark, France, Japan and Spain.

     International sales are currently made primarily through two distinct channels: independent third party distributors, including Smith & Nephew sales organizations in certain countries, and through wholly or majority owned foreign subsidiaries in Australia (since March 2001), in Germany and the United Kingdom (in each case since January 1, 2002) and in Canada (since May 2002). We had formed a majority owned distribution subsidiary in Australia in 2001, and that company was focusing on surgical products, including a knee replacement product. In late 2002 we decided to discontinue commercial activities on that product, as well as our other surgical products, and in light of that decision, the establishment of a subsidiary in Australia was no longer attractive. At the end of 2002, we sold our inventory of the knee replacement product back to the manufacturer and sold our interest in the Australian subsidiary to the minority shareholder. The former Australian subsidiary will continue to sell our products as an independent distributor.

     Commencing with the formation of our wholly owned subsidiaries in 2002, we sell products through our subsidiaries in Germany, the United Kingdom and Canada in Euros, Pounds Sterling and Canadian Dollars, respectively. International sales in 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In 2001, the volume of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on the day of the week on which holidays and December 31 fall.

     The following table sets forth our reclassified operating results as a percentage of net revenues:

	Years Ended December 31,

	2002	2001	2000

Net revenues:
DonJoy®	47.6%	47.4%	50.6%
ProCare®	24.9	26.2	23.8
OfficeCare®	12.5	12.8	9.9
International	12.2	10.7	12.6

Revenues from sales channels	97.2	97.1	96.9
Freight revenue	2.8	2.9	3.1

Total consolidated net revenues	100.0	100.0	100.0
Costs of goods sold	52.5	49.1	48.1

Gross profit	47.5	50.9	51.9
Operating expenses:
Sales and marketing	30.8	21.4	20.3
General and administrative	14.4	14.8	13.8
Research and development	1.6	1.3	2.1
Impairment of long-lived assets	2.0	—	—
Performance improvement, restructuring and other costs	5.5	—	0.3

Total operating expenses	54.3	37.5	36.5

Income (loss) from operations	(6.8)	13.4	15.4
Interest expense and other, net	(6.6)	(13.0)	(11.8)

Income (loss) before income taxes	(13.4)	0.4	3.6
Benefit for income taxes	5.1	1.0	—
Deferred tax benefit	—	32.0	—

Net income (loss)	(8.3)%	33.4%	3.6%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Net Revenues. Net revenues increased $13.4 million, or 8.0%, to $182.6 million in 2002 from $169.2 million in 2001. Domestic revenues for 2002 increased by $9.2 million, or 6.3%, from 2001 primarily as a result of increased sales in our DonJoy business segment. International revenues, which also represent sales of our International business segment, for 2002 increased by $4.1 million, or 22.6%, from 2001 primarily as a result of commencing sales through our new subsidiaries in Germany, the United Kingdom and Canada. Net revenues, excluding freight revenue, for the DonJoy segment increased $6.7 million over 2001 due to growth in the sales of our ligament and osteoarthritic braces. ProCare segment sales, excluding freight revenue, increased by $1.2 million over 2001 due to increased sales of wrist splints and shoulder braces. OfficeCare segment sales, excluding freight revenue, increased by $1.3 million over 2001 due primarily to increased sales of lower extremity fracture boots.

Gross Profit. Gross profit increased $0.7 million, or 0.8%, to $86.8 million for 2002 from $86.1 million for 2001. Gross profit margin decreased from 50.9% for 2001 to 47.5% for 2002. The decrease in gross profit margin relates partly to charges related to reserves for excess inventories, including inventories of our OrthoPulse™ product and provisions for inventories associated with our decision to exit our surgical product lines aggregating $5.1 million (see Note 3 to our Notes to the consolidated financial statements). Gross profit margin has also been reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the DonJoy segment increased $4.5 million, with gross profit margin increasing slightly to 65.9% for 2002 from 65.8% for 2001. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the ProCare segment increased $0.5 million, with gross profit margin remaining consistent at 34.8% for 2002 and 34.6% for 2001. Gross profit, excluding freight revenue and other costs of sales not allocated to segments, for the OfficeCare segment increased $1.8 million, with gross profit margin increasing to 81.8% in 2002 from 78.3% for 2001. This increase in gross profit margin is primarily related to higher standard gross profit margins on certain product lines due to movement of the related production to our Mexican subsidiary to take advantage of labor savings, offset by a negative impact from an increase in estimated OfficeCare contractual allowances. Gross profit, excluding freight revenue, for the International segment increased $2.8 million, with gross profit margin increasing to 52.5% for 2002 as compared to 49.0% for 2001. This increase primarily reflects the incremental gross profit gained through the transition to direct distribution in Germany, the United Kingdom and Canada.

Sales and Marketing Expenses. Sales and marketing expenses increased $20.0 million, or 55.3%, to $56.2 million for 2002 from $36.2 million for 2001. This increase includes an increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our OfficeCare® and Insurance programs. See Note 3 to the Notes to the consolidated financial statements. The increase in sales and marketing expense also reflects increased commissions due to higher sales of domestic products, increases in the provision for doubtful accounts related to our domestic operations, not including the OfficeCare program and costs related to our foreign subsidiaries that became operational in March 2001 (dj Australia), January 2002 (dj Germany and dj UK) and May 2002 (dj Canada). Overall, sales and marketing expenses increased as a percentage of revenues to 30.8% in 2002 from 21.4% in 2001.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 5.6%, to $26.4 million for 2002 from $25.0 million for 2001. The increase was primarily due to increased costs of insurance and legal activities, and expenses associated with our status as a publicly-traded company effective November 2001, offset by a decrease in goodwill amortization as a result of new accounting rules. Overall, general and administrative expenses decreased as a percentage of revenues to 14.4% for 2002 from 14.8% for 2001.

Research and Development Expenses. Research and development expenses increased by $0.6 million, or 26.1%, from $2.3 million for 2001 to $2.9 million for 2002 primarily due to an increase in certain patent costs and other new product development costs in 2002.

Performance Improvement, Restructuring and Other Costs. Performance improvement and restructuring costs for 2002 amounted to $10.0 million, which consisted of the following costs: (i) employee severance costs of $3.9 million, (ii) lease termination and other exit costs of $1.9 million, (iii) consulting fees of $3.5 million and (iv) other costs of $0.7 million. See Note 3 to our consolidated financial statements.

Impairment of Long-Lived Assets. During 2002, we recognized $3.7 million in charges related to impairment of certain of our long-lived assets. These long-lived assets primarily include intangible assets associated with certain newer product lines that have not achieved expected sales levels, an investment in an internet marketing company, an investment in the manufacturer of OrthoPulse™, goodwill related to the acquisition of Alaron and fixed assets abandoned in connection with the Company’s manufacturing move to Mexico.

Interest Expense and Other, Net. Interest and other expense, Net, including interest expense and discontinued acquisition costs, net of interest income, decreased approximately $10.0 million, or 45.2%, to $12.1 million in 2002 from $22.1 million in 2001. The decrease is primarily the result of a $4.7 million charge taken in 2001 to write-off deferred debt issuance costs associated with our prepayment of $25.0 million of our Senior Subordinated Notes and lower interest on the related lower debt balances outstanding in 2002.

Income Taxes. Our income tax benefit was $9.4 million for 2002 compared to a tax benefit of $1.8 million for the period from November 20, 2001 through December 31, 2001. In connection with our reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on our earnings after that date. We did not record a provision (benefit) for income taxes prior to that date. The $1.8 million tax benefit for 2001 related primarily to a benefit for the write-off of deferred debt issuance costs in connection with a prepayment of the Senior Subordinated Notes. Our annual worldwide effective tax benefit rate was 38% for 2002. Our estimated worldwide effective tax rate was 40% for 2001. The comparable tax benefit rate for 2002 is reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net loss was $15.2 million for 2002 compared to net income of $56.5 million for 2001 as a result of the changes discussed above. Income in 2001 before the effect of our income tax benefit of $1.8 million and deferred tax benefit of $54.2 million, was $0.5 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Revenues. Net revenues increased $25.6 million, or 17.8%, to $169.2 million in 2001 from $143.6 million in 2000. Our 2001 net revenues reflected a sales reversal of $0.9 million in the fourth quarter of 2001 for inventory returned in excess of our estimated return allowance resulting from termination of our agreement with our former distributor in Germany and the United Kingdom. Net revenues, excluding freight revenue, for the DonJoy® segment increased $7.5 million over 2000 due to growth in the domestic sales of the ligament, post-operative and OA product lines. ProCare® segment sales, excluding freight revenue, increased by $10.2 million over 2000 due primarily to the Orthotech acquisition. OfficeCare segment sales, excluding freight revenue, increased by $7.4 million over 2000 primarily due to the Orthotech acquisition, which had a line of business that complemented the OfficeCare segment. International segment sales, excluding freight revenue, increased by $0.1 million over 2000.

Gross Profit. Gross profit increased $11.6 million, or 15.6%, to $86.1 million in 2001 from $74.5 million in 2000. Gross profit margin decreased from 51.9% in 2000 to 50.9% in 2001 primarily as a result of increased sales through the ProCare® channel, as a result of the Orthotech acquisition, which carry a lower gross profit margin. Excluding freight revenue and other costs of sales not allocated to segments, gross profit for the DonJoy® segment increased $4.2 million, with gross profit margins decreasing from 66.8% in 2000 to 65.8% in 2001. Excluding freight revenue and other costs of sales not allocated to segments, gross profit for the ProCare® segment increased $2.4 million, with gross profit margin decreasing to 34.6% in 2001 from 37.8% in 2000. The decrease is primarily related to an increase in the cost of raw materials used in certain products sold through this channel. Excluding freight revenue and other costs of sales not allocated to segments, gross profit for the OfficeCare® segment increased $6.1 million, with gross profit margin increasing to 78.3% in 2001 from 76.4% in 2000. Excluding freight revenue and other costs of sales not allocated to segments, gross profit for the International segment decreased $1.3 million, with gross profit margin decreasing from 56.1% in 2000 to 49.0% in 2001.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.0 million, or 24.0%, to $36.2 million in 2001 from $29.2 million in 2000. The increase primarily reflects increased commissions due to higher sales of domestic products, increased costs related to increased volume in the OfficeCare program and an increase in salaries and benefits due to increased headcount, primarily as a result of growth in the OfficeCare program. Overall, sales and marketing expenses increased as a percentage of revenues to 21.4% in 2001 from 20.3% in 2000.

General and Administrative Expenses. General and administrative expenses increased $5.2 million, or 26.3%, to $25.0 million in 2001 from $19.8 million in 2000. The increase was primarily due to our investment in a new enterprise software system, amortization associated with the intangible assets acquired as part of the July 2000 acquisition of Orthotech, and costs related to the Alaron Surgical™ business and costs related to our majority owned Australia operation. Overall, general and administrative expenses increased as a percentage of revenues to 14.8% in 2001 compared to 13.8% in 2000.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 20.7%, from $2.9 million in 2000 to $2.3 million in 2001 primarily due to lower consulting fees.

Restructuring Costs. In the 2000 period, we incurred $0.4 million in merger and integration costs associated with the consolidation of the Orthotech operations into our existing facilities including merger and integration and information systems consulting costs.

Interest Expense and Other, Net. Interest expense and other, net, including interest expense and discontinued acquisition costs, net of interest income, increased approximately $0.4 million, or 2.5%, to $17.4 million in 2001 from $17.0 million in 2000, reflecting increased weighted average borrowings outstanding. In 2000, we discontinued pursuit of a potential acquisition. Costs incurred related to this terminated acquisition were expensed in the amount of $0.4 million. In connection with the reorganization in 2001, we recorded a $4.7 million charge to write-off deferred debt issuance costs associated with our prepayment of $25.0 million of our Senior Subordinated Notes.

Income Taxes. The income tax benefit was $1.8 million for 2001. In connection with our reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on our earnings after that date. We did not record a provision (benefit) for income taxes prior to that date. The $1.8 million tax benefit for 2001 related primarily to a benefit for the write-off of deferred debt issuance costs in connection with a prepayment of the Senior Subordinated Notes. Our estimated worldwide effective tax rate was 40% for 2001.

Deferred Tax Benefit. In connection with the reorganization, we have recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax basis of certain assets and liabilities of DonJoy at November 20, 2001, the reorganization date, as the related amortization is deductible for tax purposes. The tax basis differences arose at the time of the recapitalization when, for income tax purposes, we elected to increase the basis of certain assets in an amount equal to the gain recognized by our former parent.

Net Income. Net income was $56.5 million for 2001 compared to net income of $5.2 million 2000 as a result of the changes discussed above. Income in 2001 before the effect of our income tax benefit of $1.8 million and deferred tax benefit of $54.2 million, was $0.5 million.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at December 31, 2002 was $109.8 million.

     Net cash provided by (used in) operating activities was $14.8 million, $(4.1) million and $1.2 million in 2002, 2001 and 2000, respectively. The positive cash flow in 2002 primarily reflects a net decrease in accounts receivable (which is primarily related to a decrease in our OfficeCare accounts receivable levels), and inventories, offset by amounts paid for our performance improvement program and a reduction in accounts payable. The cash used in 2001 primarily reflects increased accounts receivable levels associated with the OfficeCare® program and increased inventory levels in conjunction with the working capital needs associated with the Orthotech acquisition.

     Cash flows used in investing activities were $7.3 million, $8.1 million and $57.0 million in 2002, 2001 and 2000, respectively. Cash used in 2002 primarily reflected the acquisition of distribution rights in conjunction with a terminated distribution agreement and maintenance capital expenditures. Cash used in 2001 primarily reflected an increase in the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system that was completed in March 2001, investments in manufacturing equipment, the purchase of an equity interest in IMD for an aggregate purchase price of $0.5 million, and the Alaron acquisition in July 2001. Included in investing activities in 2000 is the $49.0 million investment in Orthotech, including transaction fees and costs of $3.0 million, and costs directly associated with our acquisition and implementation of an enterprise resource planning system and investments in manufacturing equipment.

     Our bank credit facility limits our ability to make capital expenditures to $8.7 million for 2003. In accordance with our bank credit facility, if the permitted amount of capital expenditures is greater than the actual amount of capital expenditures during such fiscal year, then 75% of such excess may be carried forward and utilized in the immediately succeeding fiscal year, subject to certain restrictions.

     Cash flows provided by (used in) financing activities were $(1.5) million, $34.0 million and $54.0 million in 2002, 2001 and 2000, respectively. Cash used in 2002 reflects principal payments related to our bank credit facility and additional costs paid in 2002 related to our 2001 initial public offering. The cash provided in 2001 is primarily the result of the net proceeds of $118.5 million from our initial public offering in November 2001 and $9.6 million in net proceeds from the issuance of common units in June 2001, net of $21.9 million repaid under our bank credit facility, $25.0 million paid to redeem a portion of our Senior Subordinated Notes and $47.3 million paid to redeem all of the outstanding redeemable preferred units of DonJoy in connection with the reorganization. The cash provided in 2000 primarily reflects the proceeds of a $24.0 million term loan and $12.6 million of borrowings under our revolving bank credit facility during the third quarter of 2000 and the net proceeds from the issuance, by DonJoy, of common and preferred units in the third quarter of 2000, all related to the Orthotech acquisition. We borrowed an additional $8.0 million in 2000 as a result of the increase in working capital associated with the Orthotech acquisition.

Contractual Obligations and Commercial Commitments

     The $75.0 million of outstanding Senior Subordinated Notes, due 2009, bear interest at 125/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which $35.8 million was outstanding at December 31, 2002. We also have available up to $25.0 million under the revolving bank credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of December 31, 2002, we did not have any amount outstanding under the revolving bank credit facility. As of December 31, 2002, we had $1.8 million in letters of credit outstanding. Borrowings of letters of credit under the revolving bank credit facility bear interest at variable rates plus a fronting fee of 0.25%. Borrowings under the term loans and on the revolving bank credit facility bear interest at variable rates plus an applicable margin. At December 31, 2002, the effective interest rate on the term loans was 4.19%.

     We are required to make annual mandatory payments of the term loans under the bank credit facility in an amount equal to 50% of excess cash flow (75% if our ratio of total debt to EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. We had no excess cash flow in 2002, 2001 or 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of our interest in our Australian subsidiary on December 31, 2002. On March, 28 2003, we made a total prepayment of principal on the term loans totaling approximately $20.0 million including the required prepayment. No mandatory prepayments were required for 2001 or 2000.

     The bank credit facility and the indenture governing our Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the bank credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In October 2002 and February 2003, we completed amendments to our bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for 2002 and 2003. We were in compliance with all financial covenants, as amended, as of December 31, 2002. The amended bank credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 5.75 to 1.00 at December 31, 2002 and gradually decreasing during 2003 to 3.50 to 1.00 at December 31, 2003 and thereafter, and a ratio of consolidated EBITDA to consolidated interest expense of at least 1.70 to 1.00 at December 31, 2002 and gradually increasing during 2003 to 2.50 to 1.00 at December 31, 2003 and thereafter. At December 31, 2002, our ratio of total debt to consolidated EBITDA was approximately 5.56 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 1.78 to 1.00.

     In addition to our obligations under our bank credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. In 2001, we entered into an agreement with I.M.D., b.v. (IMD) to distribute a bone growth stimulator product, Orthopulse™, which was planned to be our first product in the regeneration market. If final FDA approval of this product is obtained, we will be required to make a $2.0 million payment, subject to exchange rate adjustments under certain circumstances, to IMD to maintain the exclusive U.S. distribution rights of this product. IMD has experienced continuing delays in obtaining FDA approval for the OrthoPulse bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. The auditor’s report was submitted on September 30, 2002, and IMD is engaged in ongoing communications with the FDA to address this matter. Under the current arrangement, we expect to make a payment of $1.0 million upon final FDA approval and a $1.0 million payment shortly afterwards for the U.S. distribution rights. However, the exact timing of payments is not determinable at this time. We purchased $0.5 million, $0.5 million and $0.8 million in inventory from IMD in 2002, 2001 and 2000, respectively, and we made a $0.5 million investment in IMD (which represents a 5% ownership in the company) in 2001. We cannot distribute such inventory in the United States until FDA approval is obtained, and although we can distribute such inventory in certain other countries which do not require FDA approval, the markets in these countries are smaller than in the U.S. At this point, we do not have an estimate of when or whether final FDA approval will occur, and we have, as a result of this continuing uncertainty, recorded charges to fully reserve our inventories of this product and we have written off our investment in IMD.

     The following table lists our contractual obligations for the next 5 years (in thousands):

	Payments Due by Period

Contractual		2003	2004-2006	2007-2008	2009+
Obligations (2)
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Long-Term Debt (1)	$109,816	$1,274	$34,540	$—	$74,002

Operating Leases	12,982	3,296	7,147	2,539	—
Total Contractual Cash Obligations	$122,798	$4,570	$41,687	$2,539	$74,002

(1)	Represents scheduled principal payments for 2003 through 2005 under the term loan portion of our bank credit facility and the senior subordinated note repayment, net of unamortized discount, after 2009. The scheduled payments have not been adjusted to reflect the approximately $20.0 million prepayment made on March 28, 2003 to reduce the outstanding term loans under our bank credit facility.

(2)	Does not reflect any future payments to IMD which are contingent on FDA approval of the OrthoPulse product.

     As part of our strategy, we may pursue acquisitions, investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. In addition, we may not be able to consummate any such transactions due to the operating and financial restrictions and covenants in our bank credit facility and the indenture governing our Senior Subordinated Notes.

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

     As of December 31, 2002, we had available a total of approximately $32.1 million in cash and cash equivalents and $25.0 million available under the revolving bank credit facility. For 2003, we expect to spend total cash of approximately $39.6 million for the following requirements:

•	approximately $10.9 million scheduled principal and interest payments on our bank credit facility and the Senior Subordinated Notes;

•	approximately $20.0 million prepayment made on the March 28, 2003 to reduce the outstanding term loans under our bank credit facility; and

•	up to $8.7 million for capital expenditures.

     In addition, we expect to make other general corporate payments in 2003.

Recent Accounting Pronouncements

     For information on the recent accounting pronouncements impacting our business, see Note 1 to the Notes to the consolidated financial statements included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving bank credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of December 31, 2002, we had $75.0 million principal amount of fixed rate debt represented by our Senior Subordinated Notes and $35.8 million of variable rate debt represented by borrowings under the bank credit facility (at an interest rate of 4.19% at December 31, 2002). Based on our current balance outstanding under the bank credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.4 million on an annual basis. At December 31, 2002, up to $25.0 million of variable rate borrowings were available under the revolving bank credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes.

     Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. International sales in 2002 were favorably impacted by foreign currency exchange fluctuations with the weakening of the U.S. dollar against the Euro. In 2001, the volume and product mix of international sales was indirectly adversely impacted by foreign currency exchange fluctuations as the strengthening of the U.S. dollar against the Euro effectively increased the cost of our products to our European third party distributors. As we begin to further directly distribute our products in other selected foreign countries, we expect that future sales of our products in these markets will be denominated in the applicable foreign currencies which would cause currency fluctuations to more directly impact our operating results. We may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

Item 8. Financial Statements and Supplementary Data

     The following documents are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
dj Orthopedics, Inc.

     We have audited the accompanying consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

San Diego, California
January 31, 2003

dj Orthopedics, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$32,085	$25,814
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $10,045 and $8,741 at December 31, 2002 and 2001, respectively	33,705	45,176
Inventories, net	14,583	25,139
Deferred tax asset, current portion	10,247	6,350
Other current assets	4,970	4,285

Total current assets	95,590	106,764
Property, plant and equipment, net	14,082	15,343
Goodwill, net	55,120	55,498
Intangible assets, net	13,335	15,090
Debt issuance costs, net	3,787	4,501
Deferred tax asset	55,484	49,686
Other assets	326	1,040

Total assets	$237,724	$247,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,490	$9,825
Accrued compensation	4,952	2,090
Accrued commissions	1,634	1,218
Long-term debt, current portion	1,274	1,274
Accrued performance improvement and restructuring costs	5,894	—
Other accrued liabilities	6,025	8,461

Total current liabilities	28,269	22,868
12 5/8% Senior Subordinated Notes, net of unamortized discount	74,002	73,848
Long-term debt, less current portion	34,540	35,812
Minority interest	—	154
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,872,956 shares and 17,855,566 shares issued and outstanding at December 31, 2002 and 2001, respectively	179	179
Additional paid-in capital	65,478	65,642
Notes receivable from stockholders and officers for stock purchases	(2,197)	(2,082)
Accumulated other comprehensive income (loss)	1,037	(110)
Retained earnings	36,416	51,611

Total stockholders’ equity	100,913	115,240

Total liabilities and stockholders’ equity	$237,724	$247,922

See accompanying Notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Net revenues	$182,636	$169,170	$143,586
Costs of goods sold	95,878	83,079	69,129

Gross profit	86,758	86,091	74,457
Operating expenses:
Sales and marketing	56,216	36,175	29,201
General and administrative	26,414	25,042	19,829
Research and development	2,922	2,285	2,898
Impairment of long-lived assets	3,666	—	—
Performance improvement, restructuring and other costs	10,008	—	400

Total operating expenses	99,226	63,502	52,328

Income (loss) from operations	(12,468)	22,589	22,129
Other income (expense):
Interest expense	(12,477)	(17,796)	(16,958)
Interest income	590	408	437
Prepayment premium and other costs on Senior Subordinated Note redemption	—	(4,669)	—
Discontinued acquisition costs	(201)	—	(449)

Other income (expense), net	(12,088)	(22,057)	(16,970)

Income (loss) before income taxes	(24,556)	532	5,159
Benefit for income taxes:
Benefit for income taxes	9,361	1,789	—
Deferred tax benefit	—	54,169	—

Total benefit for income taxes	9,361	55,958	—

Net income (loss)	(15,195)	56,490	5,159
Less: Preferred unit dividends and accretion of preferred unit fees	—	(5,667)	(5,415)

Net income (loss) available to common stockholders	$(15,195)	$50,823	$(256)

Net income (loss) per share available to common stockholders:
Basic	$(0.85)	$4.80	N/A

Diluted	$(0.85)	$4.68	N/A

Weighted average shares outstanding used to calculate per share information:
Basic	17,873	10,593	N/A

Diluted	17,873	10,858	N/A

For the required information related to the pro forma impact of income taxes on 2001 and 2000 results, see Note 1.

See accompanying Notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(In thousands, except unit/share and per unit/share data)

	Common Units		Common Stock
					Additional
	Units	Amount	Shares	Amount	Paid-in Capital

Balance at December 31, 1999	718,000	$66,521	—	$—	$—
Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable	75,890	8,272	—	—	—
Notes receivable issued to management stockholders for purchase of common units	—	—	—	—	—
Transfer of interest receivable to notes receivable from management	—	—	—	—	—
Transaction fees in connection with the Recapitalization	—	(39)	—	—	—
Stock options granted for services	—	—	—	—	—
Tax distributions to preferred unit holders	—	—	—	—	—
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—
Net income (excluding $274 allocated to preferred unit holders)	—	—	—	—	—

Balance at December 31, 2000	793,890	74,754	—	—	—

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234	91,743	9,763	—	—	—
Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization	(885,633)	(84,517)	10,055,566	101	84,416
Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793	—	—	7,800,000	78	118,729
Reclassification of accumulated deficit to additional paid-in capital at Reorganization date	—	—	—	—	(137,503)
Transfer of interest receivable to notes receivable from management	—	—	—	—	—
Stock options granted for services	—	—	—	—	—
Tax distributions to preferred unit holders	—	—	—	—	—
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Net income	—	—	—	—	—

Balance at December 31, 2001	—	—	17,855,566	179	65,642

Transfer of interest receivable to notes receivable from management	—	—	—	—	—
Stock options granted for services	—	—	—	—	32
Unearned compensation expense	—	—	—	—	—
Additional costs related to initial public offering	—	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	17,390	—	121
Foreign currency translation adjustment	—	—	—	—	—
Net loss	—	—	—	—	—

Balance at December 31, 2002	—	$—	17,872,956	$179	$65,478

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes
	Receivable			Total
	from Stockholders	Accumulated Other		Stockholders’	Comprehensive
	and Officers for	Comprehensive	Retained	Equity/Members’	Income
	Stock Purchases	income (Loss)	Earnings	(Deficit)	(Loss)

Balance at December 31, 1999	$(1,400)	$—	$(135,550)	$(70,429)
Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable	(174)	—	—	8,098
Notes receivable issued to management for purchase of common units	(124)	—	—	(124)
Transfer of interest receivable to notes receivable from management	(74)	—	—	(74)
Transaction fees in connection with the Recapitalization	—	—	—	(39)
Stock options granted for services	—	—	36	36
Tax distributions to preferred unit holders	—	—	(563)	(563)
Preferred unit dividends and accretion of preferred unit fees	—	—	(5,415)	(5,415)
Net income (excluding $274 allocated to preferred unit holders)	—	—	4,885	4,885	$4,885

Balance at December 31, 2000	(1,772)	—	(136,607)	(63,625)	4,885

Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234	(211)	—	—	9,552
Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization	—	—	—	—
Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793	—	—	—	118,807
Reclassification of accumulated deficit to additional paid-in capital at Reorganization date	—	—	137,503	—
Transfer of interest receivables to notes receivable from management	(99)	—	—	(99)
Stock options granted for services	—	—	92	92
Tax distributions to preferred unit holders	—	—	(200)	(200)
Preferred unit dividends and accretion of preferred unit fees	—	—	(5,667)	(5,667)
Foreign currency translation adjustment	—	$(110)		(110)	(110)
Net income	—	—	56,490	56,490	56,490

Balance at December 31, 2001	(2,082)	(110)	51,611	115,240	56,380

Transfer of interest receivable to notes receivable from management	(115)	—		(115)
Stock options granted for services	—	—	—	32
Unearned compensation expense	—	14		14	14
Additional costs related to initial public offering	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	—	121
Foreign currency translation adjustment	—	1,133		1,133	1,133
Net loss	—	—	(15,195)	(15,195)	(15,195)

Balance at December 31, 2002	$(2,197)	$1,037	$36,416	$100,913	$(14,048)

See accompanying Notes.

dj Orthopedics, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net income (loss)	$(15,195)	$56,490	$5,159
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for contractual allowances and doubtful accounts	22,269	10,701	6,285
Provision for excess and obsolete inventories	6,124	604	583
Impairment of long-lived assets	3,666	—	—
Performance improvement and restructuring costs	10,008	—	—
Depreciation and amortization	7,283	9,444	6,365
Amortization of debt issuance costs and discount on Senior Subordinated Notes	935	2,636	1,082
Other	46	246	704
Changes in operating assets and liabilities:
Accounts receivable	(10,409)	(21,379)	(19,377)
Inventories	8,248	(7,233)	(3,159)
Other current assets	(3,571)	(1,114)	(2,427)
Accounts payable	(1,659)	843	2,571
Accrued compensation	2,829	(847)	494
Accrued commissions	416	(226)	490
Deferred income taxes	(9,695)	(56,036)	—
Accrued performance improvement and restructuring costs	(3,961)	—	—
Other accrued liabilities	(2,495)	1,805	2,459

Net cash provided by (used in) operating activities	14,839	(4,066)	1,229

Investing activities
Purchases of property, plant and equipment	(4,131)	(5,964)	(6,522)
Proceeds from sale of property, plant and equipment	288	—	126
Purchase of intangible assets	(2,590)	(1,140)	(1,200)
Orthotech acquisition	—	—	(49,019)
Change in other assets, net	(916)	(1,005)	(400)

Net cash used in investing activities	(7,349)	(8,109)	(57,015)

Financing activities
Repayment of Senior Subordinated Notes	—	(25,000)	—
Proceeds from long-term debt	—	—	44,600
Repayment of long-term debt	(1,272)	(21,876)	(888)
Distributions to preferred unit holders	—	(200)	(563)
Debt issuance costs	—	—	(551)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	121	—	—
Net proceeds from (costs of) issuance of common stock and common units	(317)	128,359	8,059
Repurchase of preferred units in connection with Reorganization	—	(47,290)	—
Net proceeds from issuance of preferred units	—	—	3,432
Note receivable issued for purchase of common units	—	—	(124)

Net cash (used in) provided by financing activities	(1,468)	33,993	53,965

Effect of exchange rate changes on cash and cash equivalents	249	(110)	—

Net increase (decrease) in cash and cash equivalents	6,271	21,708	(1,821)
Cash and cash equivalents at beginning of year	25,814	4,106	5,927

Cash and cash equivalents at end of year	$32,085	$25,814	$4,106

Supplemental disclosure of cash flow information:
Interest paid	$11,308	$16,974	$15,716

Income taxes paid	$760	$—	$—

Supplemental disclosure of non-cash transactions:
Dividends and accretion of preferred unit fee related to redeemable preferred units	$—	$5,667	$5,415

Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$115	$310	$248

See accompanying Notes.

dj Orthopedics, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.	Organization and Summary of Significant Accounting Policies

     dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary dj Orthopedics, LLC (dj Ortho) and dj Ortho’s subsidiaries (collectively, the Company) is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market. The Company is the successor to DonJoy, L.L.C. (DonJoy) which, prior to June 30, 1999, was wholly owned by Smith & Nephew, Inc. (Smith & Nephew). On June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC (JPMDJ Partners), obtained a controlling interest in DonJoy. Concurrently with the completion of dj Orthopedics, Inc.’s initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization.” As a result of the foregoing transactions, dj Ortho became a wholly owned subsidiary of dj Orthopedics, Inc.

     dj Orthopedics and dj Orthopedics Development Corporation (dj Development) guarantee dj Ortho’s bank borrowings and the Senior Subordinated Notes (the Notes). DJ Orthopedics Capital Corporation (DJ Capital) was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. No separate financial information for DJ Capital has been provided herein because management believes such information would not be material as DJ Capital does not hold any assets or other properties or conduct any business. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and our non-guarantor subsidiaries in the aggregate have been provided within Note 12.

2001 Reorganization and Initial Public Offering

     In the Reorganization, holders of the common and preferred units of DonJoy received shares of dj Orthopedics, Inc.’s common stock on the basis of 10.812 shares of common stock for each outstanding unit and, in the case of a preferred unit, an amount in cash equal to approximately $1,082, representing the liquidation preference of the preferred unit, plus accrued and unpaid distributions thereon but excluding the date that the Reorganization was effective. A total of 10,055,566 shares of common stock were issued in the merger. Prior to the Reorganization, the operating results of DonJoy were allocated to the members. At the time of the Reorganization, members’ equity was reclassified into common stock and additional paid-in capital. Deferred income taxes of $54.2 million represent the deferred income taxes related to the difference in the book and tax basis of the assets of DonJoy at November 20, 2001 and which were recorded at the time of the Reorganization. Immediately following the Reorganization, dj Orthopedics, Inc. sold 7,800,000 shares of common stock in an initial public offering at $17.00 per share.

     All references to per unit amounts in the Notes to the consolidated financial statements regarding per share and stock option information have been restated to their equivalent shares based on the conversion of the common and preferred units of DonJoy into shares of dj Orthopedics, Inc.’s common stock at the Reorganization.

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (DJ Capital), the accounts of dj Ortho’s wholly owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, the accounts of dj Ortho’s wholly owned subsidiaries in Canada, Germany and the United Kingdom, and the accounts of dj Ortho’s majority owned subsidiary in Australia (formed in March 2001 and divested in December 2002). All intercompany accounts and transactions have been eliminated in consolidation.

     Effective January 1, 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through its two new wholly owned subsidiaries, dj Orthopedics Deutschland GmbH (dj Germany) and dj Orthopaedics UK Ltd (dj UK). dj Germany and dj UK replaced third party distributors in those countries. Effective May 7, 2002, the Company commenced direct distribution of its products in Canada through its wholly owned subsidiary, dj Ortho, Canada Inc. (dj Canada), replacing the Smith & Nephew sales organization which previously distributed the Company’s products in Canada.

     Effective December 31, 2002, the Company has divested its interest in its majority owned subsidiary in Australia (dj Australia), with no material gain or loss. The minority owner of the subsidiary has assumed full ownership in the subsidiary, which will continue to sell the Company’s products as an independent distributor. Minority interest at December 31, 2001 represented the minority stockholders’ proportionate share of the net assets of dj Australia at that time.

Use of Estimates in the Preparation of Financial Statements

     The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash Equivalents

     Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

Fair Value of Financial Instruments

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used in estimating the fair value disclosures:

•	Cash and Cash Equivalents and Accounts Receivable. The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for contractual allowances and doubtful accounts which, in the opinion of management, are adequate to state accounts receivable at their fair value.

Discounts and Allowances

     Accounts receivable in the accompanying consolidated balance sheets are presented net of reserves for estimated payment discounts, contractual allowances related to third party payers, and allowances for doubtful accounts.

Long-Lived Assets

     Property, plant and equipment and intangible assets are recorded at cost. The Company provides for depreciation of property, plant and equipment (3 to 7 years) and amortization of intangible assets (3 to 20 years) using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used. The Company adopted SFAS No. 144 effective January 1, 2002.

Computer Software Costs

     The Company applies the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, incurred during the application development stage and then amortize the costs over the estimated useful life of the software. During 2001 and 2000, the Company capitalized $1.2 million and $3.9 million, respectively, related to the acquisition and implementation of its enterprise resource planning system. The Company is amortizing these costs over seven years.

Debt Issuance Costs

     The Company capitalized debt issuance costs of $6.6 million associated with the issuance of its Senior Subordinated Notes and the commencement of its bank credit facility. These costs are reflected on the accompanying consolidated balance sheets net of accumulated amortization of $2.8 million and $2.1 million as of December 31, 2002 and 2001, respectively. The Company is amortizing these costs over the life of the related debt instruments, ranging from six to ten years and classifies the amortization expense with interest expense in the accompanying consolidated statements of operations. In December 2001, the Company recorded a charge to interest expense of $1.1 million to write-off unamortized debt issuance costs in connection with the redemption of a portion of the Senior Subordinated Notes.

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

     The Company recognizes revenue pursuant to Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from third party insurance payers are recorded net of estimated contractual allowances which are accrued as a percent of revenues based on actual historical experience. Revenues are also reduced by allowances for estimated returns and rebates related to sales transacted through distribution agreements that provide the distributors with a right to return excess and obsolete inventory. Estimated returns based on historical actual returns are accrued in accordance with the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists in the period sales are recognized. Some products have a limited warranty and estimated warranty costs are accrued based on historical experience in the period sales are recognized. In addition, rebates are accrued at the time of sale based upon agreed upon terms with customers. The Company implemented Emerging Issues Task Force (EITF) Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, in 2000 and includes amounts billed to customers for freight in revenue.

Foreign Currency Translation

     The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations and are not material.

Concentration of Credit Risk

     dj Ortho sells the majority of its products in the United States to orthopedic professionals, large distributors, specialty dealers and buying groups. Excluding freight revenue, international sales comprised 13%, 11% and 13% of the Company’s net revenues for the years ended December 31, 2002, 2001 and 2000, respectively, and are sold through wholly-owned subsidiaries and independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated bad debts. In addition, approximately 34% of the Company’s net receivables at December 31, 2002 are from third party payers (see Note 3). Management reviews and revises its estimates for credit losses from time to time and such credit losses have been within management’s estimates.

     During the three years ended December 31, 2002, the Company had no individual customer or distributor which accounted for 10% or more of total annual revenues.

Per Share Information

     Earnings per share are computed in accordance with Financial Accounting Standards Board SFAS No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. Shares used for the calculations of basic and diluted shares were the same for the year ended December 31, 2002 since all weighted average common share equivalents were antidilutive due to the net loss position of the Company. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. For the year ended December 31, 2001, the shares used to calculate basic and diluted share information consist of the following (in thousands):

Shares used in basic net income per share – weighted average common shares outstanding	10,593
Net effect of dilutive common share equivalents based on treasury stock method	265

Shares used in computations of diluted net income per share	10,858

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has currently elected to not record compensation expense in accordance with the provisions of SFAS No. 123. Therefore, the Company’s adoption of the disclosure provisions of SFAS No. 148 is not expected to have a significant effect on the Company’s financial position or results of operations.

     As permitted under SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the stock over the exercise price on the date of grant, but does not require the recognition of compensation expense for stock options issued under plans defined as non-compensatory. The Company has not recognized any material expense related to its employee stock options. Adoption of SFAS No. 148 for options issued to employees would require recognition of employee compensation expense based on the computed “fair value” of the options on the date of grant. In accordance with SFAS No. 148 and EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

     Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 2002, 2001 and 2000: a risk-free interest rate of 2.92%, 5.5% and 6.25%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 90.9%, 70.0% and 70.0%, respectively, and a weighted average life of an option of four years.

     Option valuation models require the input of highly subjective assumptions. Because the Company’s employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows for the years ended December 31 (in thousands, except per share amounts):

	2002	2001	2000

Net income (loss) available to common stockholders, as reported	$(15,195)	$50,823	$(256)
Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all options, net of related tax effects	(654)	(1,699)	(1,180)

Pro forma net income (loss) available to common stockholders	$(15,849)	$49,124	$(1,436)

Basic net income (loss) per share available to common stockholders:
As reported	$(0.85)	$4.80	N/A

Pro forma	$(0.89)	$4.64	N/A

Diluted net income (loss) per share available to common stockholders:
As reported	$(0.85)	$4.68	N/A

Pro forma	$(0.89)	$4.52	N/A

     The pro forma effect on net income shown above is not necessarily indicative of potential pro forma effects on results for future years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $3.20, $7.02 and $5.68 per share, respectively.

Pro Forma Income Taxes and Pro Forma Per Share Information

     Pro forma income tax expense represents estimated tax expense based on the Company’s operating results for the years ended December 31, 2001 and 2000 as if the Company were a corporation from the beginning of the respective years, using an estimated combined worldwide effective tax rate of 40.0%. The pro forma basic and diluted per share information shown below is computed based on the weighted average number of shares of common stock outstanding for each year. For comparative purposes, the 7,800,000 shares of common stock issued as part of the Company’s initial public offering have been included in the weighted averaged number of shares outstanding for the years ended December 31, 2001 and 2000, as if the shares were outstanding for the entire period. The computation of pro forma diluted per share information for the year ended December 31, 2001 includes the dilutive effect of common stock equivalents for outstanding common stock options using the treasury stock method. Basic and diluted shares used in the calculation of pro forma earnings per share for the year ended December 31, 2000 were the same since all weighted average common share equivalents were antidilutive for that year due to the net loss position of the Company. The following table presents the pro forma income taxes and pro forma per share information for the Company and reconciles the denominators used in computing basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2001	2000

Income before income taxes	$532	$5,159
Pro forma provision for income taxes:
Historical benefit for income taxes	1,789	—
Historical deferred tax benefit	54,169	—
Pro forma adjustment	(2,001)	(2,064)

Total pro forma benefit (provision) for income taxes	53,957	(2,064)

Pro forma net income	54,489	3,095
Less: Preferred unit dividends and accretion of preferred unit fees	(5,667)	(5,415)

Pro forma net income (loss) available to common stockholders/members	$48,822	$(2,320)

Pro forma net income (loss) per share available to common stockholders:
Basic	$2.80	$(0.14)

Diluted	$2.76	$(0.14)

Shares used in pro forma basic net income (loss) per share and pro forma income (loss) per share — weighted average common shares outstanding	17,410	16,431
Net effect of dilutive common share equivalents based on treasury stock method	265	—

Shares used in pro forma diluted net income (loss) per share — weighted average	17,675	16,431

Income Taxes

     In connection with the Reorganization, the Company became a corporation and is subject to U.S., state, and foreign income taxes on its earnings after November 20, 2001. The Company’s estimated worldwide effective tax rate was 40% for the period from November 20 to December 31, 2001. Based on its net loss, the Company’s estimated effective worldwide tax benefit effective rate is 38% for 2002. The comparable tax benefit is reduced primarily due to the disallowance by certain states of net operating loss carryforwards. As of December 31, 2002, the Company had recorded approximately $65.7 million of net deferred tax assets related primarily to tax deductible goodwill not recognized for book purposes and net losses reported during 2002. Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate approximately $170.0 million of future taxable income over the next 10 years. Management believes that it is more likely than not that the net deferred tax assets will be realized based on forecasted taxable income.

Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustments, and unrealized gains and losses on investments, are reported, net of related tax, to arrive at comprehensive income (loss).

Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS Nos. 141 and 142, Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. In addition, SFAS No. 142 requires the completion of a transitional impairment test within six months of adoption, with any impairment treated as a cumulative effect of a change in accounting principle as of the date of adoption. The Company completed the transitional impairment test during the second quarter of 2002 and the annual impairment test in the fourth quarter of 2002 and determined that no impairment existed as of the date of adoption. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS No. 141 have been reclassified to goodwill. On an ongoing basis, absent any indicators of impairment, the Company expects to perform an annual impairment evaluation during the fourth quarter.

     The following table presents the impact of SFAS No. 142 on net income (loss) had the standard been in effect for the years ended December 31 (in thousands):

	2001	2000

Reported net income	$56,490	$5,159
Adjustments:
Amortization of goodwill and intangibles	3,537	2,481
Income tax effect	(357)	—

Net adjustments	3,180	2,481

Adjusted net income	$59,670	$7,640

Reported diluted net income per share available to common stockholders	$4.68	N/A
Amortization of goodwill and intangibles, net of taxes	$0.29	N/A

Adjusted diluted net income per share available to common stockholders	$4.97	N/A

     Comparative per share information for 2000 is not presented in the table above because it is not meaningful.

     Components of intangible assets acquired in prior purchase business combinations and acquired as individual assets are as follows (in thousands):

		December 31, 2002		December 31, 2001

	Useful	Gross Carrying	Net Carrying	Gross Carrying	Net Carrying
	Life	Amount	Amount	Amount	Amount

	(years)
Intangible assets subject to amortization:
Patented technology	5-20	$13,987	$2,986	$13,651	$3,094
Customer base	15-20	12,200	7,843	12,200	8,459
Licensing agreements	5	2,000	533	4,215	2,751
Other	3-20	3,404	1,973	1,250	786

		$31,591	$13,335	$31,316	$15,090

Intangible assets not subject to amortization:
Goodwill	N/A	$69,067	$55,120	$69,153	$55,260
Other	N/A	—	—	337	238

		$69,067	$55,120	$69,490	$55,498

     The amortization expense on intangible assets was $2.8 million, $5.9 million and $4.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future amortization expense of intangible assets is estimated to be $13.3 million, as follows: 2003 - $2.8 million, 2004 - $2.1 million, 2005 - $1.5 million, 2006 - $1.0 million, 2007 - $0.7 million, and thereafter - $5.2 million.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The FASB issued SFAS No. 144 to establish a single accounting model, based on the framework established in SFAS No. 121. SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 as of the beginning of 2002 (see Note 3).

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the three FASB Statements, this Statement amended SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amended other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The Company adopted SFAS No. 145 in 2002. The adoption of SFAS No. 145 on the Company’s financial statements resulted in the reclassification of $4.7 million previously reported as an extraordinary item to interest expense in the 2001 statement of operations and $1.8 million of tax benefit previously reported as an extraordinary item to income tax benefit in the 2001 statement of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS No. 146 and Issue 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recorded as a liability when incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company elected not to early apply SFAS No. 146 in connection with its performance improvement program commenced in 2002 (see Note 3). The Company has recorded its performance improvement and restructuring costs in accordance with Issue 94-3. If the Company had elected early adoption of SFAS No. 146, $1.9 million of lease termination and other exit costs recorded in 2002 would have been deferred until the leased facilities were actually vacated. The Company does not expect the adoption of SFAS No. 146 in 2003 to have a material impact on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which is effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has currently elected to not record compensation expense in accordance with the provisions of SFAS No. 123. Therefore, the Company’s adoption of the disclosure provisions of SFAS No. 148 is not expected to have a significant effect on the Company’s financial position or results of operations.

Reclassifications

     Effective December 31, 2002, the Company has reclassified certain amounts within its consolidated statements of operations, including expenses related to the shipping and handling of the Company’s products to customers, which have been reclassified from sales and marketing expense to costs of goods sold. The Company implemented Emerging Issues Task Force (EITF) Issue 00-10 (EITF 00-10), Accounting for Shipping and Handling Fees and Costs, in the fourth quarter of 2000. EITF 00-10 permits shipping and handling costs to be recorded as costs of goods sold or as sales expense within operating expenses. The Company historically included shipping and handling costs in sales and marketing expenses. In the fourth quarter of 2002 the Company changed its classification of these costs to include them within costs of goods sold. Accordingly, the Company reclassified $7.7 million, $7.9 million and $7.2 million for 2002, 2001 and 2000, respectively, of shipping and handling costs from sales and marketing expenses to costs of goods sold. In addition certain common facilities and information technology expenses have been reclassified from general and administrative expenses, to costs of goods sold ($2.0 million, $2.0 million and $1.1 million in 2002, 2001 and 2000, respectively) and to sales and marketing expense ($0.6 million, $0.7 million and $0.4 million in 2002, 2001 and 2000, respectively) and research and development expense ($0.1 million in 2002, 2001 and 2000). The Company has also made certain other less material reclassifications. All statement of operations information included herein for the year ended December 31, 2002 has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

2.	Financial Statement Information

Inventories

     Inventories consist of the following at December 31 (in thousands):

	2002	2001

Raw materials	$5,774	$12,852
Work-in-progress	1,090	1,049
Finished goods	12,283	14,238

	19,147	28,139
Less reserves, primarily for excess and obsolete inventories	(4,564)	(3,000)

	$14,583	$25,139

     As of December 31, 2001, the inventory reserves included $1.0 million relating to inventory acquired in the Orthotech Acquisition. Inventory reserves of $5.1 million were originally recorded upon closing of the Orthotech acquisition of which $1.0 million remained as of December 31, 2001 and was utilized in full for inventory write-offs during the year ended December 31, 2002.

Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31 (in thousands):

	2002	2001

Buildings and leasehold improvements	$4,265	$4,232
Furniture, fixtures and equipment	32,773	30,315

	37,038	34,547
Less accumulated depreciation and amortization	(22,956)	(19,204)

	$14,082	$15,343

Other Accrued Liabilities

     Other accrued liabilities consists of the following at December 31, (in thousands):

	2002	2001

Accrued freight expenses	$565	265
Accrued product costs	1,719	1,569
Accrued professional fees	716	392
Accrued Reorganization costs	—	1,132
Accrued taxes	320	183
Accrued credit memos	913	1,984
Other accruals	1,792	2,936

	$6,025	$8,461

3.	Performance Improvement, Restructuring and Other Charges

Performance Improvement Program

     In August 2002, the Company commenced a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. The Company retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with its performance improvement program.

     With the objective of reducing costs by streamlining the Company’s organization structure, the Company began its performance improvement program with the elimination of several senior management positions. In September 2002, the Company also commenced the move of the manufacturing of all its remaining soft goods and certain non-custom rigid braces manufactured in the United States to its manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 United States positions. A comparable number of positions were added in Mexico. The manufacturing move is expected to result in reduced manufacturing costs. Other focuses of the performance improvement program include reducing operating expenses; improving the profitability of revenue from its OfficeCare® and Insurance channels; reducing working capital and improving its business processes and information systems. The Company has also refocused its resources on its core rehabilitation business and has discontinued the marketing of its Alaron Surgical™ products and its knee replacement product. Although the performance improvement program was substantially completed by the end of 2002, no assurance can be given that it will be successful in achieving the desired goals.

     The results for 2002 include charges totaling $10.0 million ($6.4 million net of tax) related to the Company’s performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated by the Company in the United States.

     The severance pay relates to the elimination of the United States manufacturing positions, certain senior management positions and certain positions within the Company’s sales and general and administrative departments. In connection with the manufacturing move, a portion of the Company’s United States manufacturing facilities has been vacated. The Company has estimated the net rent that will be paid for the vacated facilities, in excess of estimated sublease income. In accordance with Emerging Issues Task Force Issue 94-3 and Staff Accounting Bulletin No. 100, the employee severance costs and the net lease expense related to the vacated facilities have been deemed to be performance improvement and restructuring costs, and were accrued in 2002.

     Other performance improvement costs recognized in 2002 consist primarily of consulting expenses and moving costs, which have been expensed as incurred. The Company’s agreement with AlixPartners, LLC provided for hourly fees for services rendered during the implementation phase of the performance improvement program, as well as certain success and bonus fees based upon the attainment of agreed upon qualitative and quantitative milestones established for the program.

Contractual Allowances and Doubtful Accounts

     During the second quarter of 2002, the Company enhanced the ability of its systems to obtain and analyze the information processed by its third party billing companies. Historically, the Company relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. The Company’s increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of historical third party billing problems, the Company had experienced an increase in write-offs and bad debts for accounts receivable from its OfficeCare and Insurance programs. In addition, in December 2002 the Company initiated the transition to a new third party insurance billing service provider and continues to resolve issues related to its previous service providers and accounts receivable aged over one year. Accordingly, the Company changed its accounting estimates and increased its related reserves by an aggregate of $6.7 million ($4.3 million net of tax) for the year ended December 31, 2002, which is included in sales and marketing expenses in the accompanying consolidated statements of operations for 2002. Based on information currently available, the Company believes it has provided adequate reserves for its third party payer accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of its estimates, the recoverability of the net accounts receivable could be reduced by a material amount. In addition, if the transition to the Company’s new third party insurance billing service provider is not successful, the Company may be required to increase its estimates.

Excess and Obsolete Inventories

     In connection with its performance improvement program, the Company has refocused its resources on its core business within the rehabilitation segment of the orthopedic sports medicine market. As a result, the Company has ceased active commercialization of its surgical product lines and has discontinued marketing its knee replacement product. In 2002, the Company recorded provisions for inventories related to discontinued surgical and knee replacement product lines in the aggregate amount of $2.8 million ($1.8 million net of tax, with an effect of $0.16 on diluted loss per share).

     Additionally, the Company provided incremental provisions for estimated excess inventories in the amount of $2.3 million ($1.5 million net of tax) in 2002. The increase in the Company’s accounting estimate for these reserves was primarily related to inventories on hand for certain new product areas which had not achieved anticipated market share, including the Company’s OrthoPulse™ bone growth stimulator product. The manufacturer of OrthoPulse, I.M.D., b.v. (IMD), has experienced continuing delays in obtaining FDA approval for the bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse™ was placed on an integrity hold due to concerns that the clinical data submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. The auditor’s report was submitted on September 30, 2002, and IMD is engaged in ongoing communications with the FDA to address this matter. Without approval by the FDA, marketing of this product in the United States cannot proceed. In 2001, the Company purchased a beginning inventory of this product from IMD. The Company cannot distribute such inventory in the United States until FDA approval is obtained, and although the Company can distribute such inventory in certain other countries which do not require FDA approval, the markets in these countries are smaller than in the U.S. At this point, the Company does not have an estimate of when or whether final FDA approval will occur, and the Company has, as a result of this continuing uncertainty, recorded charges aggregating $1.8 million in 2002 to fully reserve its inventories of this product.

Impairment of Long-Lived Assets

     As a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated, the Company’s cash flows from such new products or assets have been lower than originally estimated. In accordance with SFAS No. 144, the Company recognized charges of $3.7 million related to impairment of certain long-lived assets during 2002. These long-lived assets primarily include intangible assets associated with the Company’s DonJoy Vista™ Rehabilitation System product line, estimated impairment related to an investment in an internet marketing company, which was sold during 2002, an investment in the manufacturer of OrthoPulse™, goodwill related to the acquisition of Alaron, and fixed assets abandoned in connection with the Company’s manufacturing move to Mexico.

     Total performance improvement, restructuring and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2002, are as follows (in thousands):

			Non-cash	Accrual at
	Total costs	Cash payments	charges	December 31, 2002

Cost of goods sold:
Reserves for inventories	$5,082	$—	$(5,082)	$—
Sales and marketing expenses:
Increase in estimated contractual allowances and bad debts for OfficeCare® and Insurance channels	6,747	—	(6,747)	—
Impairment of long-lived assets	3,666	—	(3,666)	—
Performance improvement and restructuring costs:
Employee severance costs	3,936	(2,106)	—	1,830
Consulting fees	3,460	(1,439)	—	2,021
Lease termination and other exit costs	1,926	—	—	1,926
Other	686	(416)	(153)	117

Subtotal	10,008	(3,961)	(153)	5,894

Total	$25,503	$(3,961)	$(15,648)	$5,894

     The Company does not expect to incur material additional costs in connection with the performance improvement program.

4.	Acquisitions

Alaron Acquisition

     On June 1, 2001, the Company acquired Alaron Technologies, L.L.C. (Alaron) under an asset purchase agreement. Alaron provided product development, manufacturing and supply chain management services related to medical and surgical devices. The asset purchase agreement provided for the purchase of certain assets, primarily equipment and technology, and the assumption of certain liabilities of Alaron, for a cash purchase price of $0.5 million. The acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities based on their estimated fair values. In connection with the performance improvement program, the Company has ceased active marketing of its Alaron Surgical™ products and has written off all tangible and intangible assets related to Alaron.

Orthotech Acquisition

     In July 2000, the Company completed the purchase of certain assets and assumed certain liabilities of the bracing and soft goods business of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson & Johnson (Orthotech). Orthotech developed, manufactured, and marketed an array of orthopedic products for the sports medicine market, including braces, soft goods and specialty products which were similar to the products offered by the Company.

     The asset purchase agreement provided for the purchase of certain assets of Orthotech, comprising the Orthotech business, for a purchase price of $46.4 million in cash and related costs of $3.0 million, including debt issuance costs of $0.4 million (Orthotech Acquisition). The Company purchased primarily inventory, equipment, certain intellectual property and other intangible assets. The Company was not required to assume any liabilities existing prior to the closing date. The sources of funds for the Orthotech Acquisition consisted of:

•	The sale of common units to J.P. Morgan DJ Partners, LLC (JPMDJ Partners) and certain members of management for an aggregate of $8.3 million, of which $0.2 million was received in management notes receivable;

•	The sale of Redeemable Preferred Units to existing holders of the Redeemable Preferred Units for net proceeds of $3.4 million (excluding preferred unit expense of $0.2 million);

•	Proceeds from bank borrowing of approximately $36.6 million; and

•	$1.3 million from available cash.

     The Orthotech Acquisition was accounted for using the purchase method of accounting whereby the purchase price was allocated to the acquired tangible and intangible assets based on their estimated fair values at the date of acquisition as determined by the Company, in accordance with Accounting Principles Board Opinion No. 16, as follows (in thousands):

Inventories	$2,538
Equipment and furniture	1,295
Other assets held for sale	126
Intangible assets:
Goodwill	$36,623
Customer list	8,400
Assembled workforce	37

Total intangible assets	45,060

Total assets acquired	$49,019

     The accompanying consolidated statements of operations reflect the operating results of Orthotech since July 7, 2000, including $0.4 million in post-closing merger and integration costs. Assuming the purchase of Orthotech had occurred on January 1, 2000, the pro forma unaudited results of operations for the year ended December 31, 2000, would have reflected net revenues of $165,858 and net income of $5,386.

5.	Long Term Debt

     The Company’s long-term debt consists of the following at December 31 (in thousands):

	2002	2001

125/8% Senior Subordinated Notes due 2009, net of unamortized discount of $998 and $1,152 at December 31, 2002 and 2001, respectively	$74,002	$73,848

Bank term loans due in installments through 2005 bearing interest at 4.19% and 4.94% at December 31, 2002 and 2001, respectively	35,814	37,086
Less current portion	(1,274)	(1,274)

Long-term portion of bank term loans	$34,540	$35,812

125/8% Senior Subordinated Notes Due 2009

     On June 30, 1999, dj Ortho issued $100.0 million of 125/8% Senior Subordinated Notes due 2009 (the Notes) to various investors in connection with the financing of the Recapitalization. The Notes were issued at a discount of $2.0 million which is being amortized to interest expense over the life of the Notes and accreted to the Notes balance. The Notes are general unsecured obligations of dj Ortho, subordinated in right of payment to all existing and future senior indebtedness of dj Ortho, pari passu in right of payment to any senior subordinated indebtedness of dj Ortho and senior in right of payment to any subordinated indebtedness. Interest on the Notes is payable in cash semi-annually on each June 15 and December 15. The aggregate principal amount of the Notes matures on June 15, 2009.

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

     Guarantees; Co-Issuers. The Notes are guaranteed by dj Orthopedics, Inc. and dj Development and co-issued by dj Ortho and DJ Capital, but are not guaranteed by any of dj Ortho’s foreign subsidiaries.

     Optional Redemption. Before June 15, 2002, up to 35% of the aggregate principal amount of the Notes could be redeemed with the proceeds from sales of common equity at a redemption price of 112.625% of their principal amount, plus any accrued and unpaid interest. Pursuant to such provision, following its initial public offering in 2001, the Company redeemed $25 million principal amount of the Notes for an aggregate price, including the prepayment premium and accrued interest, of $28.3 million.

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

Bank Credit Facility

     In connection with the Recapitalization, dj Ortho entered into a bank credit facility with Wachovia Securities, JP Morgan Chase Bank and other lenders. Under the bank credit facility, as amended, dj Ortho may borrow up to $25.0 million under a revolving bank credit facility (the revolving bank credit facility) and is obligated under two term loans in an aggregate principal amount of $34.5 million (the term loans). The revolving bank credit facility permits dj Ortho to enter into revolving loans of up to $25.0 million, enter into swingline loans and obtain letters of credit from time to time. As of December 31, 2002, dj Ortho had no amounts outstanding under the revolving bank credit facility, but was contingently liable for letters of credit outstanding under the facility in an aggregate stated amount of $1.8 million, maturing through June 2004. Borrowings under the revolving bank credit facility and term loans bear interest at variable rates plus an applicable margin (4.19% and 4.94% as of December 31, 2002 and December 31, 2001, respectively). Borrowings of letters of credit under the revolving bank credit facility bear interest at variable rates plus a fronting fee of 0.25%.

     Repayment. The term loans will mature on June 30, 2005 and are subject to mandatory repayments and reductions as defined in the bank credit facility, as amended. Principal payments on the term loans through maturity are $1.3 million in 2003, $17.2 million in 2004 and $17.3 million in 2005.

     In addition, dj Ortho is required to make annual mandatory payments of the term loans under the bank credit facility, as amended, in an amount equal to 50% of excess cash flow (75% if our ratio of total debt to EBITDA exceeds 4 to 1). Excess cash flow represents the Company’s net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and repayment of indebtedness. dj Ortho had no excess cash flow in 2002, 2001 or 2000. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by dj Orthopedics, Inc., dj Ortho or any of its subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by dj Orthopedics, Inc., dj Ortho or any of its subsidiaries, in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of the Company’s interest in its Australian subsidiary on December 31, 2002. On March 28, 2003, the Company made a total prepayment of principal on the term loans totaling approximately $20.0 million including the required prepayment. No mandatory prepayments were required for 2001 or 2000.

     Security; Guarantees. The obligations of dj Ortho under the bank credit facility, as amended, are irrevocably guaranteed, jointly and severally, by dj Orthopedics, Inc., dj Development, DJ Capital and future U.S. subsidiaries. In addition, the bank credit facility, as amended, and the guarantees thereunder are secured by substantially all the assets of the Company.

     Covenants. The bank credit facility, as amended, contains a number of covenants that, among other things, restrict the ability of dj Ortho and its subsidiaries to (i) dispose of assets; (ii) incur additional indebtedness; (iii) incur or guarantee obligations; (iv) prepay subordinated indebtedness or amend other debt instruments; (v) pay dividends or make other distributions (except for certain tax distributions prior to the Reorganization); (vi) redeem or repurchase membership interests or capital stock, create liens on assets, make investments, loans or advances, make acquisitions; (vii) engage in mergers or consolidations; (viii) change the business conducted by dj Ortho and its subsidiaries; (ix) make capital expenditures; (x) or engage in certain transactions with affiliates and otherwise engage in certain activities. In addition, the bank credit facility, as amended, requires dj Ortho and its subsidiaries to maintain specified financial ratios, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The bank credit facility, as amended, also contains provisions that prohibit any modifications of the Notes in any manner adverse to the lenders under the bank credit facility, as amended, and that limit dj Ortho’s ability to refinance or otherwise prepay the Notes without the consent of such lenders. In October 2002 and February 2003, the Company completed amendments to its bank credit facility, as amended, which modified certain financial covenants contained in the bank credit facility for 2002 and 2003. The Company was in compliance with all covenants, as amended, as of December 31, 2002.

6.	Related Party Transactions

     In each of 2001 and 2000, dj Ortho paid affiliates of JPMDJ Partners $250,000 per annum for providing financial advisory services in connection with financings and acquisitions, including providing the services of Charles T. Orsatti, the Company’s former Chairman. In connection with its initial public offering, the Company entered into a management consulting agreement with an affiliate of JPMDJ Partners providing for an annual payment of $250,000. The management consulting agreement terminated in July 2002.

     On June 30, 1999, DonJoy consummated a recapitalization pursuant to which JPMDJ Partners obtained a controlling interest in DonJoy. On June 28, 2000, JPMDJ Partners and certain members of management repurchased the remaining common units held by DonJoy’s former parent, Smith & Nephew. In connection with an equity investment in June 2001, JPMDJ Partners and certain members of management purchased additional common units in DonJoy. In connection with these equity transactions, certain members of management financed their common unit purchases with full recourse promissory notes (see Note 7).

7.	Common and Preferred Stock

     The Company issued 7,800,000 shares of common stock in its initial public offering in November 2001 for proceeds of $118.8 million, net of $13.8 million in related costs. At December 31, 2002, the Company had a total of 17,872,956 shares of common stock outstanding.

     In connection with the Reorganization in 2001, the outstanding 885,633 common units of DonJoy were converted to common stock at an exchange ratio of 10.812 shares for each unit, for a total of 9,575,459 shares of common stock and the outstanding 44,405 redeemable preferred units of dj Ortho were exchanged for $47.3 million in cash (representing the liquidation value of the units plus accrued and unpaid distributions as of the Reorganization date) and 480,107 shares of common stock based on an exchange ratio of 10.812 shares for each unit. Prior to the Reorganization, the redeemable preferred units accrued a cumulative quarterly preferred dividend at a fixed rate of 14.0% per annum. Total dividends accrued for the year ended December 31, 2001 and 2000 were $5.7 and $5.3 million, respectively.

Other Equity Transactions

     In June 2001, DonJoy sold 89,186 common units to JPMDJ Partners for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (for which $0.2 million was paid through the issuance of full recourse promissory notes to DonJoy).

     In 2000, in connection with the Orthotech Acquisition, 73,775 common units were sold to JPMDJ Partners for gross proceeds of $8.0 million and 2,115 common units were sold to certain members of management for gross proceeds of $231,000 (for which $174,000 was paid through the issuance of full recourse promissory notes by the management members). In addition, 4,221 redeemable preferred units were sold to existing redeemable preferred unit holders for net proceeds of $3.4 million (after preferred unit fees).

     In connection with a unit purchase agreement dated as of June 28, 2000, Smith & Nephew sold its remaining interest in DonJoy to JPMDJ Partners and certain members of management for $5.9 million. JPMDJ Partners purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by dj Orthopedics and evidenced by full recourse promissory notes. dj Orthopedics agreed to amend and restate the promissory notes originally received from certain members of management in connection with the Recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition to increasing the rate of interest payable on the notes from 5.30% to 6.62% per annum, the amended and restated notes permit the members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the PIK Option). If a member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased. The amended and restated notes mature in 2007. Total promissory notes due from current and former management stockholders amount to $2.2 million and $2.1 million at December 31, 2002 and 2001, respectively. The notes are secured by all of the shares of common stock of dj Orthopedics owned by that noteholder.

Stock Options

2001 Omnibus Plan

     The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors. Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of our common stock with respect to which awards may be granted under the Omnibus Plan is 3,800,000 at December 31, 2002. On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan will be automatically increased by a number of shares equal to 3% of the number of shares of common stock outstanding on the previous December 31. In addition, shares of common stock reserved for but not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan. Also, shares tendered to dj Orthopedics, Inc. in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Omnibus Plan is administered by the Company’s Compensation Committee which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, dj Orthopedics, Inc. and its subsidiaries. At December 31, 2002 and 2001, options to purchase 1,116,650 and 123,900 shares, respectively, had been granted and 5,000 and no shares were exercisable, respectively, at December 31, 2002 and 2001. On December 31, 2002, 3,585,774 shares were available for future grant under the Omnibus Plan. On January 1, 2003, the shares available for future grant were increased by 536,189 shares.

     1999 Option Plan

     Under the Company’s Fifth Amended and Restated 1999 Option Plan (the 1999 Option Plan), 1,933,174 common shares have been reserved for issuance upon exercise of options granted under the plan. The 1999 Option Plan is administered by the Compensation Committee of the Board of Directors. The plan will expire on August 19, 2015 unless the Company terminates it before that date. The 1999 Option Plan provides for the grant of nonqualified options to officers, directors and employees of, and consultants and advisors to, dj Orthopedics, Inc.

     Options granted under the 1999 Option Plan generally vest either:

•	25% beginning on June 30, 2000 and thereafter ratably over a 3 year period for those options granted on June 30, 2000 (Tier I), or

•	25% at the end of 1 year from the date of the grant and the balance vesting ratably thereafter for all options granted after June 30, 2000 (Tier I), or

•	Tier II options which became fully vested after the 2001 reorganization.

     The Company has granted options to purchase an aggregate of 1,030,750 shares of common stock under the 1999 Option Plan of which approximately 68% are time-vesting options and approximately 32% are event-vesting options. As of December 31, 2002 and 2001, options to purchase 726,374 and 728,488 shares, respectively, issued under the 1999 Option Plan were exercisable. No future options will be granted under the 1999 Option Plan, and all shares of common stock which would otherwise have been available for issuance under the 1999 Option Plan will be available for issuance under the 2001 Omnibus Plan. In connection with the initial public offering, all of the Tier II options vested in accordance with their terms and all Tier III options previously outstanding were cancelled.

2001 Non-Employee Director’s Stock Option Plan

     The Company has adopted the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan. Each of our directors who has been a director for at least one year, is not our employee or the employee of any of our subsidiaries and who was not initially elected to the board of directors, and was not our employee or the employee of any of our subsidiaries, within the previous 12 months will, immediately following each annual stockholders meeting, commencing with the annual meeting in 2003, automatically receive an annual grant of options to purchase 15,000 shares of our common stock at an exercise price equal to 100% of the fair market value of our common stock at the date of grant of the option. Except as discussed below, each non-employee director, upon initially joining our board of directors, will also receive under the plan an initial grant of options to purchase 15,000 shares of our common stock (30,000 shares if such director joins the Board of Directors prior to November 15, 2002) at an exercise price equal to 100% of the fair market value of the common stock as of such date. A total of 1,500,000 shares of our common stock have been reserved for issuance under the plan. Options granted under the plan will vest ratably over a three-year period, commencing on the first anniversary of the date of grant. A total of 60,000 options had been granted under the Plan at December 31, 2002. No options had been granted under this plan prior to 2002.

     A director and former director also received a grant of a right to purchase 21,624 shares of our common stock at a purchase price equal to the fair market value at the time of purchase.

     The following table summarizes option activity under all plans through December 31, 2002:

			Weighted Average
			Exercise Price per
	Number of Shares	Price per Share	Share

Outstanding as of December 31, 1999	1,302,975	$9.25	$9.25
Granted	306,283	$9.25-$10.08	$9.61
Cancelled	(13,019)	$9.25	$9.25

Outstanding as of December 31, 2000	1,596,239	$9.25-$10.08	$9.32
Granted	607,142	$9.25-$17.00	$14.34
Cancelled	(193,492)	$9.25-$10.08	$9.39

Outstanding as of December 31, 2001	2,009,889	$9.25-$17.00	$12.36
Granted	1,111,350	$2.97-$12.80	$4.85
Cancelled	(913,839)	$3.52-$17.00	$10.54

Outstanding at December 31, 2002	2,207,400	$2.97-$17.00	$8.03

     No options have been exercised through December 31, 2002.

     The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

	Options Outstanding	Weighted Average		Options Exercisable
Range of Exercise	as of December 31,	Remaining Life in	Weighted Average	as of December 31,	Weighted Average
Prices	2002	Years	Exercise Price	2002	Exercise Price

$2.97-$4.10	956,471	9.9	$3.85	—	N/A
$8.41-$10.80	849,234	6.9	$9.32	600,685	$9.27
$12.80-$17.00	401,695	8.3	$14.92	130,689	$14.27

Employee Stock Purchase Plan

     The Employee Stock Purchase Plan provides for the issuance of up to 1,000,000 shares of our common stock. During each purchase period eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their cash compensation for the purchase of Common Stock under the Plan. The purchase price of the shares under the Plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty four month offering period or the last day of each six month purchase period during the offering period. On January 1 of each year, commencing with January 1, 2003, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1.0% of our outstanding shares on December 31 of the preceding year. Our Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares. On January 1, 2003, the number of shares reserved for issuance under the Employee Stock Purchase Plan was increased by 178,729 shares.

8.	Income Taxes

     In connection with the Reorganization on November 20, 2001, the Company became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date. For 2001, the Company incurred a loss before income taxes of $4.5 million attributable to operations for the period following the Reorganization, including expenses related to an early extinguishment of debt of $4.7 million. The deferred tax benefit of $54.2 million in 2001 resulted from future tax benefits related to the difference in the book and tax basis of the assets of the Company at the time of the Reorganization.

     The benefit for income taxes, excluding the deferred tax benefit, on income (loss) before income taxes is as follows for the years ended December 31 (in thousands):

	2002	2001

Current
Federal	$—	$—
State	(150)	—
Foreign	(183)	—

	(333)	—
Deferred
Federal	$9,279	$1,522
State	415	267
Foreign	—	—

	9,694	1,789

Benefit for income taxes	$9,361	$1,789

     Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2002	2001

Deferred tax assets
Goodwill for tax purposes	$44,024	$49,108
Accrued expenses	4,381	1,014
Allowance for bad debts	2,780	3,482
Inventories	3,086	1,616
Net operating loss carryforwards	10,323	1,841
Fixed assets	1,038	(1,273)
Other, net	99	248

Total deferred tax assets	$65,731	$56,036

     Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate approximately $170.0 million of future taxable income over the next 10 years. Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing deferred tax assets at December 31, 2002.

     The reconciliation of income tax attributable to income before benefit for income taxes at the United States federal statutory rate to income tax benefit in the accompanying statements of operations for the years ended December 31 is as follows (in thousands):

	2002	2001

Federal tax at statutory rate	34.0%	34.0%
Sate income tax net of federal benefit	1.0%	6.0%
Other	3.1%	—

	38.1%	40.0%

     As of December 31, 2002, the Company has United States federal net operating loss carryforwards of $27.8 million, which begin to expire in 2021. The Company also has $16.6 million of various state net operating loss carryforwards, which begin to expire in 2011 and $1.0 million of various foreign net operating loss carryforwards, which begin to expire in 2009.

9.	Segment and Related Information

     Prior to the fourth quarter of 2002, the Company had two reportable segments, as defined by FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, identified as rigid knee bracing and soft goods.

     Effective December 31, 2002, the Company changed its reporting segments to reflect segmentation by its primary distribution channels, which is consistent with how the Company will manage its business prospectively. The new reportable segments are as follows:

•	DonJoy®, in which the Company’s products are sold by 38 independent sales agents who employ over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which the Company maintains an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and arranges billing to the patient or third party payer. The majority of these billings are performed by an independent third party contractor. The OfficeCare® program is also intended to facilitate the introduction of the Company’s products to orthopedic sports medicine surgeons who had not previously been customers. As of December 31, 2002, the OfficeCare® program was located at over 500 physician offices throughout the United States; and

•	International, in which the Company’s products are sold in foreign countries through wholly-owned subsidiaries or independent distributors. The Company markets its products in over 40 countries primarily in Europe, the United Kingdom, Australia, Canada and Japan.

     Segment reporting information for prior years has been restated to reflect the new reporting segments. Information regarding the new reporting segments is as follows for the years ended December 31 (in thousands):

	2002	2001	2000

Net revenues:
DonJoy®	$86,884	$80,164	$72,640
ProCare®	45,548	44,381	34,226
OfficeCare®	22,966	21,653	14,259
International	22,202	18,114	18,049
Freight revenue	5,036	4,858	4,412

Total consolidated net revenues	$182,636	$169,170	$143,586

Gross profit:
DonJoy®	$57,264	$52,769	$48,536
ProCare®	15,860	15,358	12,933
OfficeCare®	18,794	16,948	10,894
International	11,657	8,871	10,123
Other costs of goods sold not allocated to segments	(17,343)	(8,370)	(8,483)

Total consolidated gross profit	$86,232	$85,576	$74,003

     The accounting policies of the reportable segments are the same as those described in Note 1. dj Ortho allocates resources and evaluates the performance of segments based on gross profit and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. dj Ortho does not allocate assets to reportable segments because a significant portion of assets are shared by all segments.

     For the years ended December 31, 2002, 2001 and 2000, dj Ortho had no individual customer or distributor within a segment that accounted for 10% or more of total annual revenues.

     Net revenues, excluding freight revenue, attributed to countries based on the location of the customer, were as follows for the years ended December 31, (in thousands):

	2002	2001	2000

United States	$155,398	$146,198	$121,125
Europe	13,272	11,047	11,124
Other countries	8,930	7,067	6,925
Freight revenue	5,036	4,858	4,412

Total consolidated net revenues	$182,636	$169,170	$143,586

     Total assets by region were as follows at December 31 (in thousands):

	2002	2001

United States	$232,772	$244,973
Europe	2,505	—
Other countries	2,447	2,949

Total international	4,952	2,949

Total consolidated assets	$237,724	$247,922

10.	Commitments and Contingencies

     The Company is obligated under various noncancellable operating leases for land, buildings, equipment and vehicles through February 2008. Certain of the leases provide that dj Ortho pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. In connection with the Recapitalization, the Company entered into a subleasing agreement with Smith & Nephew for its Vista facility. dj Orthopedics, Inc. has guaranteed the payment of rent and other amounts owed under the sublease.

     Minimum annual lease commitments for noncancellable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$3,296
2004	2,568
2005	2,375
2006	2,204
2007	2,206
2008 and thereafter	333

$12,982

     The Company is currently pursuing a sublease of one of its Vista facilities. The above commitments will be reduced once a sublease is entered into. Aggregate rent expense was approximately $3.9 million, $3.6 million and $3.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

License Agreement and Minimum Purchase Requirement

     In 2001, the Company entered into an agreement with I.M.D. b.v. (IMD) to distribute a bone growth stimulator product, OrthoPulse™. If final FDA approval of this product is obtained, the Company will be required to make a $2.0 million payment, subject to exchange rate adjustments under certain circumstances, to IMD to maintain the exclusive U.S. distribution rights of this product. As discussed in Note 3, IMD has experienced continuing delays in obtaining FDA approval for the OrthoPulse™ bone growth stimulator product. Under the current arrangement, we expect to make a payment of $1.0 million upon final FDA approval and a $1.0 million payment shortly afterwards for the U.S. distribution rights. However, the exact timing of payments are not determinable at this time.

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

     On June 7, 2002, a patent infringement action was filed against the Company and its former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, by Generation II Orthotics Inc. and Generation II USA Inc. (the Plaintiffs). The suit alleges that the Company and Smith & Nephew willfully infringed, and are infringing, certain United States patents owned by the Plaintiffs by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent the Company from infringing the patents and from selling the relevant knee braces. The Company believes the claims are without merit and intends to defend the action vigorously. The Company has filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, the Company has agreed to indemnify and defend Smith & Nephew in this matter. The parties conducted a mediation session on this matter on March 25, 2003, and settlement discussions are occurring. No assurance can be given that the action will settle or that the Company will be able to achieve a favorable outcome in this litigation.

     The Company is from time to time involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defense, insurance and/or has provided adequate accruals for related costs. The Company is not aware of any pending lawsuits not mentioned above that could have a material adverse effect on the Company’s business, financial condition and results of operations.

11.	Employee Benefit Plan

     dj Orthopedics, Inc. has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees. The Company matches 100% of the first $500 contributed annually by each employee and 30 percent of additional employee contributions up to 6 percent of total compensation. The Company’s matching contributions related to this plan were $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. There were no discretionary contributions for the years ended December 31, 2002, 2001 or 2000.

12.	Condensed Consolidating Financial Information

     dj Ortho is a wholly owned operating subsidiary of dj Orthopedics and represents substantially all of the revenues, operating results and assets of dj Orthopedics. DJ Capital is a wholly owned subsidiary of dj Ortho, has no independent assets or operations and was formed solely for the purpose of being a co-issuer of the Notes. dj Ortho’s obligations under the Notes are guaranteed by dj Orthopedics and dj Development. The guarantees of the Notes by dj Orthopedics and dj Development and any guarantee of the Notes by a future parent or wholly owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Development comprise all the direct and indirect subsidiaries of dj Orthopedics other than foreign subsidiaries, which are non-guarantors of the Notes. The indenture governing the Notes (Indenture) and the bank credit facility, as amended, contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the bank credit facility, as amended. The indenture and the bank credit facility permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

     The following supplemental condensed consolidating financial information presents the balance sheet as of December 31, 2002 and the statements of operations and cash flows for the year ended December 31, 2002. Since the Company did not establish dj Development until the second quarter of 2002 and the non-guarantor foreign subsidiaries were previously not material, a supplemental condensed consolidating balance sheet as of December 31, 2001 and condensed consolidating statements of operations and cash flows for the year ended December 31, 2001 are not required under the Securities Exchange Act of 1934. As discussed in Note 1 above, during 2002, the Company established new operating subsidiaries in Germany, the United Kingdom and Canada. Therefore, in the aggregate, the non-guarantor subsidiaries are no longer minor. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics,

“DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, Australia (divested in December 2002), the United Kingdom and Canada (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-K. The accompanying unaudited condensed consolidating financial statements for the year ended December 31, 2002 have been prepared in accordance with accounting principles generally accepted in the United States and include all adjustments (consisting of normal recurring accruals, and the adjustments discussed in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the date and periods presented.

	Condensed Consolidating Balance Sheet
	December 31, 2002
	DJO, Inc.	DJO, LLC	DJODC	Non-Guarantors	Elims	Consolidated

	(In thousands)
Assets:
Current assets:
Cash and cash equivalents	$25,211	$5,424	$—	$1,450	$—	$32,085
Accounts receivable, net	—	31,860	—	1,845	—	33,705
Inventories, net	—	13,074	—	4,070	(2,561)	14,583
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany, net	18,563	(20,315)	5,885	(3,869)	(264)	—
Other current assets	591	4,056	—	2	321	4,970

Total current assets	54,612	34,099	5,885	3,498	(2,504)	95,590
Property, plant and equipment, net	—	12,912	10	1,160	—	14,082
Goodwill, intangible assets and other assets, net	—	73,998	2,986	(1,903)	(2,513)	72,568
Investment in subsidiaries	(9,183)	10,810	—	—	(1,627)	—
Deferred tax asset	55,484	—	—	—	—	55,484

Total assets	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$—	$26,169	$20	$806	$—	$26,995
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	—	27,443	20	806	—	28,269
Long-term debt, less current portion	—	108,542	—	—	—	108,542
Total stockholders’ equity	100,913	(4,166)	8,861	1,949	(6,644)	100,913

Total liabilities and stockholders’ equity	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724

	Condensed Consolidating Statement of Operations
	For the Year Ended December 31, 2002
	(In thousands)
	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$170,130	$7,046	$15,794	$(10,334)	$182,636
Costs of goods sold	—	94,629	—	8,923	(7,674)	95,878

Gross profit	—	75,501	7,046	6,871	(2,660)	86,758
Operating expenses:
Sales and marketing	—	51,148	51	5,017	—	56,216
General and administrative	47	22,558	1,315	2,494	—	26,414
Research and development	—	2,523	399	—	—	2,922
Impairment of long-lived assets	—	3,666	—	—	—	3,666
Performance improvement and restructuring costs	—	10,008	—	—	—	10,008

Total operating expenses	47	89,903	1,765	7,511	—	99,226

Income (loss) from operations	(47)	(14,402)	5,281	(640)	(2,660)	(12,468)
Income (loss) from subsidiaries	(24,609)	4,389	—	—	20,220	—
Interest income (expense) and other, net	(83)	(13,676)	—	(101)	1,772	(12,088)

Income (loss) before income taxes	(24,739)	(23,689)	5,281	(741)	19,332	(24,556)
Benefit (provision) for income taxes	9,544	—	—	(183)	—	9,361

Net income (loss)	$(15,195)	$(23,689)	$5,281	$(924)	$19,332	$(15,195)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2002
	(In thousands)
				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(3,478)	$10,287	$5,706	$2,324	$14,839
Investing activities
Purchases of property, plant and equipment	—	(3,019)	(14)	(1,098)	(4,131)
Proceeds from the sale of property, plant and equipment	—	—	—	288	288
Disposal (purchase) of intangible assets	—	797	(3,387)	—	(2,590)
Other assets, net	—	(2,747)	—	1,831	(916)

Net cash provided by (used in) investing activities	—	(4,969)	(3,401)	1,021	(7,349)
Financing activities
Repayment of long-term debt	—	(1,272)	—	—	(1,272)
Net proceeds from issuance of equity securities	—	(2,621)	3,580	(959)	—
Additional costs related to initial public offering	(317)	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	121	—	—	—	121
Intercompany obligations	3,311	3,180	(5,885)	(606)	—

Net cash (used in) provided by financing activities	3,115	(713)	(2,305)	(1,565)	(1,468)
Effect of exchange rate changes on cash	—	—	—	249	249

Net increase (decrease) in cash and cash equivalents	(363)	4,605	—	2,029	6,271
Cash and cash equivalents at beginning of year	25,572	—	—	242	25,814

Cash and cash equivalents at end of year	$25,209	$4,605	$—	$2,271	$32,085

13.	Quarterly Results (unaudited)

     The following table summarizes certain of our operating results by quarter for 2002 and 2001:

	Year Ended December 31, 2002

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
Net revenues	$44,439	$45,709	$45,828	$46,660	$182,636
Gross profit	23,833	21,259	20,356	21,310	86,758
Income (loss) from operations	5,515	(4,715)	(6,171)	(7,097)	(12,468)
Net income (loss)(1)	$1,450	$(4,859)	$(5,814)	$(5,972)	$(15,195)
Basic and diluted net income (loss) per share available to common stockholders	$0.08	$(0.27)	$(0.33)	$(0.33)	$(0.85)
Number of operating days	63	64	63	63	253

	Year Ended December 31, 2001

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share data)
Net revenues	$40,295	$42,988	$44,078	$41,809	$169,170
Gross profit	20,882	22,046	22,153	21,010	86,091
Income from operations	5,994	5,731	6,036	4,828	22,589
Net income (2)(3)	$1,303	$1,259	$1,728	$52,200	$56,490
Basic net income per share available to common stockholders	N/A	N/A	N/A	$3.67	$4.80
Diluted net income per share available to common stockholders	N/A	N/A	N/A	$3.56	$4.68
Number of operating days	64	63	63	62	252

(1)	Includes performance improvement, restructuring and other charges of $7.6 million, $9.4 million and $8.5 million in the second, third and fourth quarters of 2002, respectively.

(2)	Due to the Reorganization and its impact on the financial statements, earnings per share information is not presented as it would not be meaningful.

(3)	Includes a deferred tax benefit of $54,169 due to the Reorganization in the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Item 10 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2003. See also Item 4A. of this Form 10-K.

Item 11. Executive Compensation

     Item 11 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Item 12 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 13. Certain Relationships and Related Transactions

     Item 13 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2003.

Item 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

1.	Consolidated Financial Statements:

The Audited Consolidated Financial Statements of dj Orthopedics, Inc. listed below and the report thereon are included in Item 8 hereof:

Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders’/Member’s Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or not required or because the required information is shown in the dj Orthopedics, Inc.’s Audited Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.2	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.3	Amended and Restated Operating Agreement of dj Orthopedics, LLC (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.4	By-laws of dj Orthopedics, LLC (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.5	Certificate of Incorporation of DJ Orthopedics Capital Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.6	By-laws of DJ Orthopedics Capital Corporation (Incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

4.1	Indenture dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC and DJ Orthopedics Capital Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

4.2	Form of 12 5/8% Senior Subordinated Note due 2009 (included as Exhibit B to Exhibit 4.1)

10.1	Recapitalization Agreement dated as of April 29, 1999 among J.P. Morgan DJ Partners, LLC (f/k/a Chase DJ Partners LLC), dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.3	Supply Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.4	Distribution Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.5	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.6	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.7	Preferred Unit Purchase Agreement dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors, Inc. (Incorporated by reference to Exhibit 10.9 to the Registration Statement of Form S-4 (Reg. No. 333-86835))

10.8	Agreement and Plan of Merger dated as of October 26, 2001 between DonJoy, L.L.C., dj Orthopedics, Inc. and dj Acquisition Corporation (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.9	Credit Agreement dated as of June 30, 1999 among dj Orthopedics, Inc. as successor to DonJoy, L.L.C., dj Orthopedics, LLC, DJ Orthopedics Capital Corporation, the Lenders party thereto and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.10	Agreement dated as of July 13, 2000 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC, the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (Incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000))

Exhibit
Number	Description

10.11	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.12	Parent Guarantee Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.13	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Orthopedics Capital Corporation and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.14	Pledge Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.15	Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.16	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.17	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Leslie H. Cross (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.18	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Cyril Talbot III (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.19	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Michael R. McBrayer (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.20	Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.21	Retention Agreement dated December 14, 1998 between Smith & Nephew and Leslie Cross (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cyril Talbot (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.24	Asset Purchase Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., dj Orthopedics, LLC, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 2.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.25	Preferred Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.) First Union Capital Partners, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (Incorporated by reference to Exhibit 4.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.26	Common Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (Incorporated by reference to Exhibit 4.2 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.27	Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.28	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.4 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.29	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.30	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

Exhibit
Number	Description

10.31	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.32	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.33	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (Incorporated by reference to Exhibit 4.9 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.34	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.35	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.36	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.37	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.38	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.39	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.40	Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.41	Secured Promissory Note dated as of June 11, 2001 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.5 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.42	Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.43	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.44	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.45	Merger Agreement dated as of November 7, 2001 between dj Orthopedics, Inc. and DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Reg. No. 333-74998) dated December 12, 2001)

10.46	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.47	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.48	Common Unit Purchase Agreement dated June 11, 2001 among DonJoy, L.L.C., JP Morgan DJ Partners, L.L.C., Leslie H. Cross and Deborah L. Cross Family Trust, Michael R. McBrayer and Cyril Talbot III (Incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.49	Employment Agreement dated as of June 1, 2001 between dj Orthopedics, LLC and Paul K. Nichols, Jr. (Incorporated by reference to Exhibit 10.2 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.50	Asset Purchase Agreement dated June 1, 2001 by and among Alaron Technologies, L.L.C., seller, Paul K. Nichols, Jr., Jamal D. Rushdy, Members, and dj Orthopedics, L.L.C., Buyer (Incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.51	Management Consulting Agreement dated November 7, 2001 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and JPM Fairfield (Incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

Exhibit
Number	Description

10.52	Consent and Termination Agreement dated November 20, 2001 by and among DonJoy, L.L.C., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.53	Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.54	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.55	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.56	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.57	Assignment and Assumption Agreement dated November 20, 2001 between DonJoy, L.L.C. and dj Orthopedics, Inc. (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.58	Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.59	Supplement No. 1 dated as of April 4, 2002 to the Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.59 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.60	Supplement No. 1 dated as of April 4, 2002 to the Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.60 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.61	Supplement No. 1 dated as of April 4, 2002 to the Subsidiary Guarantee Agreement dated as of June 30, 1999, among each of the subsidiaries of dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.61 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.62	Supplemental Indenture dated as of April 4, 2002 among dj Orthopedics Development Corporation, dj Orthopedics Capital Corporation, dj Orthopedics, Inc. and The Bank of New York (Incorporated by reference to Exhibit 10.62 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.63	Agreement dated as of April 4, 2002 between dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.63 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.64	Amended and Restated Employment Agreement dated as of July 11, 2002 among dj Orthopedics, LLC, dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.64 of Post-Effective Amendment #1 to dj Orthopedics, Inc.’s Registration Statement on Form S-1 (Reg. No. #333-74998))

10.65	Amendment No. 2 to Credit Agreement, dated as of October 29, 2002 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 28, 2002)

10.66*	Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC

10.67*	Amendment No. 3 to Credit Agreement, dated as of February 14, 2003 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Auditors

*	Filed herewith

     (b)  Reports on Form 8-K:

          A Report on Form 8-K was filed on October 4, 2002, reporting under Item 5 the appointment of Lesley H. Howe to our Board of Directors.

DJ ORTHOPEDICS, INC.
SCHEDULE II — Valuation and Qualifying Accounts and Reserve
For the Three Years Ended December 31, 2002

	Allowance for	Reserve for
	Doubtful Accounts	Excess and
	and Sales Returns	Obsolete Inventory

Balance at December 31, 1999	$989,000	$991,000
Provision	6,285,000	583,000
Write-offs and recoveries, net	(2,996,000)	2,200,000

Balance at December 31, 2000	4,278,000	3,774,000
Provision	10,701,000	604,000
Write-offs and recoveries, net	(6,238,000)	(1,378,000)

Balance at December 31, 2001	8,741,000	3,000,000
Provision	22,269,000	6,124,000
Write-offs and recoveries, net	(20,965,000)	(4,560,000)

Balance at December 31, 2002	$10,045,000	$4,564,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	DJ ORTHOPEDICS, INC.

	By:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LESLIE H. CROSS Leslie H. Cross	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ VICKIE L. CAPPS Vickie L. Capps	Senior Vice President — Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ JACK R. BLAIR Jack R. Blair	Chairman of the Board of Directors	March 28, 2003

/s/ MITCHELL J. BLUTT Mitchell J. Blutt, M.D.	Director	March 28, 2003

/s/ DAMION E. WICKER Damion E. Wicker, M.D.	Director	March 28, 2003

/s/ CHARLES T. ORSATTI Charles T. Orsatti	Director	March 28, 2003

/s/ LESLEY H. HOWE Lesley H. Howe	Director	March 28, 2003

/s/ KIRBY L. CRAMER Kirby L. Cramer	Director	March 28, 2003

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
REGARDING FACTS AND CIRCUMSTANCES RELATING TO QUARTERLY REPORTS

I, Leslie H. Cross, certify that:

1.	I have reviewed this annual report on Form 10-K of dj Orthopedics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	BY:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer

I, Vickie L. Capps, certify that:

1.	I have reviewed this annual report on Form 10-K of dj Orthopedics, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	BY:	/s/ VICKIE L. CAPPS Vickie L. Capps Senior Vice President — Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.2	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.3	Amended and Restated Operating Agreement of dj Orthopedics, LLC (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.4	By-laws of dj Orthopedics, LLC (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.5	Certificate of Incorporation of DJ Orthopedics Capital Corporation (Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

3.6	By-laws of DJ Orthopedics Capital Corporation (Incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

4.1	Indenture dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC and DJ Orthopedics Capital Corporation and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

4.2	Form of 12 5/8% Senior Subordinated Note due 2009 (included as Exhibit B to Exhibit 4.1)

10.1	Recapitalization Agreement dated as of April 29, 1999 among J.P. Morgan DJ Partners, LLC (f/k/a Chase DJ Partners LLC), dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.2	Group Research Centre Technology Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.3	Supply Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and Smith & Nephew (Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.4	Distribution Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., Smith & Nephew and the affiliates of Smith & Nephew listed on Schedule I thereto (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.5	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.6	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.7	Preferred Unit Purchase Agreement dated as of June 30, 1999 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.) and First Union Investors, Inc. (Incorporated by reference to Exhibit 10.9 to the Registration Statement of Form S-4 (Reg. No. 333-86835))

10.8	Agreement and Plan of Merger dated as of October 26, 2001 between DonJoy, L.L.C., dj Orthopedics, Inc. and dj Acquisition Corporation (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.9	Credit Agreement dated as of June 30, 1999 among dj Orthopedics, Inc. as successor to DonJoy, L.L.C., dj Orthopedics, LLC, DJ Orthopedics Capital Corporation, the Lenders party thereto and First Union National Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.10	Agreement dated as of July 13, 2000 among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., dj Orthopedics, LLC, the Lenders under that certain Credit Agreement dated as of June 30, 1999, as amended, First Union National Bank, as administrative agent, and The Chase Manhattan Bank, as syndication agent. (Incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000))

10.11	Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors L.L.C. and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.12	Parent Guarantee Agreement dated as of June 30, 1999 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.13	Subsidiary Guarantee Agreement dated as of June 30, 1999 between DJ Orthopedics Capital Corporation and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

Exhibit
Number	Description

10.14	Pledge Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.15	Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., as successor to DonJoy, L.L.C., J.P. Morgan Partners (23A SBIC), L.L.C. (formerly CB Capital Investors, L.L.C.), DJ Capital Investors, L.L.C. and First Union National Bank, as Collateral Agent (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.16	Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.17	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Leslie H. Cross (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.18	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Cyril Talbot III (Incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.19	Employment Agreement dated as of June 30, 1999 between dj Orthopedics, LLC and Michael R. McBrayer (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.20	Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.21	Retention Agreement dated December 14, 1998 between Smith & Nephew and Leslie Cross (Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.22	Retention Agreement dated December 14, 1998 between Smith & Nephew and Cyril Talbot (Incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.23	Retention Agreement dated December 14, 1998 between Smith & Nephew and Michael McBrayer (Incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.24	Asset Purchase Agreement dated as of July 7, 2000 among DePuy Orthopaedic Technology, Inc., dj Orthopedics, LLC, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 2.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.25	Preferred Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan Partners (23A SBIC), LLC (formerly CB Capital Investors, L.L.C.) First Union Capital Partners, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, and TCW Leveraged Income Trust II, L.P. (Incorporated by reference to Exhibit 4.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.26	Common Unit Purchase Agreement dated as of July 7, 2000, among dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, and Cyril Talbot III, (Incorporated by reference to Exhibit 4.2 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.27	Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.28	Secured Promissory Note dated as of July 7, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.4 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.29	Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.30	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.31	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.32	Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.33	Unit Purchase Agreement dated as of June 28, 2000, among Smith & Nephew Disposal, Inc. and J.P. Morgan DJ Partners, LLC (formerly Chase DJ Partners, L.L.C.), Leslie H. Cross & Deborah L. Cross Family trust, Michael R. McBrayer, and Cyril Talbot III. (Incorporated by reference to Exhibit 4.9 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

Exhibit
Number	Description

10.34	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.35	Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.36	Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.12 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.37	Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.38	Secured Promissory Note dated as of June 28, 2000 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.14 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.39	Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.40	Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.41	Secured Promissory Note dated as of June 11, 2001 between Cyril Talbot III and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.5 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.42	Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.43	Amendment No. 1 dated as of May 25, 2000 to the Credit Agreement dated as of June 30, 1999 (Incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.44	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.45	Merger Agreement dated as of November 7, 2001 between dj Orthopedics, Inc. and DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-1 (Reg. No. 333-74998) dated December 12, 2001)

10.46	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.47	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.48	Common Unit Purchase Agreement dated June 11, 2001 among DonJoy, L.L.C., JP Morgan DJ Partners, L.L.C., Leslie H. Cross and Deborah L. Cross Family Trust, Michael R. McBrayer and Cyril Talbot III (Incorporated by reference to Exhibit 10.3 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.49	Employment Agreement dated as of June 1, 2001 between dj Orthopedics, LLC and Paul K. Nichols, Jr. (Incorporated by reference to Exhibit 10.2 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.50	Asset Purchase Agreement dated June 1, 2001 by and among Alaron Technologies, L.L.C., seller, Paul K. Nichols, Jr., Jamal D. Rushdy, Members, and dj Orthopedics, L.L.C., Buyer (Incorporated by reference to Exhibit 10.1 to DonJoy, L.L.C.’s Report on Form 10-Q for the quarter ended June 30, 2001)

10.51	Management Consulting Agreement dated November 7, 2001 between dj Orthopedics, Inc., as successor to DonJoy, L.L.C., and JPM Fairfield (Incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.52	Consent and Termination Agreement dated November 20, 2001 by and among DonJoy, L.L.C., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

Exhibit
Number	Description

10.53	Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.54	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.55	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.56	Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.57	Assignment and Assumption Agreement dated November 20, 2001 between DonJoy, L.L.C. and dj Orthopedics, Inc. (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.58	Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.59	Supplement No. 1 dated as of April 4, 2002 to the Security Agreement dated as of June 30, 1999 among dj Orthopedics, LLC, dj Orthopedics, Inc., and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.59 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.60	Supplement No. 1 dated as of April 4, 2002 to the Indemnity, Subrogation and Contribution Agreement dated as of June 30, 1999 among dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.60 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.61	Supplement No. 1 dated as of April 4, 2002 to the Subsidiary Guarantee Agreement dated as of June 30, 1999, among each of the subsidiaries of dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.61 to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 29, 2002)

10.62	Supplemental Indenture dated as of April 4, 2002 among dj Orthopedics Development Corporation, dj Orthopedics Capital Corporation, dj Orthopedics, Inc. and The Bank of New York (Incorporated by reference to Exhibit 10.62 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.63	Agreement dated as of April 4, 2002 between dj Orthopedics, LLC and Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.63 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.64	Amended and Restated Employment Agreement dated as of July 11, 2002 among dj Orthopedics, LLC, dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.64 of Post-Effective Amendment #1 to dj Orthopedics, Inc.’s Registration Statement on Form S-1 (Reg. No. #333-74998))

10.65	Amendment No. 2 to Credit Agreement, dated as of October 29, 2002 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 28, 2002)

10.66*	Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC

10.67*	Amendment No. 3 to Credit Agreement, dated as of February 14, 2003 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Auditors

*	Filed herewith