Form 10-Q
period 2003-03-29
DJ ORTHOPEDICS INC
filed 2003-05-13
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

Commission File Number 001-16757

DJ ORTHOPEDICS, INC.
(Exact name of registrant as specified in charter)

DELAWARE	3842		33-0978270

(State or other jurisdiction of	(Primary Standard Industrial		(I.R.S. Employer Identification
incorporation or organization)	Classification Code Number	)	Number)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒  No ☐

The number of shares of the Registrant’s Common Stock outstanding at April 30, 2003 was 17,901,796 shares.

DJ ORTHOPEDICS, INC.

EXPLANATORY NOTE

     This Form 10-Q is filed for dj Orthopedics, Inc. (dj Orthopedics), a Delaware corporation. It is also filed for dj Orthopedics, LLC (dj Ortho), a Delaware limited liability company, DJ Orthopedics Capital Corporation (DJ Capital), a Delaware corporation, and dj Orthopedics Development Corporation (dj Development) with respect to the 12 5/8% Senior Subordinated Notes (the Notes) due in 2009 in an aggregate principal amount at maturity of $75 million that were co-issued by dj Ortho and DJ Capital and guaranteed by dj Orthopedics and dj Development. dj Orthopedics owns 100% of the equity interest of dj Ortho and does not otherwise own any material assets or business operations. The financial position and operating results of dj Orthopedics and dj Ortho are, therefore, substantially the same and are reflected in the consolidated financial information contained in this report. DJ Capital was formed solely to act as co-issuer of the Notes and does not hold any assets or conduct any business operations of its own. Financial information for DJ Capital would not be meaningful and is not included herein. dj Development was formed to conduct the Company’s research and development activities and its principal assets consist of the Company’s intellectual property.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 29,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,201	$32,085
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $12,482 and $10,045 at March 29, 2003 and December 31, 2002, respectively	36,653	33,705
Inventories, net	12,891	14,583
Deferred tax asset, current portion	10,247	10,247
Other current assets	4,167	4,970

Total current assets	77,159	95,590
Property, plant and equipment, net	13,871	14,082
Goodwill, net	55,120	55,120
Intangible assets, net	12,646	13,335
Debt issuance costs, net	3,350	3,787
Deferred tax asset	54,422	55,484
Other assets	300	326

Total assets	$216,868	$237,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,669	$8,490
Accrued compensation	5,151	4,952
Accrued commissions	1,524	1,634
Accrued interest	2,921	395
Accrued performance improvement and restructuring costs	2,515	5,894
Other accrued liabilities	5,393	5,630
Long-term debt, current portion	568	1,274

Total current liabilities	24,741	28,269
12 5/8% Senior Subordinated Notes	74,041	74,002
Long-term debt, less current portion	15,247	34,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued and outstanding at March 29, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 17,901,796 shares and 17,872,956 shares issued and outstanding at March 29, 2003 and December 31, 2002, respectively	179	179
Additional paid-in-capital	65,569	65,478
Notes receivable from stockholders and officers for stock purchases	(2,197)	(2,197)
Accumulated other comprehensive income	1,213	1,037
Retained earnings	38,075	36,416

Total stockholders’ equity	102,839	100,913

Total liabilities and stockholders’ equity	$216,868	$237,724

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net revenues	$47,054	$44,439
Costs of goods sold	21,261	20,606

Gross profit	25,793	23,833
Operating expenses:
Sales and marketing	12,452	12,085
General and administrative	6,633	5,604
Research and development	934	629

Total operating expenses	20,019	18,318

Income from operations	5,774	5,515
Interest expense, net of interest income	(3,159)	(2,983)
Other income	149	(155)

Income before income taxes	2,764	2,377
Provision for income taxes	(1,105)	(927)

Net income	$1,659	$1,450

Net income per share:
Basic	$0.09	$0.08

Diluted	$0.09	$0.08

Weighted average shares outstanding used to calculate per share information:
Basic	17,902	17,856

Diluted	17,941	18,056

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Operating activities
Net income	$1,659	$1,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for contractual allowances and doubtful accounts	4,737	3,011
Provision for excess and obsolete inventories	552	279
Depreciation and amortization	1,828	1,654
Amortization of debt issuance costs and discount on Senior Subordinated Notes	476	234
Changes in operating assets and liabilities, net	(7,328)	(7,995)

Net cash provided by (used in) operating activities	1,924	(1,367)
Investing activities
Purchases of property, plant and equipment	(944)	(903)
Purchase of intangible assets	—	(2,123)
Change in other assets, net	26	84

Net cash used in investing activities	(918)	(2,942)
Financing activities
Repayment of long-term debt	(20,000)	(316)
Net proceeds from (costs of) issuance of common stock	91	(16)

Net cash used in financing activities	(19,909)	(332)

Effect of exchange rate changes on cash and cash equivalents	19	(103)

Net decrease in cash and cash equivalents	(18,884)	(4,744)
Cash and cash equivalents at beginning of period	32,085	25,814

Cash and cash equivalents at end of period	$13,201	$21,070

See accompanying Notes.

DJ ORTHOPEDICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. General

Business and Organization

     dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary, dj Orthopedics, LLC (dj Ortho), and dj Ortho’s subsidiaries (collectively, the Company), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market.

Basis of Presentation

     The accompanying unaudited consolidated financial statements as of and for the three months ended March 29, 2003 and March 30, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited consolidated financial statements as of and for the three months ended March 29, 2003 and March 30, 2002 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended March 29, 2003 are not necessarily indicative of the results to be achieved for the entire year or future periods.

     The accompanying unaudited consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (DJ Capital), the accounts of dj Ortho’s wholly owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, the accounts of dj Ortho’s wholly owned subsidiaries in Canada, Germany and the United Kingdom and for periods or dates prior to December 31, 2002, the accounts of dj Ortho’s majority owned subsidiary in Australia (divested in December 2002). All intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods.

Per Share Information

     Earnings per share are computed in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. The shares used to calculate basic and diluted share information consist of the following for the three months ended (in thousands):

	March 29, 2003	March 30, 2002

Shares used in basic net income per share – weighted average common shares outstanding	17,902	17,856
Net effect of dilutive common share equivalents based on treasury stock method	39	200

Shares used in computations of diluted net income per share	17,941	18,056

Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effect of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has currently elected to not record compensation expense in accordance with the provisions of SFAS No. 123, but rather as permitted under SFAS No. 148, to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for outstanding stock options and warrants issued to employees. Under APB Opinion No. 25, compensation expense relating to employee stock options is determined based on the excess of the market price of the stock over the exercise price on the date of grant, but does not require the recognition of compensation expense for stock options issued under plans defined as non-compensatory. The Company has not recognized any material expense related to its employee stock options. Adoption of SFAS No. 148 for options issued to employees would require recognition of employee compensation expense based on the computed “fair value” of the options on the date of grant. In accordance with SFAS No. 148 and Emerging Issues Task Force (EITF) 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

     Pro forma information regarding net income is required by SFAS No. 148 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 148. The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for the three months ended March 29, 2003 and March 30, 2002: a risk-free interest rate of 2.81% and 2.92%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 35.5% and 90.9%, respectively, and a weighted average life of an option of four years. Option valuation models require the input of highly subjective assumptions. Because the Company’s employee options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee options.

     For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows for the three months ended (in thousands, except per share amounts):

	March 29, 2003	March 30, 2002

Net income, as reported	$1,659	$1,450
Total stock-based employee compensation expense determined under fair value method for all options, net of related tax effects	(324)	(410)

Pro forma net income	$1,335	$1,040

Basic net income per share:
As reported	$0.09	$0.08

Pro forma	$0.07	$0.06

Diluted net income per share:
As reported	$0.09	$0.08

Pro forma	$0.07	$0.06

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

Reclassifications

     Effective in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company has reclassified certain amounts within its consolidated statements of operations. All statement of operations information included herein has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

2. Financial Statement Information

     Inventories consist of the following (in thousands):

	March 29, 2003	December 31, 2002

Raw materials	$5,252	$5,774
Work-in-progress	1,090	1,090
Finished goods	11,326	12,283

	17,668	19,147
Less reserves, primarily for excess and obsolete inventories	(4,777)	(4,564)

	$12,891	$14,583

3. Comprehensive Income

     Comprehensive income consists of the following for the three months ended (in thousands):

	March 29, 2003	March 30, 2002

Reported net income	$1,659	$1,450
Comprehensive income:
Foreign currency translation adjustment	176	(103)

Comprehensive income	$1,835	$1,347

4. Accrued Performance Improvement and Restructuring Costs

     In August 2002, the Company commenced a company-wide performance improvement program with the objective of reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003.

     Performance improvement and restructuring costs accrued in 2002 are reflected in the accompanying unaudited consolidated balance sheet at March 29, 2003, as follows (in thousands):

	Accrual at	Cash	Accrual at
	December 31, 2002	payments	March 29, 2003

Employee severance costs	$1,830	$(1,089)	$741
Consulting fees	2,021	(2,008)	13
Lease termination and other exit costs	1,926	(241)	1,685
Other	117	(41)	76

Total	$5,894	$(3,379)	$2,515

5. Segment and Related Information

     The Company has four reportable segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect the Company’s sales channels and are as follows:

•	DonJoy®, in which the Company’s products are sold by 38 independent sales agents who employ over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which the Company maintains an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and arrange billing to the patient or third party payer. The majority of these billings are performed by an independent third party contractor. The OfficeCare program is also intended to facilitate the introduction of the Company’s products to orthopedic sports medicine surgeons who had not previously been customers. As of March 29, 2003, the OfficeCare program was located at over 500 physician offices throughout the United States; and

•	International, in which the Company’s products are sold in foreign countries through wholly-owned subsidiaries or independent distributors. The Company markets its products in over 40 countries primarily in Europe, the United Kingdom, Australia, Canada and Japan.

     Information regarding the Company’s reporting segments is as follows (in thousands):

	Three Months Ended March 29, 2003

	DonJoy	ProCare	OfficeCare	International	Corporate and other	Total

Net revenues	$22,854	$11,267	$5,822	$7,111	$—	$47,054
Costs of goods sold	10,275	6,807	1,412	2,767	—	21,261

Gross profit	12,579	4,460	4,410	4,344	—	25,793
Operating expenses:
Sales and marketing	6,404	1,565	2,413	2,070	—	12,452
General and administrative	688	364	1,791	79	3,711	6,633
Research and development	479	278	74	103	—	934

Total operating expenses	7,571	2,207	4,278	2,252	3,711	20,019

Income from operations	$5,008	$2,253	$132	$2,092	$(3,711)	$5,774

Number of operating days						62

	Three Months Ended March 30, 2002

	DonJoy	ProCare	OfficeCare	International	Corporate and other	Total

Net revenues	$22,062	$11,017	$6,099	$5,261	$—	$44,439
Costs of goods sold	8,424	8,131	1,494	2,557	—	20,606

Gross profit	13,638	2,886	4,605	2,704	—	23,833
Operating expenses:
Sales and marketing	6,168	1,482	2,767	1,668	—	12,085
General and administrative	853	368	1,199	133	3,051	5,604
Research and development	293	193	40	103	—	629

Total operating expenses	7,314	2,043	4,006	1,904	3,051	18,318

Income from operations	$6,324	$843	$599	$800	$(3,051)	$5,515

Number of operating days						63

     The accounting policies of the reportable segments are the same as the Company’s. dj Ortho allocates resources and evaluates the performance of segments based on operating income and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. dj Ortho does not allocate assets to reportable segments because a significant portion of assets are shared by all segments.

     For the three months ended March 29, 2003 and March 30, 2002, dj Ortho had no individual customer or distributor within a segment that accounted for 10% or more of total annual revenues.

     Net revenues, attributed to countries based on the location of the customer, were as follows for the three months ended (in thousands):

	March 29,	March 30,
	2003	2002

United States	$39,943	$39,178
Europe	4,972	3,233
Other countries	2,139	2,028

Total net revenues	$47,054	$44,439

     Total assets by region were as follows (in thousands):

	March 29,	December 31,
	2003	2002

United States	$222,166	$241,613
International	3,243	2,755
Eliminations	(8,541)	(6,644)

Total consolidated assets	$216,868	$237,724

6. Contingencies

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with the Company’s November 15, 2001 initial public offering. The Company is named as a defendant along with Leslie H. Cross, President and Chief Executive Officer, Cyril Talbot III, former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of the Company’s Board of Directors, and the underwriters of the Company’s initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with the Company’s registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds the Company’s outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. On June 17, 2002, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. The Company believes the claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against the Company and its former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that the Company and Smith & Nephew willfully infringed, and are infringing, U.S. Patent No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent the Company from infringing the patents and from selling the relevant knee braces. The Company believes the claims are without merit and has filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, the Company has agreed to indemnify and defend Smith & Nephew in this matter. The parties conducted a mediation session on this matter on March 25, 2003, and settlement discussions are occurring. No assurance can be given that the action will settle or that the Company will be able to achieve a favorable outcome in this litigation.

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

7. Condensed Consolidating Financial Information

     dj Orthopedics and dj Development guarantee dj Ortho’s bank borrowings and its obligations under the 12 5/8% Senior Subordinated Notes (the Notes). DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligator) with dj Ortho with respect to the Notes. dj Development was formed to conduct the Company’s research and development activities and its principal assets consist of the Company’s intellectual property.

     dj Ortho represents substantially all of the revenues, operating results and operating assets of dj Orthopedics. The guarantees of the Notes by dj Orthopedics and dj Development and any guarantee of the Notes by a future parent or wholly owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Development comprise all the direct and indirect subsidiary guarantors of dj Orthopedics. dj Ortho’s foreign subsidiaries are not guarantors of the Notes. The indenture governing the Notes (Indenture) and the Company’s bank credit facility, as amended, contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the bank credit facility, as amended. The Indenture and the bank credit facility, as amended, permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

     The following supplemental condensed consolidating financial information presents the balance sheet as of March 29, 2003 and December 31, 2002, the statements of operations and cash flows for the three months ended March 29, 2003 and March 30, 2002. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, Australia (divested in December 2002), the United Kingdom and Canada (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

Unaudited Condensed Consolidating Balance Sheet
March 29, 2003
(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$5,287	$7,275	$1	$638	$—	$13,201
Accounts receivable, net	—	34,075	—	2,578	—	36,653
Inventories, net	—	11,646	—	3,178	(1,933)	12,891
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany, net	39,176	(44,280)	7,903	(2,718)	(81)	—
Other current assets	86	3,765	—	316	—	4,167

Total current assets	54,796	12,481	7,904	3,992	(2,014)	77,159
Property, plant and equipment, net	—	12,725	9	1,137	—	13,871
Goodwill, intangible assets and other assets, net	—	70,457	2,845	(1,886)	—	71,416
Investment in subsidiaries	(6,379)	12,906	—	—	(6,527)	—
Deferred tax asset	54,422	—	—	—	—	54,422

Total assets	$102,839	$108,569	$10,758	$3,243	$(8,541)	$216,868

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other	$—	$23,077	$22	$1,074	$—	$24,173
Long-term debt, current portion	—	568	—	—	—	568

Total current liabilities	—	23,645	22	1,074	—	24,741
Long-term debt, less current portion	—	89,288	—	—	—	89,288
Total stockholders’ equity	102,839	(4,364)	10,736	2,169	(8,541)	102,839

Total liabilities and stockholders’ equity	$102,839	$108,569	$10,758	$3,243	$(8,541)	$216,868

Unaudited Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$25,211	$5,424	$—	$1,450	$—	$32,085
Accounts receivable, net	—	31,860	—	1,845	—	33,705
Inventories, net	—	13,074	—	4,070	(2,561)	14,583
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany, net	18,563	(20,315)	5,885	(3,869)	(264)	—
Other current assets	591	4,056	—	2	321	4,970

Total current assets	54,612	34,099	5,885	3,498	(2,504)	95,590
Property, plant and equipment, net	—	12,912	10	1,160	—	14,082
Goodwill, intangible assets and other assets, net	—	73,998	2,986	(1,903)	(2,513)	72,568
Investment in subsidiaries	(9,183)	10,810	—	—	(1,627)	—
Deferred tax asset	55,484	—	—	—	—	55,484

Total assets	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other	$—	$26,169	$20	$806	$—	$26,995
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	—	27,443	20	806	—	28,269
Long-term debt, less current portion	—	108,542	—	—	—	108,542
Total stockholders’ equity	100,913	(4,166)	8,861	1,949	(6,644)	100,913

Total liabilities and stockholders’ equity	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 29, 2003
(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$44,503	$2,380	$6,665	$(6,494)	$47,054
Costs of goods sold	—	23,338	—	4,753	(6,830)	21,261

Gross profit	—	21,165	2,380	1,912	336	25,793
Operating expenses:
Sales and marketing	—	10,460	1	1,991	—	12,452
General and administrative	—	6,679	246	—	(292)	6,633
Research and development	—	668	266	—	—	934

Total operating expenses	—	17,807	513	1,991	(292)	20,019

Income from operations	—	3,358	1,867	(79)	628	5,774
Income from subsidiaries	2,693	1,874	—	—	(4,567)	—
Interest income (expense) and other, net	28	(3,160)	—	122	—	(3,010)

Income before income taxes	2,721	2,072	1,867	43	(3,939)	2,764
Provision for income taxes	(1,062)	—	—	(43)	—	(1,105)

Net income	$1,659	$2,072	$1,867	$—	$(3,939)	$1,659

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 30, 2002
(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$45,050	$—	$4,906	$(5,517)	$44,439
Costs of goods sold	—	21,154	—	3,239	(3,787)	20,606

Gross profit	—	23,896	—	1,667	(1,730)	23,833
Operating expenses:
Sales and marketing	—	10,737	—	1,348	—	12,085
General and administrative	—	5,604	—	—	—	5,604
Research and development	—	629	—	—	—	629

Total operating expenses	—	16,970	—	1,348	—	18,318

Income from operations	—	6,926	—	319	(1,730)	5,515
Income from subsidiaries	2,349	321	—	—	(2,670)	—
Interest income (expense) and other, net	28	(3,151)	—	2	(17)	(3,138)

Income before income taxes	2,377	4,096	—	321	(4,417)	2,377
Provision for income taxes	(927)	—	—	—	—	(927)

Net income	$1,450	$4,096	$—	$321	$(4,417)	$1,450

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2003
(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$3,226	$(1,511)	$143	$66	$1,924
Investing activities
Purchases of property, plant and equipment	—	(864)	—	(80)	(944)
Other assets, net	—	26	—	—	26

Net cash used in investing activities	—	(838)	—	(80)	(918)
Financing activities
Repayment of long-term debt	—	(20,000)	—	—	(20,000)
Net proceeds from (costs of) issuance of common stock	91	—	—	—	91
Intercompany obligations	(23,241)	24,201	(143)	(817)	—

Net cash (used in) provided by financing activities	(23,150)	4,201	(143)	(817)	(19,909)
Effect of exchange rate changes on cash	—	—	—	19	19

Net increase (decrease) in cash and cash equivalents	(19,924)	1,852	—	(812)	(18,884)
Cash and cash equivalents at beginning of period	25,211	5,424	—	1,450	32,085

Cash and cash equivalents at end of period	$5,287	$7,276	$—	$638	$13,201

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 30, 2002
(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(521)	$717	$—	$(1,563)	$(1,367)
Investing activities
Purchases of property, plant and equipment	—	(265)	—	(638)	(903)
Purchase of intangible assets				(2,123)	(2,123)
Other assets, net	—	116	—	(32)	84

Net cash used in investing activities	—	(2,272)	—	(670)	(2,942)
Financing activities
Repayment of long-term debt	—	(316)	—	—	(316)
Net proceeds from (costs of) issuance of common stock	(16)	(42)	—	42	(16)
Intercompany obligations	537	(3,418)	—	2,881	—

Net cash (used in) provided by financing activities	521	(3,776)	—	2,923	(332)
Effect of exchange rate changes on cash	—	12	—	(115)	(103)

Net increase (decrease) in cash and cash equivalents	—	(5,319)	—	575	.(4,744)
Cash and cash equivalents at beginning of period	—	25,572	—	242	25,814

Cash and cash equivalents at end of period	$—	$20,253	$—	$817	$21,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

     dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary, dj Orthopedics, LLC (dj Ortho), and dj Ortho’s subsidiaries is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market.

Performance Improvement Program

     In August 2002, we commenced a company-wide performance improvement program with the objective of reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. We retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program.

     With the objective of reducing costs by streamlining our organization structure, our performance improvement program included the elimination of several senior management positions and other employee positions. We also moved the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 United States positions. A comparable number of positions were added in Mexico. The manufacturing move reduced our manufacturing costs for the three months ended March 29, 2003 and is intended to provide ongoing manufacturing cost reductions. Other focuses of the performance improvement program included reducing operating expenses; improving the profitability of revenue from our OfficeCare® and Insurance channels; improving working capital management and improving our business processes and information systems. We also refocused our resources on our core rehabilitation business and discontinued the marketing of our Alaron Surgical™ products and our knee replacement product in 2002. Although our performance improvement program was substantially completed by the end of 2002, no assurance can be given that we will be successful in achieving or sustaining the desired goals.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

     Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for: i) contractual allowances for reimbursement amounts from our third party payer customers based on negotiated contracts and historical experience for non-contracted payers; and, ii) doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third party payers for our third party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. In 2003, we reserve for and reduce gross revenues by between 21% and 29% for these contractual allowances; previously, we reserved between 20% and 28%. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and amounts disallowed by the third party payers, primarily for various reasons which we categorize as billing exceptions. Direct billed customers represent approximately 70% of our net receivables at March 29, 2003 and we have historically experienced write-offs of less than 2% of these receivables. Our third party reimbursement customers represent approximately 30% of our net receivables at March 29, 2003 and we estimate bad debt expense to be approximately 7% of amounts due from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payers were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. As disclosed in our Forms 10-Q and 10-K for 2002, during the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by our third party billing companies. Historically, we relied heavily on these billing companies to provide information about the OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of historical third party billing problems, we had experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare® and Insurance programs. In addition, in December 2002 we initiated the transition to a new third party insurance billing service provider and we continue to resolve issues related to our previous service providers and accounts receivable aged over one year. Accordingly, we increased our related reserves by an aggregate of $6.7 million during the year ended December 31, 2002. Based on information currently available to us, we believe we have provided adequate reserves for our third party payer accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if the transition to our new third party insurance billing service provider is not successful, we may be required to increase our reserve estimates.

     Reserve for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand in our OfficeCare® locations are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products. In connection with our decision, as part of the performance improvement program, to discontinue marketing our Alaron Surgical™ products and our knee replacement product, we recorded provisions in 2002 to reserve all remaining net inventories related to these products. We also provided reserves in 2002 for all remaining net inventories of our OrthoPulse™ product based on the inability of the manufacturer of OrthoPulse to make any material progress in achieving FDA approval for the product. We also increased our estimates of reserves required for certain other excess inventories in 2002. Aggregate inventory reserves recorded in 2002 in connection with these decisions were $5.1 million.

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

     Valuation Allowance for Deferred Tax Asset. As of March 29, 2003, we have recorded approximately $64.7 million of net deferred tax assets related primarily to tax deductible goodwill arising at the date of reorganization and not recognized for book purposes and net losses during 2002. Realization of our deferred tax assets is dependent on our ability to generate approximately $170.0 million of future taxable income over the next 10 years. As discussed above, we expect that our performance improvement program will generate cost reductions and revenue growth of a sufficient level that management believes it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess the need for valuation allowances. In the event that we are not profitable during 2003, no tax benefit will be provided on the losses. If we are in a loss position by the end of 2003, it is possible that some or all of our deferred tax assets may need to be reserved through a valuation allowance.

     Goodwill and Other Intangibles. At December 31, 2002, goodwill and other intangible assets were evaluated for impairment as required by SFAS No. 144. We did not recognize any goodwill impairment as a result of performing this annual test. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Upon initially recording our goodwill and certain of our other intangible assets, we used an independent valuation firm. Subsequently, we have used the same methodology and updated our assumptions. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages.

     In 2002, we recorded an impairment charge for certain long-lived assets as a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated. The value of our goodwill and other intangible assets is exposed to future impairments if we experience declines in operating results, if additional negative industry or economic trends occur or if our future performance is below our projections or estimates.

Income Statement Reclassifications

     Effective in our Annual Report on Form 10-K for the year ended December 31, 2002, we have reclassified certain amounts within our consolidated statements of operations. All statement of operations information included herein has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

Segments

     We have four reportable segments, as defined by FASB SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect our sales channels and are as follows:

•	DonJoy®, in which our products are sold by 38 independent sales agents who employ over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which we maintain an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and arrange billing to the patient or third party payer. The majority of these billings are performed by an independent third party contractor. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been customers. As of March 29, 2003, the OfficeCare® program was located at over 500 physician offices throughout the United States; and

•	International, in which our products are sold in foreign countries through wholly-owned subsidiaries or independent distributors. We market our products in over 40 countries primarily in Europe, the United Kingdom, Australia, Canada and Japan.

     Set forth below is revenue, gross profit and operating income information for our segments for the three months ended (in thousands):

	March 29, 2003	March 30, 2002

DonJoy:
Net revenues	$22,854	$22,062
Gross profit	$12,579	$13,638
Gross profit margin	55.0%	61.8%
Operating income	$5,008	$6,324
Operating income as a percent of net revenues	21.9%	28.7%
ProCare:
Net revenues	$11,267	$11,017
Gross profit	$4,460	$2,886
Gross profit margin	39.6%	26.2%
Operating income	$2,253	$843
Operating income as a percent of net revenues	20.0%	7.7%
OfficeCare:
Net revenues	$5,822	$6,099
Gross profit	$4,410	$4,605
Gross profit margin	75.7%	5.5%
Operating income	$132	$599
Operating income as a percent of net revenues	2.3%	9.8%
International:
Net revenues	$7,111	$5,261
Gross profit	$4,344	$2,704
Gross profit margin	61.1%	51.4%
Operating income	$2,092	$800
Operating income as a percent of net revenues	29.4%	15.2%

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The following table sets forth our operating results as a percentage of net revenues for the three months ended:

	March 29, 2003	March 30, 2002

Net revenues:
DonJoy	48.6%	49.7%
ProCare	23.9	24.8
OfficeCare	12.4	13.7
International	15.1	11.8

Total net revenues	100.0	100.0
Costs of goods sold	45.2	46.4

Gross profit	54.8	53.6
Operating expenses:
Sales and marketing	26.4	27.2
General and administrative	14.1	12.6
Research and development	2.0	1.4

Total operating expenses	42.5	41.2

Income from operations	12.3	12.4
Interest expense, net of interest income	(6.7)	(6.7)
Other income (expense)	0.3	(0.4)

Income before income taxes	5.9	5.3
Provision for income taxes	(2.4)	(2.1)

Net income	3.5%	3.2%

Three Months Ended March 29, 2003 Compared To Three Months Ended March 30, 2002

Net Revenues. Net revenues increased $2.7 million, or 6%, to $47.1 million for the first quarter of 2003 from $44.4 million for the first quarter 2002. Net revenues for the first quarter of 2003 for our DonJoy, ProCare, OfficeCare and International segments were $22.9 million, $11.3 million, $5.8 million and $7.1 million, respectively, compared to prior year amounts of $22.1 million, $11.0 million, $6.1 million and $5.3 million, respectively. The first quarter of 2003 included 62 shipping days, while the first quarter of 2002 included 63 shipping days. Average daily sales increased 8% in the first quarter of 2003 compared to the first quarter 2002. Average daily sales in the first quarter of 2003 for the DonJoy and ProCare segments increased 5% and 4%, respectively, compared to the first quarter of 2002. Average daily sales in the International segment increased 37%. Net revenue in the International segment in the first quarter of 2003 included a benefit from favorable changes in exchange rates compared to the rates in effect in the first quarter of 2002. Average daily sales in the first quarter of 2003 for the International segment, measured in local currencies, increased 28% compared to the first quarter of 2002. Exclusive of exchange rate effects, the International segment growth is primarily attributable to increased sales in Germany. We began direct distribution in Germany in January 2002. The first quarter of 2002 included the start up operations of our direct distributorship in Germany, which were impacted by a dispute with our former third party distributor. Average daily sales in the first quarter 2003 for the OfficeCare segment decreased by 3% compared to the first quarter 2002. OfficeCare net revenue in the first quarter of 2003 was reduced by approximately $0.5 million due to a change in the Medicare reimbursement code for certain of our fracture boot products. Net revenue in the first quarter of 2003 for the OfficeCare segment was also reduced by the impact of an increase, effective in the second quarter of 2002, in our estimates of reserves for contractual allowances applicable to sales in this segment. In addition, OfficeCare revenue in the current quarter includes revenue from fewer accounts than in the comparable prior year quarter, primarily due to accounts terminated in 2002 in connection with our review of the profitability metrics of our OfficeCare accounts in connection with our performance improvement program.

Gross Profit. Gross profit increased $2.0 million, or 8%, to $25.8 million for the first quarter of 2003 from $23.8 million for the first quarter 2002. Gross profit margin increased 1.2% to 54.8% for the first quarter of 2003 as compared to 53.6% for the first quarter 2002. The improvement in gross margin is primarily related to the successful move of a substantial portion of our remaining U.S. manufacturing to Mexico in the fourth quarter 2002, as well as the completion of other manufacturing cost reduction initiatives. Gross profit for the first quarter of 2003 for our DonJoy, ProCare OfficeCare and International segments was $12.6 million, $4.5 million, $4.4 million and $4.3 million, respectively, representing gross profit margins of 55.0%, 39.6%, 75.7% and 61.1%, respectively.

Comparatively, gross profit for the first quarter of 2002 for DonJoy, ProCare, OfficeCare and International was 61.8%, 26.2%, 75.5% and 51.4%, respectively. Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit in the DonJoy segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy custom rigid bracing products, which continue to be manufactured in the U.S. In addition, the reduction in OfficeCare revenues for the change in Medicare reimbursement for certain of our fracture boot products offset the positive impact on OfficeCare segment gross profit of the manufacturing move to Mexico. International gross profit in the first quarter of 2002 included sales of lower gross margin surgical products through our Australian subsidiary, which are no longer offered in 2003.

Sales and Marketing Expenses. Sales and marketing expenses increased $0.4 million, or 3%, to $12.5 million for the first quarter of 2003 from $12.1 million for the first quarter of 2002. Sales and marketing expenses decreased as a percentage of revenues to 26.5% in the first quarter of 2003 from 27.2% in the comparable period of 2002. The decrease is primarily due to the change in product sales mix within our segments and our cost reduction initiatives associated with our performance improvement program.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 18%, to $6.6 million for the first quarter of 2003 from $5.6 million for first quarter of 2002. The increase was primarily due to higher expenses for insurance costs, legal activities, costs related to our foreign subsidiaries in Germany, the United Kingdom and Canada and our OfficeCare® program, offset by our cost reduction initiatives associated with our performance improvement program. Overall, general and administrative expenses increased as a percentage of revenues to 14.1% for the first quarter of 2003 from 12.6% for the comparable period of 2002.

Research and Development Expenses. Research and development expenses increased $0.3 million, or 50%, to $0.9 million for the first quarter of 2003 from $0.6 million f547or the first quarter of 2002 primarily due to increased legal costs associated with patented technology.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased approximately $0.2 million, or 7%, to $3.2 million in the first quarter of 2003 from $3.0 million in the first quarter of 2002 due to the write-off of approximately $0.2 million in debt issuance costs associated with the prepayment of $20.0 million on our bank term loans.

Other Income (Expense). Other income (expense) reflects favorable exchange rate gains for the first quarter of 2003. The first quarter of 2002 included discontinued acquisition costs.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first quarter 2003 as compared to approximately 39% for the first quarter 2002.

Net Income. Net income was $1.7 million for the first quarter of 2003 compared to net income of $1.5 million for the first quarter of 2002 as a result of the changes discussed above.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at March 29, 2003 was $89.9 million.

     Net cash provided by (used in) operating activities was $1.9 million and $(1.4) million in the first three months of 2003 and 2002, respectively. The net cash provided in the first three months of 2003 primarily reflects a net decrease in inventories offset by amounts paid for costs accrued in 2002 in connection with our performance improvement program.

     Net cash used in investing activities was $0.9 million and $2.9 million in the first three months of 2003 and 2002, respectively. Cash used in investing activities in the first three months of 2002 included the acquisition of distribution rights in conjunction with a terminated distribution agreement.

     Net cash used in financing activities was $19.9 million and $0.3 million in the first three months of 2003 and 2002, respectively. Cash used in 2003 reflects a $20.0 million prepayment on our bank term loans.

     Contractual Obligations and Commercial Commitments. The $75.0 million of outstanding Notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which an aggregate of $15.8 million was outstanding at March 29, 2003. We also have available up to $25.0 million under our revolving bank credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of March 29, 2003, we did not have any amount outstanding under the revolving bank credit facility. Borrowings under the term loans and on the revolving bank credit facility bear interest at variable rates plus an applicable margin. At March 29, 2003, the effective interest rate on the term loans was 4.0625%.

     We are required to make annual mandatory payments of the term loans under the bank credit facility in an amount equal to 50% of excess cash flow (75% if our ratio of total debt to EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. We have had no excess cash flow to date. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of our interest in our Australian subsidiary on December 31, 2002. On March 28, 2003, we made a prepayment of principal on the term loans totaling approximately $20.0 million including the required prepayment. To date, no other mandatory prepayments have been required.

     The bank credit facility and the indenture governing our Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the bank credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In October 2002 and February 2003, we completed amendments to our bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for 2002 and 2003. We were in compliance with all financial covenants, as amended, as of March 29, 2003. The amended bank credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 5.75 to 1.00 at March 29, 2003 and gradually decreasing during 2003 to 3.50 to 1.00 at December 31, 2003 and thereafter, and a ratio of consolidated EBITDA to consolidated interest expense of at least 1.70 to 1.00 at March 29, 2003 and gradually increasing during 2003 to 2.50 to 1.00 at December 31, 2003 and thereafter. At March 29, 2003, our ratio of total debt to consolidated EBITDA was approximately 4.39 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 1.84 to 1.00.

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

     As of March 29, 2003, we had total liquidity available of approximately $13.2 million in cash and cash equivalents and $25.0 million available under our revolving bank credit facility. For the remainder of 2003, we expect to spend total cash of approximately $18.1 million for the following requirements:

•	approximately $10.4 million scheduled principal and interest payments on our bank credit facility and the Senior Subordinated Notes;

•	up to $7.7 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2003.

Forward-Looking Statements

     This quarterly report on Form 10-Q includes forward-looking statements intended to be within the safe-harbor for such statements provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, financing plans, cost reduction programs, our competitive position and the effects of competition and the projected growth of the markets in which we operate. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2002 filed with SEC in March 2003, and you are cautioned to consider these risk factors in connection with such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving bank credit facility which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of March 29, 2003, we had $75.0 million principal amount of fixed rate debt represented by our Senior Subordinated Notes and $15.8 million of variable rate debt represented by borrowings under the bank credit facility (at an interest rate of 4.0625% at March 29, 2003). Based on our current balance outstanding under the bank credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.2 million on an annual basis. At March 29, 2003, up to $25.0 million of variable rate borrowings were available under the revolving bank credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At March 29, 2003, we had no derivative financial instruments outstanding.

     Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. The U.S. dollar equivalent of international sales denominated in foreign currencies in the three months ended March 29, 2003 and March 30, 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling. As we continue to distribute our products in selected foreign countries, we expect that future sales of our products in these markets will continue to be denominated in the applicable foreign currencies which could cause currency fluctuations to more materially impact our operating results. In the future, we may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At March 29, 2003, we had no hedging transactions in place.

     Our distribution and purchase agreement with IMD has provisions tied to the fluctuation of the Euro. In the event the value of the Euro in U.S. dollars on the date of payment of a $2.0 million licensing fee to be paid by us after final FDA approval of OrthoPulse™ is obtained changes from a specified rate, IMD reserves the right to adjust pricing on future products purchased by us from IMD to reflect the exchange rate in effect at that time. In the future, we may mitigate these risks by entering into hedging transactions.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management team, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering. dj Orthopedics, Inc. is named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, and the underwriters of our initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D., Kirby L. Cramer, and Damion E. Wicker, M.D. as defendants. On June 17, 2002, we and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. We believe the claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on our business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, U.S. Patent No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. The lawsuit seeks unspecified monetary damages and an injunction to prevent us from infringing the patents and from selling the relevant knee braces. We believe the claims are without merit and we have filed an answer and counterclaims seeking to invalidate the patents. Pursuant to a prior contractual obligation, we have agreed to indemnify and defend Smith & Nephew in this matter. The parties conducted a mediation session on this matter on March 25, 2003, and settlement discussions are occurring. No assurance can be given that the action will settle or that we will be able to achieve a favorable outcome in this litigation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 12, 2003 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC. (Registrant)

Date: May 12, 2003	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2003	BY:	/s/ VICKIE L. CAPPS

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	BY:	/s/ LESLIE H. CROSS

Leslie H. Cross
President and Chief Executive Officer

I, Vickie L. Capps, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of dj Orthopedics, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	BY:	/s/ VICKIE L. CAPPS

Vickie L. Capps
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

99.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.