Form 10-Q
period 2003-06-28
DJ ORTHOPEDICS INC
filed 2003-08-12
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM________TO________.

Commission File Number 001-16757

DJ ORTHOPEDICS, INC.

(Exact name of registrant as specified in charter)

DELAWARE	3842	33-0978270

(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2985 Scott Street
Vista, California 92081
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

Yes [X] No [ ]

The number of shares of the Registrant’s Common Stock outstanding at July 29, 2003 was 17,946,128 shares.

EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 2.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 28,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,016	$32,085
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $15,129 and $10,045 at June 28, 2003 and December 31, 2002, respectively	37,390	33,705
Inventories, net	13,588	14,583
Deferred tax asset, current portion	10,247	10,247
Other current assets	2,580	4,970

Total current assets	74,821	95,590
Property, plant and equipment, net	14,131	14,082
Goodwill	57,566	55,120
Intangible assets, net	16,224	13,335
Debt issuance costs, net	3,035	3,787
Deferred tax asset	52,679	55,484
Other assets	384	326

Total assets	$218,840	$237,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,776	$8,490
Accrued compensation	5,263	4,952
Accrued commissions	1,451	1,634
Accrued interest	509	395
Accrued performance improvement and restructuring costs	1,776	5,894
Other accrued liabilities	7,379	5,630
Long-term debt, current portion	568	1,274

Total current liabilities	23,722	28,269
12 5/8% Senior Subordinated Notes	74,079	74,002
Long-term debt, less current portion	15,247	34,540
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 and 25,000,000 shares authorized, none issued and outstanding at June 28, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.01 par value; 39,000,000 and 100,000,000 shares authorized, 17,901,796 shares and 17,872,956 shares issued and outstanding at June 28, 2003 and December 31, 2002, respectively	179	179
Additional paid-in-capital	65,569	65,478
Notes receivable from stockholders and officers for stock purchases	(2,306)	(2,197)
Accumulated other comprehensive income	1,586	1,037
Retained earnings	40,764	36,416

Total stockholders’ equity	105,792	100,913

Total liabilities and stockholders’ equity	$218,840	$237,724

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net revenues	$47,420	$45,709	$94,474	$90,148
Costs of goods sold	21,254	24,455	42,515	45,061

Gross profit	26,166	21,254	51,959	45,087
Operating expenses:
Sales and marketing	12,617	16,882	25,069	28,967
General and administrative	5,402	6,430	12,035	12,034
Research and development	1,060	739	1,994	1,368
Impairment of long-lived assets	—	1,918	—	1,918

Total operating expenses	19,079	25,969	39,098	44,287

Income (loss) from operations	7,087	(4,715)	12,861	800
Interest expense, net of interest income	(2,998)	(2,941)	(6,157)	(5,924)
Other income (expense)	398	(46)	547	(201)

Income (loss) before income taxes	4,487	(7,702)	7,251	(5,325)
(Provision) benefit for income taxes	(1,798)	2,843	(2,903)	1,916

Net income (loss)	$2,689	$(4,859)	$4,348	$(3,409)

Net income (loss) per share:
Basic	$0.15	$(0.27)	$0.24	$(0.19)
Diluted	$0.15	$(0.27)	$0.24	$(0.19)
Weighted average shares outstanding used to calculate per share information:
Basic	17,902	17,856	17,902	17,856
Diluted	18,336	17,856	18,178	17,856

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Operating activities
Net income (loss)	$4,348	$(3,409)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	9,658	11,484
Provision for excess and obsolete inventories	2,307	1,481
Provision for impairment of long-lived assets	—	1,918
Depreciation and amortization	3,711	3,628
Amortization of debt issuance costs and discount on Senior Subordinated Notes	828	468
Other non-cash adjustments	—	73
Changes in operating assets and liabilities, net	(14,629)	(12,943)

Net cash provided by operating activities	6,223	2,700
Investing activities
Purchases of property, plant and equipment	(2,372)	(2,361)
Proceeds from the sale of property, plant and equipment	—	226
Purchase of intangible assets	(3,000)	(2,765)
Purchase of business	(2,502)	—
Change in other assets, net	(58)	60

Net cash used in investing activities	(7,932)	(4,840)
Financing activities
Repayment of long-term debt	(20,000)	(635)
Net proceeds from (costs of) issuance of common stock	91	(317)

Net cash used in financing activities	(19,909)	(952)

Effect of exchange rate changes on cash and cash equivalents	549	590

Net decrease in cash and cash equivalents	(21,069)	(2,502)
Cash and cash equivalents at beginning of period	32,085	25,814

Cash and cash equivalents at end of period	$11,016	$23,312

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

Basis of Presentation

          The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 28, 2003 and June 29, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited consolidated financial statements as of and for the three and six months ended June 28, 2003 and June 29, 2002 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended June 28, 2003 are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

Per Share Information

          Earnings per share are computed in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. The weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Shares used in basic computations of net income (loss) per share – weighted average common shares outstanding	17,902	17,856	17,902	17,856
Net effect of dilutive common share equivalents based on treasury stock method	434	—	276	—

Shares used in computations of diluted net income (loss) per share	18,336	17,856	18,178	17,856

Stock-Based Compensation

          The Company accounts for its employee stock option plans and employee stock purchase plan under recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan under the fair value recognition provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (loss), as reported	$2,689	$(4,859)	$4,348	$(3,409)
Total stock-based employee compensation expense determined under fair value method for all options, net of related tax effects	(436)	(510)	(865)	(990)

Pro forma net income (loss)	$2,253	$(5,369)	$3,483	$(4,399)

Basic net income (loss) per share:
As reported	$0.15	$(0.27)	$0.24	$(0.19)

Pro forma	$0.13	$(0.30)	$0.19	$(0.25)

Diluted net income (loss) per share:
As reported	$0.15	$(0.27)	$0.24	$(0.19)

Pro forma	$0.12	$(0.30)	$0.19	$(0.25)

Foreign Currency Translation

          The financial statements of the Company’s international subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as other income or expense.

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

2.	Financial Statement Information

          Inventories consist of the following (in thousands):

	June 28, 2003	December 31, 2002

Raw materials	$6,328	$5,774
Work-in-progress	1,288	1,090
Finished goods	11,420	12,283

	19,036	19,147
Less reserves, primarily for excess and obsolete inventories	(5,448)	(4,564)

	$13,588	$14,583

3.	Comprehensive Income

          Comprehensive income consists of the following components (in thousands):

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Reported net income (loss)	$2,689	$(4,859)	$4,348	$(3,409)
Comprehensive income (loss):
Foreign currency translation adjustment	373	693	549	590

Comprehensive income (loss)	$3,062	$(4,166)	$4,897	$(2,819)

4.	Accrued Performance Improvement and Restructuring Costs

          In August 2002, the Company commenced a company-wide performance improvement program with the objective of reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. Performance improvement and restructuring costs accrued in 2002 are reflected in the accompanying unaudited consolidated balance sheet at June 28, 2003, as follows (in thousands):

	Accrual at	Cash payments	Accrual at
	December 31, 2002	in 2003	June 28, 2003

Employee severance costs	$1,830	$(1,552)	$278
Consulting fees	2,021	(2,021)	—
Lease termination and other exit costs	1,926	(481)	1,445
Other	117	(64)	53

Total	$5,894	$(4,118)	$1,776

5.	Purchase of Business

          In June 2003, the Company completed the purchase of specified assets and assumed certain liabilities of Dura*Kold Corporation (DuraKold) for an aggregate purchase price of $3.0 million, of which approximately $2.5 million was paid upon closing and the remainder will be paid in December 2003 subject to certain conditions. The assets acquired from DuraKold included tangible and intangible assets related to a line of proprietary cold wrap products for orthopedic and medical applications. The Company has sold the products manufactured by DuraKold since July 2001 under a distribution agreement. The DuraKold acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values with the remainder classified as goodwill. As of June 30, 2003, a preliminary allocation has been made, which will be updated, if necessary, in the third quarter of 2003.

6.	Segment and Related Information

          The Company has four reportable segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect the Company’s sales channels and are as follows:

•	DonJoy®, in which the Company’s products are sold by 38 independent sales agents who employ or contract with over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which the Company maintains an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and arranges billing to the patient or third party payer. The majority of these billings are performed for the Company by an independent third party contractor. The OfficeCare program is also intended to facilitate the introduction of the Company’s products to orthopedic sports medicine surgeons who had not previously been customers. As of June 28, 2003, the OfficeCare program was located at over 500 physician offices throughout the United States; and

•	International, in which the Company’s products are sold in foreign countries through wholly owned subsidiaries or independent distributors. The Company markets its products in over 40 countries primarily in Europe, Canada and Japan.

          Information regarding the Company’s reportable segments is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net revenues:
DonJoy	$23,192	$22,339	$46,046	$44,401
ProCare	11,659	12,018	22,926	23,035
OfficeCare	6,005	5,525	11,827	11,624
International	6,564	5,827	13,675	11,088

Consolidated net revenues	47,420	45,709	94,474	90,148

Gross profit:
DonJoy	13,047	12,692	25,626	26,330
ProCare	4,879	3,071	9,339	5,957
OfficeCare	4,567	3,955	8,977	8,560
International	3,673	2,816	8,017	5,520

Gross profit from reportable segments	26,166	22,534	51,959	46,367
Costs not allocated to segments	—	(1,280)	—	(1,280)

Consolidated gross profit	26,166	21,254	51,959	45,087

Income (loss) from operations:
DonJoy	5,325	4,830	10,333	11,154
ProCare	2,526	620	4,779	1,463
OfficeCare	258	(3,736)	390	(3,137)
International	1,623	472	3,715	1,272

Income from operations of reportable segments	9,732	2,186	19,217	10,752
Expenses not allocated to segments	(2,645)	(6,901)	(6,356)	(9,952)

Consolidated income (loss) from operations	$7,087	$(4,715)	$12,861	$800

          The accounting policies of the reportable segments are the same as the Company’s. dj Ortho allocates resources and evaluates the performance of segments based on income from operations and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. dj Ortho does not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

          For the three and six months ended June 28, 2003 and June 29, 2002, the Company had no individual customer or distributor within a segment that accounted for 10% or more of total annual revenues.

          Net revenues, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

United States	$40,856	$39,537	$80,799	$78,715
Europe	4,693	3,573	9,665	6,806
Other countries	1,871	2,599	4,010	4,627

Total consolidated net revenues	$47,420	$45,709	$94,474	$90,148

     Total assets by region were as follows (in thousands):

	June 28, 2003	December 31, 2002

United States	$230,621	$238,031
International	4,369	2,743
Eliminations	(16,150)	(3,050)

Total consolidated assets	$218,840	$237,724

6.     Contingencies

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with the Company’s November 15, 2001 initial public offering. The Company is named as a defendant along with Leslie H. Cross, President and Chief Executive Officer, Cyril Talbot III, former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of the Company’s Board of Directors, and the underwriters of the Company’s initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with the Company’s registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds the Company’s outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and former director Damion E. Wicker, M.D. as defendants. On June 17, 2002, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. as lead plaintiff. The Company believes the remaining claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company’s business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against the Company and its former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. (collectively, GII). On May 29, 2003 the parties reached a resolution in this matter. Under the terms of the settlement agreement, the Company received a license to certain GII patents in dispute for the remaining life of the patents, or approximately ten years. The license clears the way for the Company to continue selling its OAdjuster® knee brace, its flagship osteoarthritis product and future derivatives of this product. In exchange, the Company paid GII $3 million in June 2003 and will pay another $1 million in January 2004. The $4.0 million license fee has been recorded as an intangible asset, which will be amortized as expense over the shorter of the estimated revenue stream from the related products or the life of the patents.

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

8.     Condensed Consolidating Financial Information

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

     The following supplemental condensed consolidating financial information presents the balance sheet as of June 28, 2003 and December 31, 2002, the statements of operations for the three and six months ended June 28, 2003 and June 29, 2002 and statements of cash flows for the six months ended June 28, 2003 and June 29, 2002. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, Australia (divested in December 2002), the United Kingdom and Canada (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

	Unaudited Condensed Consolidating Balance Sheet
	June 28, 2003
	(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$—	$9,992	$(8)	$1,032	$—	$11,016
Accounts receivable, net	—	34,903	—	2,487	—	37,390
Inventories, net	—	11,388	—	4,457	(2,257)	13,588
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany receivable (payable), net	46,134	(50,219)	7,313	(3,228)	—	—
Other current assets	24	2,208	—	348	—	2,580

Total current assets	56,405	8,272	7,305	5,096	(2,257)	74,821
Property, plant and equipment, net	—	12,967	8	1,156		14,131
Goodwill, intangible assets and other assets, net	—	70,442	6,667	100	—	77,209
Intercompany loans	—	1,983	—	(1,983)	—	—
Investment in subsidiaries	(3,263)	17,156	—		(13,893)	—
Deferred tax asset	52,679	—	—	—	—	52,679

Total assets	$105,821	$110,820	$13,980	$4,369	$(16,150)	$218,840

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other	$29	$21,937	$33	$1,155	$—	$23,154
Long-term debt, current portion	—	568	—	—	—	568

Total current liabilities	29	22,505	33	1,155	—	23,722
Long-term debt, less current portion	—	89,326	—	—	—	89,326
Total stockholders’ equity	105,792	(1,011)	13,947	3,214	(16,150)	105,792

Total liabilities and stockholders’ equity	$105,821	$110,820	$13,980	$4,369	$(16,150)	$218,840

	Unaudited Condensed Consolidating Balance Sheet
	December 31, 2002
	(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$25,211	$5,424	$—	$1,450	$—	$32,085
Accounts receivable, net	—	31,860	—	1,845	—	33,705
Inventories, net	—	13,074	—	4,070	(2,561)	14,583
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany receivable (payable), net	20,296	(23,029)	6,701	(4,190)	222	—
Other current assets	607	4,039	—	324	—	4,970

Total current assets	56,361	31,368	6,701	3,499	(2,339)	95,590
Property, plant and equipment, net	—	12,915	10	1,157	—	14,082
Goodwill, intangible assets and other assets, net	—	69,511	2,986	71	—	72,568
Intercompany loans	—	1,983	—	(1,983)	—	—
Investment in subsidiaries	(10,903)	11,615	—	—	(712)	—
Deferred tax asset	55,484	—	—	—	—	55,484

Total assets	$100,942	$127,392	$9,697	$2,743	$(3,050)	$237,724

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other	$29	$26,143	$20	$803	$—	$26,995
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	29	27,417	20	803	—	28,269
Long-term debt, less current portion	—	108,542	—	—	—	108,542
Total stockholders’ equity	100,913	(8,567)	9,677	1,940	(3,050)	100,913

Total liabilities and stockholders’ equity	$100,942	$127,392	$9,697	$2,743	$(3,050)	$237,724

	Unaudited Condensed Consolidating Statement of Operations
	For the Three Months Ended June 28, 2003
	(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$46,469	$2,476	$6,528	$(8,053)	$47,420
Costs of goods sold	—	23,626	—	5,077	(7,449)	21,254

Gross profit	—	22,843	2,476	1,451	(604)	26,166
Operating expenses:
Sales and marketing	—	11,356	—	1,261	—	12,617
General and administrative	—	5,402	278	—	(278)	5,402
Research and development	—	679	381	—	—	1,060

Total operating expenses	—	17,437	659	1,261	(278)	19,079

Income from operations	—	5,406	1,817	190	(326)	7,087
Equity in income of subsidiaries	4,457	2,058	—	—	(6,515)	—
Interest income (expense) and other, net	30	(3,007)	—	377	—	(2,600)

Income before income taxes	4,487	4,457	1,817	567	(6,841)	4,487
Provision for income taxes	(1,798)	(49)	—	(49)	98	(1,798)

Net income	$2,689	$4,408	$1,817	$518	$(6,743)	$2,689

	Unaudited Condensed Consolidating Statement of Operations
	For the Six Months Ended June 28, 2003
	(In thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$90,973	$4,855	$13,195	$(14,549)	$94,474
Costs of goods sold	—	46,970	—	9,831	(14,286)	42,515

Gross profit	—	44,003	4,855	3,364	(263)	51,959
Operating expenses:
Sales and marketing	—	21,813	—	3,256	—	25,069
General and administrative	—	12,018	579	—	(562)	12,035
Research and development	—	1,347	647	—	—	1,994

Total operating expenses	—	35,178	1,226	3,256	(562)	39,098

Income from operations	—	8,825	3,629	108	299	12,861
Equity in income of subsidiaries	7,190	4,535	—	—	(11,725)	—
Interest income (expense) and other, net	61	(6,170)	—	499	—	(5,610)

Income before income taxes	7,251	7,190	3,629	607	(11,426)	7,251
Provision for income taxes	(2,903)	(90)	—	(90)	180	(2,903)

Net income	$4,348	$7,100	$3,629	$517	$(11,246)	$4,348

	Unaudited Condensed Consolidating Statement of Operations
	For the Three Months Ended June 29, 2002
	(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$41,292	$2,360	$4,007	$(1,950)	$45,709
Cost of goods sold	—	21,147	—	2,316	(1,852)	21,611

Gross profit	—	20,145	2,360	1,691	(98)	24,098
Operating expenses:
Sales and marketing	—	17,191	21	1,343	—	18,555
General and administrative	8	6,704	413	545	—	7,670
Research and development	—	603	67	—	—	670
Impairment of long-lived assets	—	1,918	—	—	—	1,918

Total operating expenses	8	26,416	501	1,888	—	28,813

Income (loss) from operations	(8)	(6,271)	1,859	(197)	(98)	(4,715)
Equity in income of subsidiaries	(7,723)	1,547	—	—	6,176	—
Interest income (expense) and other, net	29	(2,999)	—	—	(17)	(2,987)

Income (loss) before income taxes	(7,702)	(7,723)	1,859	(197)	6,061	(7,702)
Benefit for income taxes	2,843	—	—		—	2,843

Net income (loss)	$(4,859)	$(7,723)	$1,859	$(197)	$6,061	$(4,859)

	Unaudited Condensed Consolidating Statement of Operations
	For the Six Months Ended June 29, 2002
	(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Elims	Consolidated

Net revenues	$—	$86,342	$2,360	$7,375	$(5,929)	$90,148
Cost of goods sold	—	39,563	—	4,045	(4,101)	39,507

Gross profit	—	46,779	2,360	3,330	(1,828)	50,641
Operating expenses:
Sales and marketing	—	30,523	21	2,278	—	32,822
General and administrative	23	12,461	413	977	—	13,874
Research and development	—	1,160	67	—	—	1,227
Impairment of long-lived assets	—	1,918	—	—	—	1,918

Total operating expenses	23	46,062	501	3,255	—	49,841

Income (loss) from operations	(23)	717	1,859	75	(1,828)	800
Equity in income of subsidiaries	(5,360)	72	—	—	5,288	—
Interest income (expense) and other, net	58	(6,149)	—	2	(36)	(6,125)

Income (loss) before income taxes	(5,325)	(5,360)	1,859	77	3,424	(5,325)
Benefit for income taxes	1,916	—	—	—	—	1,916

Net income (loss)	$(3,409)	$(5,360)	$1,859	$77	$3,424	$(3,409)

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 28, 2003
	(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$7,627	$(25)	$(568)	$(811)	$6,223
Investing activities
Purchases of property, plant and equipment	—	(2,173)	—	(199)	(2,372)
Purchase of intangible assets	—		(3,000)	—	(3,000)
Purchase of business	—	(2,405)	(97)	—	(2,502)
Other assets, net	—	(38)	—	(20)	(58)

Net cash used in investing activities	—	(4,616)	(3,097)	(219)	(7,932)
Financing activities
Repayment of long-term debt	—	(20,000)	—	—	(20,000)
Net proceeds from (costs of) issuance of common stock	91	—	—	—	91
Payments (made) received for intercompany obligations	(32,929)	29,209	3,657	63	—

Net cash (used in) provided by financing activities	(32,838)	9,209	3,657	63	(19,909)
Effect of exchange rate changes on cash	—	—	—	549	549

Net increase (decrease) in cash and cash equivalents	(25,211)	4,568	(8)	(418)	(21,069)
Cash and cash equivalents at beginning of period	25,211	5,424	—	1,450	32,085

Cash and cash equivalents at end of period	$—	$9,992	$(8)	$1,032	11,016

	Unaudited Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 29, 2002
	(in thousands)

				Non-
	DJO, Inc.	DJO, LLC	DJODC	Guarantors	Consolidated

Operating activities
Net cash provided by (used in) operating activities	$(920)	$3,528	$2,076	$(1,984)	$2,700
Investing activities
Purchases of property, plant and equipment	—	(1,372)	(14)	(975)	(2,361)
Proceeds from the sale of property, plant and equipment	—	5	—	221	226
Purchase of intangible assets	—	798	(3,563)	—	(2,765)
Other assets, net	—	109	—	(49)	60

Net cash used in investing activities	—	(460)	(3,577)	(803)	(4,840)
Financing activities
Repayment of long-term debt	—	(635)	—	—	(635)
Net proceeds from (costs of) issuance of common stock	(317)	(3,660)	3,562	98	(317)
Payments (made) received for intercompany obligations	18,281	(20,144)	(2,055)	3,918	—

Net cash (used in) provided by financing activities	17,964	(24,439)	1,507	4,016	(952)
Effect of exchange rate changes on cash	—	—	—	590	590

Net increase (decrease) in cash and cash equivalents	17,044	(21,371)	6	1,819	(2,502)
Cash and cash equivalents at beginning of period	—	25,572	—	242	25,814

Cash and cash equivalents at end of period	$17,044	$4,201	$6	$2,061	$23,312

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     With the objective of reducing costs by streamlining our organization structure, our performance improvement program included the elimination of several senior management positions and other employee positions. We also moved the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 United States positions. A comparable number of positions were added in Mexico. The manufacturing move reduced our manufacturing costs for the three and six months ended June 28, 2003 and is intended to provide ongoing manufacturing cost reductions. Other focuses of the performance improvement program included reducing operating expenses; improving the profitability of revenue from our OfficeCare® and Insurance channels; improving working capital management and improving our business processes and information systems. We also refocused our resources on our core rehabilitation business and discontinued the marketing of our Alaron Surgical™ products and our knee replacement product in 2002. Although our performance improvement program was substantially completed by the end of 2002, no assurance can be given that we will be successful in achieving or sustaining the desired goals.

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

     Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for: i) contractual allowances for reimbursement amounts from our third-party payer customers based on negotiated contracts and historical experience for non-contracted payers; and, ii) doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third party payers for our third party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. In 2002 and 2003, we reserved for and reduced gross revenues from third party payers by between 20% and 29% for these contractual allowances. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and third party reimbursement billings which ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 67% of our net accounts receivable at June 28, 2003 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third party reimbursement customers represent approximately 33% of our net receivables at June 28, 2003 and we estimate bad debt expense to be approximately 7 - 12% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payers were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. As disclosed in our Forms 10-Q and 10-K for 2002, during the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by our third party billing companies. Historically, we relied heavily on these billing companies to provide information about the accounts receivable of our OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information in the second quarter of 2002 revealed that, as a result of historical third party billing problems, we had experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare® and Insurance programs. In addition, in March 2003 we completed the transition to a new third party insurance billing service provider and we continue to resolve issues related to our previous service providers and accounts receivable aged over one year. Based on information currently available to us, we believe we have provided adequate reserves for our third party payer accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if the transition to our new third party insurance billing service provider is not successful, we may be required to increase our reserve estimates.

     Reserve for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand, primarily in our OfficeCare® locations, are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products. In connection with our decision, as part of the performance improvement program, to discontinue marketing our Alaron SurgicalTM products and our knee replacement product, we recorded provisions in 2002 to reserve all remaining net inventories related to these products. We also provided reserves in 2002 for all remaining net inventories of our OrthoPulseTM product based on the inability of the manufacturer of OrthoPulse to make any material progress in achieving FDA approval for the product. We also increased our estimates of reserves required for certain other excess inventories in 2002.

     Rebates. We record estimated reductions to revenue for customer rebate programs based upon estimates of the costs applicable to the rebate programs. These estimates have typically been less than 1% of net revenues.

     Returns and Warranties. We provide for the estimated cost of returns and product warranties at the time revenue is recognized based on historical trends, which currently amount to approximately 2% of net revenue for the three months ended June 28, 2003. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates. If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liabilities may be required.

     Valuation Allowance for Deferred Tax Asset. As of June 28, 2003, we have recorded approximately $62.9 million of net deferred tax assets related primarily to tax deductible goodwill arising at the date of reorganization and not recognized for book purposes and net losses prior to 2003. Realization of our deferred tax assets is dependent on our ability to generate approximately $170.0 million of future taxable income over the next 10 years. As discussed above, we expect that our performance improvement program will generate cost reductions and revenue growth of a sufficient level that management believes it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess the need for valuation allowances. In the event that we are not profitable during 2003, no tax benefit will be provided on the losses. If we are in a loss position by the end of 2003, it is possible that some or all of our deferred tax assets may need to be reserved through a valuation allowance.

     Goodwill and Other Intangibles. At December 31, 2002, goodwill and other intangible assets were evaluated for impairment as required by SFAS No. 142 and 144, respectively. We did not recognize any goodwill impairment as a result of performing this annual test. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. Upon initially recording our goodwill and certain of our other intangible assets, we used an independent valuation firm. Subsequently, we have used the same methodology and updated our assumptions. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages.

     Acquisitions Costs. We intend to evaluate businesses for potential acquisition from time-to-time. In connection with such evaluations, we may incur costs, which could be material and are capitalized only if completion of the acquisition is deemed to be probable. However, if an acquisition is not completed, we write-off any related capitalized costs.

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

Segments

     We have four reportable segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect our sales channels and are as follows:

•	DonJoy®, in which our products are sold by 38 independent sales agents who employ or contract with over 200 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

•	ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•	OfficeCare®, in which we maintain an inventory of product on hand at orthopedic practices for immediate disbursement to the patient and arrange billing to the patient or third party payer. The majority of these billings are performed by an independent third party contractor. The OfficeCare® program is also intended to facilitate the introduction of our products to orthopedic sports medicine surgeons who had not previously been customers. As of June 28, 2003, the OfficeCare® program was located at over 500 physician offices throughout the United States; and

•	International, in which our products are sold in foreign countries through wholly owned subsidiaries or independent distributors. We market our products in over 40 countries primarily in Europe, Canada and Japan.

     Set forth below is revenue, gross profit and operating income information for our segments (in thousands):

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

DonJoy:
Net revenues	$23,192	$22,339	$46,046	$44,401
Gross profit	13,047	12,692	25,626	26,330
Gross profit margin	56.3%	56.8%	55.7%	59.3%
Operating income	5,325	4,830	10,333	11,154
Operating income as a percent of net revenues	23.0%	21.6%	22.4%	25.1%
ProCare:
Net revenues	$11,659	$12,018	$22,926	$23,035
Gross profit	4,879	3,071	9,339	5,957
Gross profit margin	41.8%	25.6%	40.7%	25.9%
Operating income	2,526	620	4,779	1,463
Operating income as a percent of net revenues	21.7%	5.2%	20.8%	6.4%
OfficeCare:
Net revenues	$6,005	$5,525	$11,827	$11,624
Gross profit	4,567	3,955	8,977	8,560
Gross profit margin	76.1%	71.6%	75.9%	73.6%
Operating income (loss)	258	(3,736)	390	(3,137)
Operating income (loss) as a percent of net revenues	4.3%	(67.6%)	3.3%	(27.0%)
International:
Net revenues	$6,564	$5,827	$13,675	$11,088
Gross profit	3,673	2,816	8,017	5,520
Gross profit margin	56.0%	48.3%	58.6%	49.8%
Operating income	1,623	472	3,715	1,272
Operating income as a percent of net revenues	24.7%	8.1%	27.2%	11.5%

Results of Operations

     We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net revenues:
DonJoy	48.9%	48.9%	48.7%	49.3%
ProCare	24.6	26.3	24.3	25.5
OfficeCare	12.7	12.1	12.5	12.9
International	13.8	12.7	14.5	12.3

Total net revenues	100.0	100.0	100.0	100.0
Costs of goods sold	44.8	53.5	45.0	50.0

Gross profit	55.2	46.5	55.0	50.0
Operating expenses:
Sales and marketing	26.6	36.9	26.5	32.1
General and administrative	11.4	14.1	12.7	13.4
Research and development	2.2	1.6	2.1	1.5
Impairment of long-lived assets	—	4.2	—	2.1

Total operating expenses	40.2	56.8	41.3	49.1

Income (loss) from operations	15.0	(10.3)	13.7	0.9
Interest expense, net of interest income	(6.3)	(6.4)	(6.5)	(6.6)
Other income (expense)	0.8	(0.1)	0.5	(0.2)

Income (loss) before income taxes	9.5	(16.8)	7.7	(5.9)
(Provision) benefit for income taxes	(3.8)	6.2	(3.1)	2.1

Net income (loss)	5.7%	(10.6%)	4.6%	(3.8%)

Three Months Ended June 28, 2003 Compared To Three Months Ended June 29, 2002

Net Revenues. Net revenues increased $1.7 million, or 4%, to $47.4 million for the second quarter of 2003 from $45.7 million for the second quarter of 2002. Net revenues for the second quarter of 2003 for our DonJoy, ProCare, OfficeCare and International segments were $23.2 million, $11.7 million, $6.0 million and $6.6 million, respectively, compared to prior year amounts of $22.3 million, $12.0 million, $5.5 million and $5.8 million, respectively. Sales in the second quarter of 2003 for our DonJoy segment increased $0.9 million, or 4%, as compared to the second quarter of 2002 primarily due to increased sales of our cold therapy and rigid bracing products. Sales decreased $0.3 million, or 3%, in the second quarter of 2003 in our ProCare segment compared to the second quarter of 2002 primarily due to a decrease in lower margin OEM sales. In the second quarter of 2003 sales in our OfficeCare segment increased by $0.5 million, or 9%, compared to the second quarter of 2002 primarily due to certain price increases in this segment offset by reductions due to a change in the Medicare reimbursement code for certain of our fracture boot products. Sales in our International segment increased by $0.7 million, or 13%, in the second quarter of 2003, which included a $0.5 million benefit from favorable changes in exchange rates compared to the rates in effect in the second quarter of 2002. Exclusive of exchange rate effects, the International segment growth is primarily attributable to increased sales in Germany and Canada offset by approximately $1.0 million less revenue from sales in Australia, compared to the second quarter of 2002, based on our fourth quarter 2002 discontinuation of our majority owned subsidiary in Australia. Our direct operations were initiated in Germany and the United Kingdom in January 2002 and Canada in May 2002.

Gross Profit. Gross profit increased $4.9 million, or 23%, to $26.2 million for the second quarter of 2003 from $21.3 million for the second quarter 2002. Gross profit increased to 55.2% of net revenues for the second quarter of

2003 as compared to 46.5% of net revenues for the second quarter of 2002. The improvement in gross profit is primarily related to the successful move of a substantial portion of our remaining U.S. manufacturing to Mexico in the fourth quarter of 2002, as well as the completion of other manufacturing cost reduction initiatives. Gross profit for the second quarter of 2003 for our DonJoy, ProCare, OfficeCare and International segments was $13.0 million, $4.9 million, $4.6 million and $3.7 million, respectively, representing gross profit of 56.3%, 41.8%, 76.1% and 56.0% of net revenues, respectively. Comparatively, gross profit for the second quarter of 2002 for DonJoy, ProCare, OfficeCare and International was 56.8%, 25.6%, 71.6% and 48.3% of net revenues, respectively. The increase in gross profit in the ProCare, OfficeCare and International segments is primarily related to the manufacturing move to Mexico. International gross profit in the second quarter of 2002 was also affected by sales of lower gross margin surgical products sold by our Australian subsidiary, which was discontinued in December 2002.

Sales and Marketing Expenses. Sales and marketing expenses decreased $4.3 million, or 25%, to $12.6 million for the second quarter of 2003 from $16.9 million for the second quarter of 2002. Sales and marketing expenses decreased as a percentage of net revenues to 27% in the second quarter of 2003 from 37% in the comparable period of 2002. In the second quarter of 2002 sales and marketing expenses included $4.4 million related to an increase in our estimated reserve for contractual allowances and bad debts related to our OfficeCare® and Insurance programs.

General and Administrative Expenses. General and administrative expenses decreased $1.0 million, or 16%, to $5.4 million for the second quarter of 2003 from $6.4 million for second quarter of 2002. The decrease was primarily due to lower wages and benefits and lower expenses for legal activities, information technology and facility costs. Overall, general and administrative expenses decreased as a percentage of net revenues to 11% for the second quarter of 2003 from 14% for the comparable period of 2002.

Research and Development Expenses. Research and development expenses increased $0.3 million, or 43%, to $1.1 million for the second quarter of 2003 from $0.7 million for the second quarter of 2002 primarily as a result of increased spending in order to accelerate new product growth. Overall, research and development expenses were consistent as a percentage of revenues at approximately 2% for the second quarter of both 2003 and 2002.

Impairment of Long-Lived Assets. During the second quarter of 2002, we recognized $1.9 million in charges related to impairment of certain of our long-lived assets. These long-term assets included intangible assets associated with our DonJoy VistaTM Rehabilitation System product line and other smaller product lines as well as estimated impairment in our investment in an internet marketing company.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $3.0 million in the second quarter of 2003 compared to $2.9 million in the second quarter of 2002.

Other Income (Expense). Other income (expense) reflects foreign exchange transaction gains for the second quarter of 2003.

Provision (Benefit) for Income Taxes. Our estimated worldwide effective tax rate was 40% for the second quarter of 2003 as compared to approximately 37% for the second quarter of 2002, due to our net loss provision in that quarter.

Net Income (Loss). Net income was $2.7 million for the second quarter of 2003 compared to net loss of $4.9 million for the second quarter of 2002 as a result of the changes discussed above.

Six Months Ended June 28, 2003 Compared To Six Months Ended June 29, 2002

Net Revenues. Net revenues increased $4.3 million, or 5%, to $94.5 million for the first six months of 2003 from $90.1 million for the first six months of 2002. Net revenues for the first six months of 2003 for our DonJoy, ProCare, OfficeCare and International segments were $46.0 million, $23.0 million, $11.8 million and $13.7 million, respectively, compared to prior year amounts of $44.4 million, $23.0 million, $11.6 million and $11.1 million, respectively. Sales in the first six months of 2003 for our DonJoy segment increased $1.6 million, or 4%, as compared to the first six months of 2002 primarily due to increased sales of our cold therapy and rigid bracing products. ProCare segment net revenues were consistent with the first six months of 2002. Sales in the first six months of 2003 for our OfficeCare segment increased by $0.2 million, or 2%, compared to the first six months of 2002 primarily due to certain price increases in this segment offset by reductions due to a change in the Medicare reimbursement code for certain of our fracture boot products. Sales in the first six months of 2003 for the International segment increased by $2.6 million, or 23%, compared to the first six months of 2002. Net revenue in the International segment in the first six months of 2003 included a benefit from favorable changes in foreign exchange rates of $1.0 million compared to the rates in effect in the first six months of 2002. Exclusive of foreign exchange rate effects, the International segment growth is primarily attributable to increased sales in Germany and Canada offset by approximately $1.8 million less revenue from sales in Australia, compared to the first six months of 2002, based on our fourth quarter 2002 discontinuation of our majority owned subsidiary in Australia. Our direct operations were initiated in Germany and the United Kingdom in January 2002 and Canada in May 2002.

Gross Profit. Gross profit increased $6.9 million, or 15%, to $52.0 million for the first six months of 2003 from $45.1 million for the first six months of 2002. Gross profit increased to 55.0% of net revenues for the first six months of 2003 as compared to 50.0% of net revenues for the first six months of 2002. The improvement in gross profit is primarily related to the successful move of a substantial portion of our remaining U.S. manufacturing to Mexico in the fourth quarter 2002, as well as the completion of other manufacturing cost reduction initiatives. Gross profit for the first six months of 2003 for our DonJoy, ProCare, OfficeCare and International segments was $25.6 million, $9.3 million, $9.0 million and $8.0 million, respectively, 55.7%, 40.7%, 75.9% and 58.6% of net revenues, respectively. Comparatively, gross profit for the first six months of 2002 for DonJoy, ProCare, OfficeCare and International was 59.3%, 25.9%, 73.6% and 49.8% of net revenues, respectively. Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit in the DonJoy segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy custom rigid bracing products, which continue to be manufactured in the U.S. The increase in gross profit in the ProCare, OfficeCare and International segments is primarily related to the manufacturing move to Mexico. International gross profit in the first six months of 2002 was also affected by sales of lower gross margin surgical products by our Australian subsidiary, which was discontinued in December 2002.

Sales and Marketing Expenses. Sales and marketing expenses decreased $3.9 million, or 13%, to $25.1 million for the first six months of 2003 from $29.0 million for the first six months of 2002. Sales and marketing expenses decreased as a percentage of revenues to 27% in the first six months of 2003 from 32% in the comparable period of 2002. In the second quarter of 2002 sales and marketing expenses included $4.4 million related to an increase in our estimated reserve for contractual allowances and bad debts related to our OfficeCare® and Insurance programs.

General and Administrative Expenses. General and administrative expenses were consistent at approximately $12.0 million for the first six months of both 2003 and 2002.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 46%, to $2.0 million for the first six months of 2003 from $1.4 million for the first six months of 2002 primarily as a result of increased spending in order to accelerate new product growth. Overall, research and development expenses were consistent as a percentage of revenues at approximately 2% for the first six months of both 2003 and 2002.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, increased approximately $0.2 million, or 4%, to $6.2 million in the first six months of 2003 from $5.9 million in the first six months of 2002 which is related to the write-off of approximately $0.2 million in debt issuance costs associated with a prepayment of $20.0 million of our bank term loans.

Other Income (Expense). Other income (expense) reflects foreign exchange transaction gains for the first six months of 2003. The first six months of 2002 primarily includes costs incurred related to a potential acquisition that did not close.

Provision (Benefit) for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first six months of 2003 as compared to approximately 36% for the first six months of 2002 due to our net loss provision in that year.

Net Income (Loss). Net income was $4.3 million for the first six months of 2003 compared to net loss of $3.4 million for the first six months of 2002 as a result of the changes discussed above.

Liquidity and Capital Resources

     Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at June 28, 2003 was $89.9 million.

     Net cash provided by operating activities was $6.2 million and $2.7 million in the first six months of 2003 and 2002, respectively. The net cash provided in the first six months of 2003 primarily reflects improved operating results offset by amounts paid in 2003 for costs accrued in 2002 as a result of our 2002 performance improvement program.

     Net cash used in investing activities was $7.9 million and $4.8 million in the first six months of 2003 and 2002, respectively. Cash used in investing activities in the first six months of 2003 included the acquisition of certain patents licenses related to the settlement of a patent litigation matter and the DuraKold asset purchase.

     Net cash used in financing activities was $20.0 million and $1.0 million in the first six months of 2003 and 2002, respectively. Cash used in 2003 reflects a $20.0 million prepayment of our bank term loans.

     Contractual Obligations and Commercial Commitments. Our $75.0 million of outstanding Notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which an aggregate of $15.8 million was outstanding at June 28, 2003. We also have available up to $22.9 million (net of $2.1 million of outstanding, but undrawn letters of credit) under our $25 million revolving bank credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of June 28, 2003, we did not have any drawn amount outstanding under the revolving bank credit facility. Borrowings under the term loans and on the revolving bank credit facility bear interest at variable rates plus an applicable margin. At June 28, 2003, the effective interest rate on the term loans was 4.125%.

     We are required to make annual mandatory payments of the term loans under the bank credit facility in an amount equal to 50% of excess cash flow (75% if our ratio of total debt to Adjusted EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. We have had no excess cash flow to date. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of our interest in our Australian subsidiary on December 31, 2002. On March 28, 2003, we made a prepayment of principal on the term loans totaling approximately $20.0 million including the required prepayment. To date, no other mandatory prepayments have been required.

     The bank credit facility and the indenture governing our Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the bank credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In October 2002 and February 2003, we completed amendments to our bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for 2002 and 2003. We were in compliance with all financial covenants, as amended, as of June 28, 2003. The amended bank credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 5.25 to 1.00 at June 28, 2003 and gradually decreasing during 2003 to 3.50 to 1.00 at December 31, 2003 and thereafter, and a ratio of consolidated EBITDA to consolidated interest expense of at least 1.95 to 1.00 at June 28, 2003 and gradually increasing during 2003 to 2.50 to 1.00 at December 31, 2003 and thereafter. At June 28, 2003, our ratio of total debt to consolidated EBITDA was approximately 3.67 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 2.19 to 1.00.

     In addition to our obligations under our bank credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products. In 2001, we entered into an agreement with I.M.D., b.v. (IMD) to distribute a bone growth stimulator product, Orthopulse™, which was planned to be our first product in the regeneration market. If final FDA approval of this product is obtained before our agreement with IMD expires in November 2003, we will be required to make a $2.0 million payment, subject to exchange rate adjustments under certain circumstances, to IMD to maintain the exclusive U.S. distribution rights of this product. IMD has experienced continuing delays in obtaining FDA approval for the OrthoPulse bone growth stimulator product. On July 1, 2002, notification was received from the FDA that the premarket approval application (PMA) for OrthoPulse was placed on an integrity hold due to concerns that the clinical data that had been submitted in support of the PMA were not reliable. As required by the FDA, an independent review of the clinical data commenced on August 5, 2002. The auditor’s report was submitted on September 30, 2002, and IMD is engaged in ongoing communications with the FDA to address this matter. We do not expect IMD to receive FDA approval prior to the expiration of our current arrangement. Accordingly, we expect to make a decision by the time of expiration to renegotiate the agreement or end the relationship with IMD.

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

     As of June 28, 2003, we had total liquidity available of approximately $11.0 million in cash and cash equivalents and $22.9 million (net of $2.1 million of outstanding, but undrawn letters of credit) available under our $25 million revolving bank credit facility. For the remainder of 2003, we expect to spend total cash of approximately $8.1 million for the following requirements:

•	approximately $5.4 million scheduled principal and interest payments on our bank credit facility and the Senior Subordinated Notes;

•	up to $2.7 million for capital expenditures.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving bank credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of June 28, 2003, we had $75.0 million in principal amount of fixed rate debt represented by our Senior Subordinated Notes and $15.8 million of variable rate debt represented by borrowings under the bank credit facility (at an interest rate of 4.125% at June 28, 2003). Based on our current balance outstanding under the bank credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.2 million on an annual basis. At June 28, 2003, up to $22.9 million (net of $2.1 million of outstanding, but undrawn letters of credit) of variable rate borrowings were available under our $25 million revolving bank credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At June 28, 2003, we had no such derivative financial instruments outstanding.

     Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively and, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars. The U.S. dollar equivalent of international sales denominated in foreign currencies in the three and six months ended June 28, 2003 and June 29, 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling. As we continue to distribute our products in selected foreign countries, we expect that future sales of our products in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to more materially impact our operating results. In the future, we may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At June 28, 2003, we had no hedging transactions in place.

ITEM 4.      CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering. dj Orthopedics, Inc. is named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, and the underwriters of our initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and our former director Damion E. Wicker, M.D. as defendants. On June 17, 2002, we and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. as lead plaintiff. We believe the remaining claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on our business, financial condition and results of operations.

     On June 7, 2002, a patent infringement action was filed against us and our former parent, Smith & Nephew, in the United States District Court, Eastern District of Texas, Case No. 2:02CV-123-TJW by Generation II Orthotics Inc. and Generation II USA Inc. The suit alleges that we and Smith & Nephew willfully infringed, and are infringing, U.S. Patent No. 5,302,169 and U.S. Patent No. 5,400,806 by manufacturing, using and selling certain orthopedic knee braces for the treatment of unicompartmental osteoarthritis. On May 29, 2003 the parties reached a resolution in this matter. Under the terms of the settlement agreement, we received a license to certain GII patents in dispute for the remaining life of the patents, or approximately ten years. The license clears the way for us to continue selling its OAdjuster® knee brace, its flagship osteoarthritis product and future derivatives of this product. In exchange, we paid GII $3 million in June 2003 and will pay another $1 million in January 2004. The $4.0 million license fee has been recorded as an intangible asset, which will be amortized as expense over the shorter of the estimated revenue stream from the related products or the life of the patents.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held the 2003 annual meeting of stockholders on May 29, 2003. The stockholders were asked to vote on the election of two individuals to the Board of Directors of the Company and on three other proposals. Both director nominees were elected to the Board and the three proposals were approved. The results of the voting were as follows:

(i) Charles T. Orsatti and Benjamin B. Edmands were elected as members of the Board in Class II. Mr. Orsatti received 15,996,279 votes in favor of his nomination and 767,083 votes were cast withholding approval. Mr. Edmands received 16,741,478 votes in favor of his nomination and 21,884 votes were cast withholding approval.

(ii) The second proposal submitted to the stockholders was an amendment to the 2001 Non-Employee Director Stock Option Plan. The amendment effected three changes to the plan: (1) individuals elected to the Board more than 12 months after the company’s 2001 initial public offering of common stock would receive an automatic grant of 30,000 options instead of 15,000 options; (2) options granted after the effective date of the amendment would vest entirely on the first anniversary of the grant date; and (3) individuals elected to the Board who are representing J.P. Morgan DJ Partners, LLC, would not be eligible for grants under the plan. This proposal received 15,760,087 votes in favor, 981,608 votes against and 21,667 votes to abstain, and there were no broker non-votes.

(iii) The third proposal submitted to the stockholders was an amendment to the Company’s Certificate of Incorporation in the State of Delaware to reduce the total authorized number of shares of capital stock from 125,000,000 to 40,000,000; to reduce the authorized number of shares of common stock from 100,000,000 to 39,000,000; and to reduce the authorized number of shares of preferred stock from 25,000,000 to 1,000,000. This proposal received 14,797,901 votes in favor, 9,769 votes against and 325 votes to abstain, and there were 1,955,367 broker non-votes.

(iv) The fourth proposal submitted to the stockholders was ratification of the appointment of Ernst & Young LLP, certified public accountants, as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 2003. This proposal received 13,799,214 votes in favor, 2,255,218 votes against and 9,925 votes to abstain, and there were 699,005 broker non-votes.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

2.1	The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company.

10.1	Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003.

10.2	Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)  Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 1, 2003. The Form 8-K included the Company’s first quarter 2003 Earnings Release, dated May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 12, 2003 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC.
(Registrant)

Date: August 12, 2003	BY:	/s/	Leslie H. Cross

Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2003	BY:	/s/	Vickie L. Capps

Vickie L. Capps
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

2.1	The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company.

10.1	Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003.

10.2	Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.