Form 10-Q
period 2003-09-27
DJ ORTHOPEDICS INC
filed 2003-11-10
CIK 1157972

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-16757

DJ ORTHOPEDICS, INC.
(Exact name of registrant as specified in charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0978270 (I.R.S. Employer Identification Number)
2985 Scott Street Vista, California 92081 (800) 336-5690 (Address, including zip code, and telephone number, including area code, of registrants' principal executive offices)

        Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock outstanding at October 29, 2003 was 17,966,940 shares.

DJ ORTHOPEDICS, INC.
FORM 10-Q INDEX

EXPLANATORY NOTE

        This Form 10-Q is filed for dj Orthopedics, Inc. (dj Orthopedics), a Delaware corporation. It is also filed for dj Orthopedics, LLC (dj Ortho), a Delaware limited liability company, DJ Orthopedics Capital Corporation (DJ Capital), a Delaware corporation, and dj Orthopedics Development Corporation (dj Development) with respect to the 12 5/8% Senior Subordinated Notes (the Notes) due in 2009 in an aggregate principal amount at maturity of $75 million that were co-issued by dj Ortho and DJ Capital and guaranteed by dj Orthopedics and dj Development. dj Orthopedics owns 100% of the equity interest of dj Ortho and does not otherwise own any material assets or business operations. The financial position and operating results of dj Orthopedics and dj Ortho are, therefore, substantially the same and are reflected in the consolidated financial information contained in this report. DJ Capital was formed solely to act as co-issuer of the Notes and does not hold any assets or conduct any business operations of its own. Financial information for DJ Capital would not be meaningful and is not included herein. dj Development was formed to conduct the Company's research and development activities and its principal assets consist of the Company's intellectual property.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,696	$32,085
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $14,942 and $10,045 at September 27, 2003 and December 31, 2002, respectively	37,236	33,705
Inventories, net	13,586	14,583
Deferred tax asset, current portion	10,247	10,247
Other current assets	3,899	4,970

Total current assets	83,664	95,590
Property, plant and equipment, net	14,268	14,082
Goodwill	57,566	55,120
Intangible assets, net	15,443	13,335
Debt issuance costs, net	2,596	3,787
Deferred tax asset	50,302	55,484
Other assets	1,089	326

Total assets	$224,928	$237,724

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,914	$8,490
Accrued compensation	5,934	4,952
Accrued commissions	2,875	1,634
Accrued interest	2,762	395
Accrued performance improvement and restructuring costs	864	5,894
Other accrued liabilities	7,987	5,630
Long-term debt, current portion	4,116	1,274

Total current liabilities	30,452	28,269
12 5/8% Senior Subordinated Notes	74,117	74,002
Long-term debt, less current portion	11,415	34,540
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 and 25,000,000 shares authorized, none issued and outstanding at September 27, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.01 par value; 39,000,000 and 100,000,000 shares authorized, 17,956,940 shares and 17,872,956 shares issued and outstanding at September 27, 2003 and December 31, 2002, respectively	180	179
Additional paid-in-capital	65,805	65,478
Notes receivable from stockholders and officers for stock purchases	(2,320)	(2,197)
Accumulated other comprehensive income	864	1,037
Retained earnings	44,415	36,416

Total stockholders' equity	108,944	100,913

Total liabilities and stockholders' equity	$224,928	$237,724

See accompanying notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net revenues	$48,850	$45,828	$143,324	$135,976
Costs of goods sold	20,648	25,472	63,163	70,528

Gross profit	28,202	20,356	80,161	65,448
Operating expenses:
Sales and marketing	14,039	12,503	39,108	41,470
General and administrative	4,236	6,612	16,271	18,651
Research and development	1,139	799	3,133	2,167
Impairment of long-lived assets	—	487	—	2,405
Performance improvement, restructuring and other	(497)	6,126	(497)	6,126

Total operating expenses	18,917	26,527	58,015	70,819

Income (loss) from operations	9,285	(6,171)	22,146	(5,371)
Interest expense, net of interest income	(2,972)	(2,915)	(9,129)	(8,839)
Other income (expense)	(242)	—	305	(201)

Income (loss) before income taxes	6,071	(9,086)	13,322	(14,411)
(Provision) benefit for income taxes	(2,429)	3,272	(5,332)	5,188

Net income (loss)	$3,642	$(5,814)	$7,990	$(9,223)

Net income (loss) per share:
Basic	$0.20	$(0.33)	$0.45	$(0.52)

Diluted	$0.19	$(0.33)	$0.43	$(0.52)

Weighted average shares outstanding used to calculate per share information:
Basic	17,945	17,873	17,916	17,873

Diluted	18,898	17,873	18,408	17,873

See accompanying notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 27, 2003	September 28, 2002
Operating activities
Net income (loss)	$7,990	$(9,223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	16,379	15,637
Provision for excess and obsolete inventories	2,200	4,571
Provision for impairment of long-lived assets	—	2,405
Provision (credit) for performance improvement and restructuring	(497)	6,126
Depreciation and amortization	5,683	5,462
Amortization of debt issuance costs and discount on Senior Subordinated Notes	1,306	702
Other non-cash adjustments	—	91
Changes in operating assets and liabilities, net	(16,854)	(17,080)

Net cash provided by operating activities	16,207	8,691
Investing activities
Purchases of property, plant and equipment	(3,699)	(3,383)
Proceeds from the sale of property, plant and equipment	—	288
Purchase of intangible assets	(3,000)	(2,590)
Purchase of business	(2,502)	—
Change in other assets, net	(266)	56

Net cash used in investing activities	(9,467)	(5,629)
Financing activities
Repayment of long-term debt	(20,284)	(635)
Net proceeds from (costs of) issuance of common stock	328	(196)

Net cash used in financing activities	(19,956)	(831)
Effect of exchange rate changes on cash and cash equivalents	(173)	511

Net increase (decrease) in cash and cash equivalents	(13,389)	2,742
Cash and cash equivalents at beginning of period	32,085	25,814

Cash and cash equivalents at end of period	$18,696	$28,556

See accompanying notes.

DJ ORTHOPEDICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.     General

Business and Organization

        dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary, dj Orthopedics, LLC (dj Ortho), and dj Ortho's subsidiaries (collectively, the Company), is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market.

Basis of Presentation

        The accompanying unaudited consolidated financial statements as of September 27, 2003 and for the three and nine months ended September 27, 2003 and September 28, 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics' Annual Report on Form 10-K for the year ended December 31, 2002. The accompanying unaudited consolidated financial statements as of September 27, 2003 and for the three and nine months ended September 27, 2003 and September 28, 2002 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended September 27, 2003 are not necessarily indicative of the results to be achieved for the entire year or future periods.

        The accompanying unaudited consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho's wholly owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (DJ Capital), the accounts of dj Ortho's wholly owned Mexican subsidiary that manufactures a majority of dj Ortho's products under Mexico's maquiladora program, the accounts of dj Ortho's wholly owned subsidiaries in Germany, the United Kingdom, Canada, and France (established September 2003) and for periods or dates prior to December 31, 2002, the accounts of dj Ortho's majority owned subsidiary in Australia (divested in December 2002). All intercompany accounts and transactions have been eliminated in consolidation.

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

        The Company's fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods.

Per Share Information

        Earnings per share are computed in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock during the periods presented.

        The weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	Three months ended		Nine months ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Shares used in basic computations of net income (loss) per share—weighted average common shares outstanding	17,945	17,873	17,916	17,873
Net effect of dilutive common share equivalents based on treasury stock method	953	—	492	—

Shares used in computations of diluted net income (loss) per share	18,898	17,873	18,408	17,873

Stock-Based Compensation

        The Company accounts for its employee stock option plans and employee stock purchase plan under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income (loss), as reported	$3,642	$(5,814)	$7,990	$(9,223)
Total stock-based employee compensation expense determined under fair value method for all options, net of related tax effects	(397)	(458)	(1,228)	(1,362)

Pro forma net income (loss)	$3,245	$(6,272)	$6,762	$(10,585)

Basic net income (loss) per share:
As reported	$0.20	$(0.33)	$0.44	$(0.52)

Pro forma	$0.18	$(0.35)	$0.38	$(0.59)

Diluted net income (loss) per share:
As reported	$0.19	$(0.33)	$0.43	$(0.52)

Pro forma	$0.17	$(0.35)	$0.37	$(0.59)

Foreign Currency Translation

        The financial statements of the Company's international subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense.

Reclassifications

        Effective in its Annual Report on Form 10-K for the year ended December 31, 2002, the Company reclassified certain amounts within its consolidated statements of operations. All statement of operations information included herein has been presented in accordance with the new classifications and all historical information has been reclassified for a consistent presentation.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for annual periods ending after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have an impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amended SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company's consolidated results of operations.

2.     Financial Statement Information

        Inventories consist of the following (in thousands):

	September 27, 2003	December 31, 2002
Raw materials	$6,737	$5,774
Work-in-progress	1,287	1,090
Finished goods	11,073	12,283

	19,097	19,147
Less reserves, primarily for excess and obsolete inventories	(5,511)	(4,564)

	$13,586	$14,583

3.     Comprehensive Income (Loss)

        Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended		Nine months ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Comprehensive income (loss):
Reported net income (loss)	$3,462	$(5,814)	$7,990	$(9,223)
Foreign currency translation adjustment	(722)	(79)	(173)	511
Unearned compensation expense	—	14	—	14

Comprehensive income (loss)	$2,920	$(5,879)	$7,817	$(8,698)

4.     Accrued Performance Improvement and Restructuring Costs

        In August 2002, the Company commenced a company-wide performance improvement program with the objective of reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003. Performance improvement and restructuring costs accrued in 2002 are reflected in the accompanying unaudited consolidated balance sheet at September 27, 2003, as follows (in thousands):

	Accrual at December 31, 2002	Cash payments in 2003	Reversals affecting operating results	Accrual at September 27, 2003
Employee severance costs	$1,830	$(1,754)	$—	$76
Consulting fees	2,021	(2,021)	—	—
Lease termination and other exit costs	1,926	(641)	(497)	788
Other	117	(117)	—	—

Total	$5,894	$(4,533)	$(497)	$864

        As part of the performance improvement program, a portion of the Company's United States manufacturing facilities were vacated. In 2002, the Company estimated the future net rent that would be paid for the facilities, in excess of estimated sublease income. In the third quarter of 2003, the Company decided to retain the vacant space for future expansion and discontinued its efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space ($0.5 million) was reversed and credited to operating expenses.

5.     Purchase of Business

        In June 2003, the Company completed the purchase of specified assets and assumed certain liabilities of Dura*Kold Corporation (DuraKold) for an aggregate purchase price of $3.0 million, of which approximately $2.5 million was paid upon closing and the remainder will be paid in December 2003 subject to certain conditions. The assets acquired from DuraKold included tangible and intangible assets related to a line of proprietary cold wrap products for orthopedic and medical applications. The Company has sold the products manufactured by DuraKold since July 2001 under a distribution agreement. The DuraKold acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values, as follows:

Goodwill	$2,446
Other intangible assets	368
Tangible assets	186

Net assets acquired	$3,000

        The other intangible assets include a covenant not to compete and the acquired customer base, which are being amortized over their estimated useful lives.

6.     Segment and Related Information

        The Company has four reportable segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect the Company's sales channels and are as follows:

  •
  DonJoy®, in which the Company's products are sold by approximately 40 independent sales agents, who employ or contract with over 250 sales representatives, to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

  •
  ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

  •
  OfficeCare®, in which the Company maintains an inventory of product on hand at orthopedic practices for immediate delivery to the patient and arranges billing to the patient or third party payer. Substantially all of these billings are performed for the Company by an independent third party contractor. As of September 27, 2003, the OfficeCare program was located at over 500 physician offices throughout the United States; and

  •
  International, in which the Company's products are sold in foreign countries through wholly owned subsidiaries or independent distributors. The Company markets its products in over 40 countries primarily in Europe, Canada and Japan.

        Information regarding the Company's reportable segments is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net revenues:
DonJoy	$24,240	$23,054	$70,286	$67,455
ProCare	12,382	11,679	35,308	34,714
OfficeCare	6,637	5,492	18,464	17,116
International	5,591	5,603	19,266	16,691

Consolidated net revenues	48,850	45,828	143,324	135,976

Gross profit:
DonJoy	13,864	13,517	39,490	39,847
ProCare	5,428	2,949	14,767	8,906
OfficeCare	5,345	3,905	14,322	12,465
International	3,565	2,788	11,582	8,308

Gross profit from reportable segments	28,202	23,159	80,161	69,526
Costs not allocated to segments	—	(2,803)	—	(4,078)

Consolidated gross profit	28,202	20,356	80,161	65,448

Income (loss) from operations:
DonJoy	5,868	5,956	16,201	17,110
ProCare	2,873	733	7,652	2,196
OfficeCare	506	290	896	(2,847)
International	1,539	151	5,254	1,423

Income from operations of reportable segments	10,786	7,130	30,003	17,882
Expenses not allocated to segments	(1,501)	(13,301)	(7,857)	(23,253)

Consolidated income (loss) from operations	$9,285	$(6,171)	$22,146	$(5,371)

        The accounting policies of the reportable segments are the same as the accounting policies of the Company. The Company allocates resources and evaluates the performance of segments based on income from operations and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment as permitted by SFAS No. 131. The Company does not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

        For the three and nine months ended September 27, 2003 and September 28, 2002, the Company had no individual customer or distributor within a segment that accounted for 10% or more of total annual revenues.

        Net revenues, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
United States	$43,259	$40,225	$124,058	$119,285
Europe	3,746	3,139	13,264	9,600
Other countries	1,845	2,464	6,002	7,091

Total consolidated net revenues	$48,850	$45,828	$143,324	$135,976

        Total assets by region were as follows (in thousands):

	September 27, 2003	December 31, 2002
United States	$222,438	$237,319
International	2,490	405

Total consolidated assets	$224,928	$237,724

7.     Contingencies

        Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company's common stock alleging violations of the federal securities laws in connection with the Company's November 15, 2001 initial public offering. The Company is named as a defendant along with Leslie H. Cross, President and Chief Executive Officer, Cyril Talbot III, former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of the Company's Board of Directors, and the underwriters of the Company's initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with the Company's registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds the Company's outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and former director Damion E. Wicker, M.D. as defendants. On June 17, 2002, the Company and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees' Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. as lead plaintiff. The Company believes the remaining claims are without merit and intends to defend the action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company is from time to time involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between the Company and its various competitors. With respect to these matters, management believes that it has adequate legal defense, insurance and/or has provided adequate accruals for related costs. The Company is not aware of any pending lawsuits not mentioned above that could have a material adverse effect on the Company's business, financial condition and results of operations.

8.     Condensed Consolidating Financial Information

        dj Orthopedics and dj Development guarantee dj Ortho's bank borrowings and its obligations under the 12 5/8% Senior Subordinated Notes (the Notes). DJ Capital was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the Notes. dj Development was formed to conduct the Company's research and development activities and its principal assets consist of the Company's intellectual property.

        dj Ortho represents substantially all of the revenues, operating results and operating assets of dj Orthopedics. The guarantees of the Notes by dj Orthopedics and dj Development and any guarantee of the Notes by a future parent or wholly owned subsidiary guarantor are full and unconditional. dj Ortho, DJ Capital and dj Development comprise all the direct and indirect subsidiary guarantors of dj Orthopedics. dj Ortho's foreign subsidiaries are not guarantors of the Notes. The indenture governing the Notes (Indenture) and the Company's bank credit facility, as amended, contain certain covenants restricting the ability of dj Ortho and DJ Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the bank credit facility, as amended. The Indenture and the bank credit facility, as amended, permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

        The following supplemental condensed consolidating financial information presents the consolidating balance sheet as of September 27, 2003 and December 31, 2002, the consolidating statements of operations for the three and nine months ended September 27, 2003 and September 28, 2002 and consolidating statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002. For purposes of the financial information below, "DJO, Inc." represents dj Orthopedics, "DJO, LLC" represents dj Ortho, "DJODC" represents dj Development (subsidiary guarantor), "Non-Guarantors" represents the Company's subsidiaries in Mexico, Germany, the United Kingdom, Canada, France (established September 2003) and Australia (divested in December 2002) (non-guarantor subsidiaries) and "Elims" represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for DJ Capital because management believes such information would not be meaningful as DJ Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company's audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

Unaudited Condensed Consolidating Balance Sheet
September 27, 2003
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$17,409	$(9)	$1,296	$—	$18,696
Accounts receivable, net	—	35,197	—	2,039	—	37,236
Inventories, net	—	11,994	—	3,564	(1,972)	13,586
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany receivable (payable), net	46,261	(57,895)	13,765	(2,131)	—	—
Other current assets	152	3,408	—	339	—	3,899

Total current assets	56,660	10,113	13,756	5,107	(1,972)	83,664
Property, plant and equipment, net	—	13,024	7	1,237	—	14,268
Goodwill, intangible assets and other, net	—	74,108	2,485	101	—	76,694
Intercompany loans	—	1,983	—	(1,983)	—	—
Investment in subsidiaries	2,009	14,927	—	—	(16,936)	—
Deferred tax asset	50,302	—	—	—	—	50,302

Total assets	$108,971	$114,155	$16,248	$4,462	$(18,908)	$224,928

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable and other	$27	$24,883	$29	$1,397	$—	$26,336
Long-term debt, current portion	—	4,116	—	—	—	4,116

Total current liabilities	27	28,999	29	1,397	—	30,452
Long-term debt, less current portion	—	85,532	—	—	—	85,532
Total stockholders' equity	108,944	(376)	16,219	3,065	(18,908)	108,944

Total liabilities and stockholders' equity	$108,971	$114,155	$16,248	$4,462	$(18,908)	$224,928

Unaudited Condensed Consolidating Balance Sheet
December 31, 2002
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$25,211	$5,424	$—	$1,450	$—	$32,085
Accounts receivable, net	—	31,860	—	1,845	—	33,705
Inventories, net	—	13,074	—	4,070	(2,561)	14,583
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany receivable (payable), net	20,296	(23,029)	6,701	(4,190)	222	—
Other current assets	607	4,039	—	324	—	4,970

Total current assets	56,361	31,368	6,701	3,499	(2,339)	95,590
Property, plant and equipment, net	—	12,915	10	1,157	—	14,082
Goodwill, intangible assets and other, net	—	69,511	2,986	71	—	72,568
Intercompany loans	—	1,983	—	(1,983)	—	—
Investment in subsidiaries	(10,903)	11,615	—	—	(712)	—
Deferred tax asset	55,484	—	—	—	—	55,484

Total assets	$100,942	$127,392	$9,697	$2,744	$(3,051)	$237,724

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable and other	$29	$26,143	$20	$803	$—	$26,995
Long-term debt, current portion	—	1,274	—	—	—	1,274

Total current liabilities	29	27,417	20	803	—	28,269
Long-term debt, less current portion	—	108,542	—	—	—	108,542
Total stockholders' equity	100,913	(8,567)	9,677	1,941	(3,051)	100,913

Total liabilities and stockholders' equity	$100,942	$127,392	$9,697	$2,744	$(3,051)	$237,724

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 27, 2003
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Net revenues	$—	$46,718	$2,482	$5,876	$(6,226)	$48,850
Cost of goods sold	—	23,214	—	3,728	(6,294)	20,648

Gross profit	—	23,504	2,482	2,148	68	28,202
Operating expenses:
Sales and marketing	—	12,542	1	1,496	—	14,039
General and administrative	—	4,236	219	—	(219)	4,236
Research and development	—	716	423	—	—	1,139
Performance improvement, restructuring and other costs	—	(497)	—	—	—	(497)

Total operating expenses	—	16,997	643	1,496	(219)	18,917

Income from operations	—	6,507	1,839	652	287	9,285
Equity in income of subsidiaries	6,038	2,497	—	—	(8,535)	—
Interest income (expense) and other, net	33	(2,966)	—	(281)	—	(3,214)

Income before income taxes	6,071	6,038	1,839	371	(8,248)	6,071
(Provision) benefit for income taxes	(2,429)	(52)	—	(52)	104	(2,429)

Net income	$3,642	$5,986	$1,839	$319	$(8,144)	$3,642

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 27, 2003
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Net revenues	$—	$137,689	$7,338	$19,070	$(20,773)	$143,324
Cost of goods sold	—	70,178	—	13,559	(20,574)	63,163

Gross profit	—	67,511	7,338	5,511	(199)	80,161
Operating expenses:
Sales and marketing	—	34,358	—	4,750	—	39,108
General and administrative	—	16,130	929	—	(788)	16,271
Research and development	—	2,063	1,070	—	—	3,133
Performance improvement, restructuring and other costs	—	(497)	—	—	—	(497)

Total operating expenses	—	52,054	1,999	4,750	(788)	58,015

Income from operations	—	15,457	5,339	761	589	22,146
Equity in income of subsidiaries	13,230	6,909	—	—	(20,139)	—
Interest income (expense) and other, net	92	(9,136)	—	220	—	(8,824)

Income before income taxes	13,322	13,230	5,339	981	(19,550)	13,322
(Provision) benefit for income taxes	(5,332)	(151)	—	(151)	302	(5,332)

Net income	$7,990	$13,079	$5,339	$830	$(19,248)	$7,990

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 28, 2002
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Net revenues	$—	$43,687	$2,303	$6,012	$(6,174)	$45,828
Costs of goods sold	—	27,214	—	4,377	(6,119)	25,472

Gross profit	—	16,473	2,303	1,635	(55)	20,356
Operating expenses:
Sales and marketing	—	10,313	14	2,176	—	12,503
General and administrative	24	6,407	474	—	(293)	6,612
Research and development	—	479	320	—	—	799
Impairment of long-lived assets	—	487	—	—	—	487
Performance improvement, restructuring and other costs	—	6,126	—	—	—	6,126

Total operating expenses	24	23,812	808	2,176	(293)	26,527

Income (loss) from operations	(24)	(7,339)	1,495	(541)	238	(6,171)
Equity in income (loss) of subsidiaries	(9,093)	1,201	—	—	7,892	—
Interest income (expense) and other, net	31	(2,955)	—	9	—	(2,915)

Income (loss) before income taxes	(9,086)	(9,093)	1,495	(532)	8,130	(9,086)
(Provision) benefit for income taxes	3,272	(47)	—	(47)	94	3,272

Net income (loss)	$(5,814)	$(9,140)	$1,495	$(579)	$8,224	$(5,814)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 28, 2002
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Net revenues	$—	$132,625	$4,663	$16,750	$(18,062)	$135,976
Costs of goods sold	—	74,678	—	11,795	(15,945)	70,528

Gross profit	—	57,947	4,663	4,955	(2,117)	65,448
Operating expenses:
Sales and marketing	—	36,003	35	5,432	—	41,470
General and administrative	47	18,246	886	—	(528)	18,651
Research and development	—	1,624	543	—	—	2,167
Impairment of long-lived assets	—	2,405	—	—	—	2,405
Performance improvement, restructuring and other costs	—	6,126	—	—	—	6,126

Total operating expenses	47	64,404	1,464	5,432	(528)	70,819

Income (loss) from operations	(47)	(6,457)	3,199	(477)	(1,589)	(5,371)
Equity in income (loss) of subsidiaries	(14,452)	1,108	—	—	13,344	—
Interest income (expense) and other, net	88	(9,103)	—	10	(35)	(9,040)

Income (loss) before income taxes	(14,411)	(14,452)	3,199	(467)	11,720	(14,411)
(Provision) benefit for income taxes	5,188	(47)	—	(47)	94	5,188

Net income (loss)	$(9,223)	$(14,499)	$3,199	$(514)	$11,814	$(9,223)

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2003
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$13,515	$1,589	$609	$494	$16,207
Investing activities
Purchases of property, plant and equipment	—	(3,420)	—	(279)	(3,699)
Purchase of intangible assets	—	(3,000)	—	—	(3,000)
Purchase of business	—	(2,405)	(97)	—	(2,502)
Other assets	—	(244)	—	(22)	(266)

Net cash used in investing activities	—	(9,069)	(97)	(301)	(9,467)
Financing activities
Repayment of long-term debt	—	(20,284)	—	—	(20,284)
Net proceeds from issuance of common stock	328	—	—	—	328
Payments (made) received for intercompany obligations	(39,054)	39,749	(521)	(174)	—

Net cash (used in) provided by financing activities	(38,726)	19,465	(521)	(174)	(19,956)
Effect of exchange rate changes on cash	—	—	—	(173)	(173)

Net increase (decrease) in cash and cash equivalents	(25,211)	11,985	(9)	(154)	(13,389)
Cash and cash equivalents at beginning of period	25,211	5,424	—	1,450	32,085

Cash and cash equivalents at end of period	$—	$17,409	$(9)	$1,296	18,696

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2002
(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(918)	$7,074	$3,798	$(1,263)	$8,691
Investing activities
Purchases of property, plant and equipment	—	(2,263)	(14)	(1,106)	(3,383)
Proceeds from the sale of property, plant and equipment	—	1	—	287	288
Purchase of intangible assets	—	797	(3,387)	—	(2,590)
Other assets, net	—	106	—	(50)	56

Net cash used in investing activities	—	(1,359)	(3,401)	(869)	(5,629)
Financing activities
Repayment of long-term debt	—	(635)		—	(635)
Net proceeds from (costs of) issuance of equity securities	—	(3,641)	3,580	61	—
Net costs from issuance of common stock	(196)	—	—	—	(196)
Payments (made) received for intercompany obligations	18,234	(18,506)	(3,982)	4,254	—

Net cash (used in) provided by financing activities	18,038	(22,782)	(402)	4,315	(831)
Effect of exchange rate changes on cash	—	(25)	—	536	511

Net increase (decrease) in cash and cash equivalents	17,120	(17,092)	(5)	2,719	2,742
Cash and cash equivalents at beginning of period	—	25,572	—	242	25,814

Cash and cash equivalents at end of period	$17,120	$8,480	$(5)	$2,961	$28,556

9.     Subsequent Event

        On October 8, 2003, the Company entered into a definitive agreement to purchase the bone growth stimulation device (BGS) business from OrthoLogic Corporation (OrthoLogic), for $93 million in cash plus certain assumed liabilities, subject to the approval of OrthoLogic's stockholders and customary governmental approvals and closing conditions. The BGS products include the OL1000, which utilizes patented Combined Magnetic Field technology to deliver a highly specific, low-energy signal for the non-invasive treatment of an established nonunion fracture and SpinaLogic®, a device used as an adjunct to primary lumbar spinal fusion surgery. The Company has received an underwritten commitment from a bank for senior debt financing for the acquisition, and to refinance its current bank debt. OrthoLogic has scheduled a stockholder meeting for November 26, 2003 to consider and approve the transaction. Assuming the OrthoLogic stockholders approve the transaction and the other conditions to closing are satisfied, the transaction will be closed shortly after the stockholder meeting. As of September 27, 2003, the Company has capitalized $0.6 million in acquisition costs related to the potential acquisition of the bone growth stimulation device business of OrthoLogic. However, if the acquisition is not completed, the Company will write-off these capitalized costs.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

        dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary, dj Orthopedics, LLC (dj Ortho), and dj Ortho's subsidiaries is a global designer, manufacturer and marketer of products for the orthopedic sports medicine market.

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

        With the objective of reducing costs by streamlining our organization structure, our performance improvement program included the elimination of several senior management positions and other employee positions. We also moved the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico. The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 200 United States positions. A comparable number of positions were added in Mexico. The manufacturing move reduced our manufacturing costs beginning in the first quarter of 2003 and is intended to provide ongoing manufacturing cost reductions. Other focuses of the performance improvement program included reducing operating expenses; improving the profitability of our OfficeCare® and Insurance channels; improving working capital management and improving our business processes and information systems. We also refocused our resources on our core rehabilitation business and discontinued the marketing of our surgical products and our knee replacement product in 2002. In connection with the manufacturing move, a portion of the Company's United States manufacturing facilities was vacated in 2002 and the Company accrued the estimated future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In the third quarter of 2003, the Company decided to retain the vacant space for future expansion and discontinued its efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space ($0.5 million) was reversed and credited to operating expenses in the third quarter of 2003.

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

        Provision for Contractual Allowances and Doubtful Accounts.    We maintain provisions for: i) contractual allowances for reimbursement amounts from our third-party payer customers based on negotiated contracts and historical experience for non-contracted payers; and, ii) doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with third-party payers for our third-party reimbursement billings which call for specified reductions in reimbursement of billed amounts based upon contractual and/or product reimbursement rates. Historically, we reserved for and reduced gross revenues from third party payers by between 20% and 29% for these contractual allowances. For 2003, we record contractual reserves for our OfficeCare® and Insurance programs of 27% to 33% of gross billed charges to third party payers. Our contractual reserve percentages have increased due to corresponding increases in our current gross price levels. Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 68% of our net accounts receivable at September 27, 2003 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third party reimbursement customers represent approximately 32% of our net receivables at September 27, 2003 and we estimate bad debt expense to be approximately 7 - 8% of gross revenues from these third party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third party payers were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required. As disclosed in our prior Forms 10-Q and 10-K, during the second quarter of 2002, we enhanced the ability of our systems to obtain and analyze the information processed by our third party billing companies. Historically, we relied heavily on these billing companies to provide information about the accounts receivable of our OfficeCare® and Insurance programs, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Our increased ability to obtain and better analyze information beginning in the second quarter of 2002 revealed that, as a result of historical third party billing problems, we had experienced an increase in write-offs and bad debts for accounts receivable from our OfficeCare® and Insurance programs. In March 2003 we completed the transition to a new third party insurance billing service provider. We also continue to enhance our ability to analyze historical information and resolve issues related to our accounts receivable aged over one year. Based on information currently available to us, we believe we have provided adequate reserves for our third party payer accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if the transition to our new third party insurance billing service provider is not successful, we may be required to increase our reserve estimates.

        Reserve for Excess and Obsolete Inventories.    We provide reserves for estimated excess or obsolete inventories equal to the difference between the costs of inventories on hand plus future purchase commitments and the estimated market value based upon an assumption about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand, primarily in our OfficeCare® locations, are provided based on historical shrinkage rates. If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required. We also provide reserves for newer product inventories, as appropriate, based on minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products. In connection with our decision, as part of the performance improvement program, to discontinue marketing our Alaron Surgical™ products and our knee replacement product, we recorded provisions in 2002 to reserve all remaining net inventories related to these products. We also provided reserves in 2002 for all remaining net inventories of our OrthoPulse™ product based on the inability of the manufacturer of OrthoPulse to make any material progress in achieving FDA approval for the product. We also increased our estimates of reserves required for certain other excess inventories in 2002.

        Rebates.    We record estimated reductions to revenue for customer rebate programs based upon estimates of the costs applicable to the rebate programs. These estimates have typically been less than 1% of net revenues.

        Returns and Warranties.    We provide for the estimated cost of returns and product warranties at the time revenue is recognized based on historical trends, which currently amount to approximately 2% of net revenue for the nine months ended September 27, 2003. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates. If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liabilities may be required.

        Valuation Allowance for Deferred Tax Asset.    As of September 27, 2003, we have recorded approximately $60.5 million of net deferred tax assets related primarily to tax deductible goodwill arising at the date of reorganization and not recognized for book purposes and net losses prior to 2003. Realization of our deferred tax assets is dependent on our ability to generate approximately $170.0 million of future taxable income over the next 10 years. We expect that results of operations and revenue growth following our performance improvement program will generate a sufficient net income that management believes it is more likely than not that the deferred tax assets will be realized. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess the need for valuation allowances.

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

        Acquisitions Costs.    We intend to evaluate businesses for potential acquisition from time-to-time. In connection with such evaluations, we may incur costs, which could be material and are capitalized only if completion of the acquisition is deemed to be probable. However, if an acquisition is not completed, we write-off any related capitalized costs. As of September 27, 2003, we have capitalized $0.6 million in acquisition costs related to the potential acquisition of the bone growth stimulation device business of OrthoLogic.

Segments

        We have four reportable segments, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The reportable segments reflect our sales channels and are as follows:

  •
  DonJoy®, in which our products are sold by approximately 40 independent sales agents who employ or contract with over 250 sales representatives to orthopedic surgeons, orthotic and prosthetic centers, hospitals and other sports medicine outlets. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products, which commissions are reflected in sales and marketing expense in the consolidated financial statements;

  •
  ProCare®, in which products are sold primarily to national third party distributors, regional medical supply dealers and medical product buying groups, generally at a discount from list prices. These distributors then resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

  •
  OfficeCare®, in which we maintain an inventory of product on hand at orthopedic practices for immediate delivery to the patient and arrange billing to the patient or third party payer. Substantially all of these billings are performed by an independent third party contractor. As of September 27, 2003, the OfficeCare program was located at over 500 physician offices throughout the United States; and

  •
  International, in which our products are sold in foreign countries through wholly owned subsidiaries or independent distributors. We market our products in over 40 countries primarily in Europe, Canada and Japan.

        Set forth below is revenue, gross profit and operating income information for our segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
DonJoy:
Net revenues	$24,240	$23,054	$70,286	$67,455
Gross profit	13,864	13,517	39,490	39,847
Gross profit margin	57.2%	58.6%	56.2%	59.1%
Operating income	5,868	5,956	16,201	17,110
Operating income as a percent of net revenues	24.2%	25.8%	23.1%	25.4%
ProCare:
Net revenues	$12,382	$11,679	$35,308	$34,714
Gross profit	5,428	2,949	14,767	8,906
Gross profit margin	43.8%	25.3%	41.8%	25.7%
Operating income	2,873	733	7,652	2,196
Operating income as a percent of net revenues	23.2%	6.3%	21.7%	6.4%
OfficeCare:
Net revenues	$6,637	$5,492	$18,464	$17,116
Gross profit	5,345	3,905	14,322	12,465
Gross profit margin	80.5%	71.1%	77.6%	72.8%
Operating income (loss)	506	290	896	(2,847)
Operating income (loss) as a percent of net revenues	7.6%	5.3%	4.9%	(16.6)%
International:
Net revenues	$5,591	$5,603	$19,266	$16,691
Gross profit	3,565	2,788	11,582	8,308
Gross profit margin	63.8%	49.8%	60.1%	49.8%
Operating income	1,539	151	5,254	1,423
Operating income as a percent of net revenues	27.5%	2.7%	27.3%	8.5%

Results of Operations

        We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The following table sets forth our operating results as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net revenues:
DonJoy	49.6%	50.3%	49.0%	49.6%
ProCare	25.4	25.5	24.6	25.5
OfficeCare	13.6	12.0	12.9	12.6
International	11.4	12.2	13.5	12.3

Total net revenues	100.0	100.0	100.0	100.0
Costs of goods sold	42.3	55.6	44.1	51.9

Gross profit	57.7	44.4	55.9	48.1
Operating expenses:
Sales and marketing	28.7	27.3	27.3	30.5
General and administrative	8.7	14.4	11.3	13.7
Research and development	2.3	1.7	2.2	1.6
Impairment of long-lived assets	—	1.1	—	1.8
Performance improvement, restructuring and other	(1.0)	13.4	(0.3)	4.5

Total operating expenses	38.7	57.9	40.5	52.1

Income (loss) from operations	19.0	(13.5)	15.4	(4.0)
Interest expense, net of interest income	(6.1)	(6.4)	(6.4)	(6.5)
Other income (expense)	(0.5)	—	0.2	(0.1)

Income (loss) before income taxes	12.4	(19.9)	9.2	(10.6)
(Provision) benefit for income taxes	(4.9)	7.2	(3.6)	3.8

Net income (loss)	7.5%	(12.7)%	5.6%	(6.8)%

Three Months Ended September 27, 2003 Compared To Three Months Ended September 28, 2002

        Net Revenues.    Net revenues increased $3.0 million, or 6.6%, to $48.9 million, for the third quarter of 2003 from $45.8 million for the third quarter of 2002. Net revenues for the third quarter of 2003 for our DonJoy®, ProCare®, OfficeCare® and International segments were $24.2 million, $12.4 million, $6.6 million and $5.6 million, respectively, compared to prior year amounts of $23.1 million, $11.7 million, $5.5 million and $5.6 million, respectively. Net revenue in our DonJoy® segment increased $1.2 million, or 5.1%, compared to the third quarter of 2002 primarily due to increased sales of cold therapy, shoulder, elbow and osteoarthritic knee bracing products, which were partially offset by reduced sales of surgical products of approximately $0.2 million based on our decision in 2002 to eliminate the surgical business. Net revenue in our ProCare® segment increased $0.7 million, or 6.0%, compared to the third quarter of 2002 reflecting an improving trend across all product lines primarily due to increased sales to national account customers such as Broadlane members. In the third quarter of 2003, OfficeCare® revenues increased $1.1 million, or 20.8% compared to the third quarter of 2002, reflecting the addition of new OfficeCare locations and certain price increases in this segment offset by reductions due to a change in the MediCare reimbursement code for certain fracture boot products. International revenues, which were flat with the prior year, in the third quarter of 2003 included $0.8 million less of sales than in the third quarter of 2002 from our former Australian subsidiary

(discontinued in the fourth quarter of 2002), which was partially offset by a $0.4 million benefit from favorable changes in exchange rates compared to the rates in effect in the third quarter of 2002 and increased sales in our UK subsidiary and to our independent distributors. Excluding Australia and the impact of exchange rates, local currency international revenue increased 9.6% in the third quarter of 2003 compared to the third quarter of 2002.

        Gross Profit.    Gross profit increased $7.8 million, or 38.5%, to $28.2 million for the third quarter of 2003 from $20.4 million for the second quarter 2002. Gross profit increased to 57.7% of net revenue, compared to 44.4% of net revenue for the third quarter of 2002. The improvement in gross profit is primarily related to the successful move of a substantial portion of our U.S. manufacturing to Mexico in the fourth quarter of 2002, as well as the completion of other manufacturing cost reduction initiatives. Gross profit in the third quarter of 2002 was also impacted by inventory charges of $2.8 million taken in connection with our performance improvement program. Gross profit for the third quarter of 2003 for our DonJoy®, ProCare®, OfficeCare® and International segments was 57.2%, 43.8%, 80.5% and 63.8% of net segment revenues, respectively. Comparatively, gross profit for the third quarter of 2002 for our DonJoy®, ProCare®, OfficeCare® and International segments was 58.6%, 25.3%, 71.1% and 49.8% of net segment revenues, respectively. Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit in the DonJoy® segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy® custom rigid bracing products, which continue to be manufactured in the U.S. The increase in gross profit in the ProCare®, OfficeCare® and International segments is primarily related to the manufacturing move to Mexico. International gross profit in the third quarter of 2002 was also affected by sales of lower gross margin surgical products by the Company's Australian subsidiary, which was discontinued in December 2002.

        Sales and Marketing Expenses.    Sales and marketing expenses increased $1.5 million, or 12.3%, to $14.0 million for the third quarter of 2003 from $12.5 million for the third quarter of 2002. Sales and marketing expenses increased as a percentage of net revenues to 29% in the third quarter of 2003 from 27% in the comparable period of 2002. The increase is primarily due to higher commissions expense on increased sales and an increase in our reserves for bad debts for accounts receivable aged over one year related to our OfficeCare® and Insurance programs, recorded in the third quarter of 2003 compared to the third quarter of 2002.

        General and Administrative Expenses.    General and administrative expenses decreased $2.4 million, or 35.9%, to $4.2 million for the third quarter of 2003 from $6.6 million for third quarter of 2002. General and administrative expenses decreased as a percentage of net revenues to 9% for the third quarter of 2003 from 14% for the comparable period of 2002. The decrease was primarily due to lower expenses for legal activities and other professional fees and lower wages and benefits, which were partially offset by increased billing fees related to our third party insurance billing service provider.

        Research and Development Expenses.    Research and development expenses increased $0.3 million, or 42.6%, to $1.1 million for the third quarter of 2003 from $0.8 million for the third quarter of 2002 primarily as a result of increased spending in order to accelerate new product introductions. Overall, research and development expenses were consistent at 2% of revenues for the third quarter of both 2003 and 2002.

        Impairment of Long-Lived Assets.    In the third quarter of 2002, as part of our performance improvement program, we recognized $0.5 million in charges related to impairment of certain of our long-lived assets, including goodwill associated with our surgical product lines.

        Performance Improvement and Restructuring Costs.    In the third quarter of 2002, we recorded charges of $6.1 million related to our performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated in the United States. The severance pay related to the elimination of the United States manufacturing positions, certain senior management positions and certain positions within the our sales and general and administrative departments. In connection with the manufacturing move, a portion of our United States manufacturing facilities was vacated. We accrued an estimate of the future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In the third quarter of 2003, we decided to retain the vacant space for future expansion and discontinued our efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space ($0.5 million) was reversed and credited to operating expenses.

        Interest Expense, Net of Interest Income.    Interest expense, net of interest income, was $3.0 million in the third quarter of 2003 compared to $2.9 million in the third quarter of 2002. Although the interest expense related to our average outstanding debt balance decreased in the current quarter compared to the prior year period, the amortization expense related to deferred debt issuance costs was increased in anticipation of refinancing our current bank debt in the fourth quarter.

        Other Income (Expense).    Other income (expense) reflects a net foreign exchange transaction loss for the third quarter of 2003.

        (Provision) Benefit for Income Taxes.    Our estimated worldwide effective tax rate was 40% for the third quarter of 2003 as compared to approximately 36% for the third quarter of 2002. The tax benefit rate in 2002 was reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

        Net Income (Loss).    Net income was $3.6 million for the third quarter of 2003 compared to net loss of $5.8 million for the third quarter of 2002 as a result of the changes discussed above.

Nine Months Ended September 27, 2003 Compared To Nine Months Ended September 28, 2002

        Net Revenues.    Net revenues increased $7.3 million, or 5.4%, to $143.3 million for the first nine months of 2003 from $136.0 million for the first nine months of 2002. Net revenues for the first nine months of 2003 for our DonJoy®, ProCare®, OfficeCare® and International segments were $70.3 million, $35.3 million, $18.5 million and $19.3 million, respectively, compared to prior year amounts of $67.5 million, $34.7 million, $17.1 million and $16.7 million, respectively. Sales in the first nine months of 2003 for the DonJoy® segment increased $2.8 million, or 4.2%, as compared to the first nine months of 2002 primarily due to increased sales of cold therapy, osteoarthritic knee, shoulder and elbow bracing products. ProCare® segment net revenues increased $0.6 million, or 1.7%, as compared to the first nine months of 2002, reflecting an improving trend, beginning in the third quarter of 2003, in ProCare® sales to national accounts customers such as Broadlane members. Sales in the first nine months of 2003 for the OfficeCare® segment increased by $1.3 million, or 7.9%, compared to the first nine months of 2002 primarily due to certain price increases in this segment and the addition of new OfficeCare® locations, offset by reductions due to a change in the Medicare reimbursement code for certain fracture boot products. Sales in the first nine months of 2003 for the International segment increased by $2.6 million, or 15.4%, compared to the first nine months of 2002. Net revenue in the International segment in the first nine months of 2003 included a benefit from favorable changes in foreign exchange rates of $1.4 million compared to the rates in effect in the first nine months of 2002, but was negatively affected by a decrease of $2.8 million in sales in Australia, compared to the first nine months of 2002, based on the fourth quarter 2002 discontinuation of our majority owned subsidiary in Australia. Without the impact of either the favorable changes in foreign exchange rates, or sales in Australia, International segment revenues increased 29.5% in the first nine months of 2003 compared to the first nine months of 2002 due to increased sales in our subsidiaries located in Germany, Canada and the UK and to our independent distributors.

        Gross Profit.    Gross profit increased $14.7 million, or 22.5%, to $80.2 million for the first nine months of 2003 from $65.4 million for the first nine months of 2002. Gross profit increased to 55.9% of net revenues for the first nine months of 2003 as compared to 48.1% of net revenues for the first nine months of 2002. The improvement in gross profit margin is primarily related to the successful move of a substantial portion of our U.S. manufacturing to Mexico in the fourth quarter 2002, as well as the completion of other manufacturing cost reduction initiatives. Gross profit for the first nine months of 2002 was also impacted by inventory charges of $4.1 million taken in connection with our performance improvement program. Gross profit for the first nine months of 2003 for the DonJoy®, ProCare®, OfficeCare® and International segments was 56.2%, 41.8%, 77.6% and 60.1% of net segment revenues, respectively. Comparatively, gross profit for the first nine months of 2002 for DonJoy®, ProCare®, OfficeCare® and International was 59.1%, 25.7%, 72.9% and 49.8% of net segment revenues, respectively. Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit in the DonJoy® segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy® custom rigid bracing products, which continue to be manufactured in the U.S. The increase in gross profit in the ProCare®, OfficeCare® and International segments is primarily related to the manufacturing move to Mexico. International gross profit in the first nine months of 2002 was also affected by sales of lower gross margin surgical products by the Company's Australian subsidiary, which was discontinued in December 2002.

        Sales and Marketing Expenses.    Sales and marketing expenses decreased $2.4 million, or 5.7%, to $39.1 million for the first nine months of 2003 from $41.5 million for the first nine months of 2002. Sales and marketing expenses decreased as a percentage of revenues to 27% in the first nine months of 2003 from 30% in the comparable period of 2002. The decrease was due to lower commissions, which was the result of a change in product mix and revised commission programs initiated for the OfficeCare and Insurance channels. Also, bad debt expense related to our OfficeCare® and Insurance channels was significantly less in the first nine months of 2003 compared to the same period in 2002.

        General and Administrative Expenses.    General and administrative expenses decreased $2.4 million, or 12.8%, to $16.3 million for the first nine months of 2003 from $18.7 million for the first nine months of 2002. General and administrative expenses decreased as a percentage of revenues to 11% in the first nine months of 2003 from 14% in the comparable period of 2002. The decrease was primarily due to lower expenses for legal activities and other professional fees and lower wages and benefits, which were partially offset by increased insurance costs and billing fees related to our third party insurance billing service provider.

        Research and Development Expenses.    Research and development expenses increased $1.0 million, or 44.6%, to $3.1 million for the first nine months of 2003 from $2.2 million for the first nine months of 2002 primarily as a result of increased spending in order to accelerate new product introductions. Overall, research and development expenses were consistent at 2% of revenues for the first nine months of both 2003 and 2002.

        Impairment of Long-Lived Assets.    In the first nine months of 2002, we recognized $2.4 million in charges related to impairment of certain of our long-lived assets. These long-term assets included intangible assets associated with our DonJoy Vista™ Rehabilitation System product line and other product lines, estimated impairment in our investment in an internet marketing company and goodwill associated with our surgical product lines.

        Performance Improvement and Restructuring Costs.    In the first nine months of 2002, we recorded charges of $6.1 million related to our performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated in the United States. The severance pay related to the elimination of the United States manufacturing positions, certain senior management positions and certain positions within the our sales and general and administrative departments. In connection with the manufacturing move, a portion of our United States manufacturing facilities was vacated. We accrued an estimate of the future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In the third quarter of 2003, we decided to retain the vacant space for future expansion and discontinued our efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space ($0.5 million) was reversed and credited to operating expenses.

        Interest Expense, Net of Interest Income.    Interest expense, net of interest income, was $9.1 million in the first nine months of 2003 compared to $8.8 million in the first nine months of 2002. Although the interest expense related to our average outstanding debt balance decreased in the current quarter compared to the prior year period, the amortization expense related to deferred debt issuance costs was increased in anticipation of refinancing our current bank debt in the fourth quarter.

        Other Income (Expense).    Other income for the first nine months of 2003 includes foreign exchange transaction gains and other expenses. The first nine months of 2002 primarily includes costs incurred related to a potential acquisition that did not close.

        Provision (Benefit) for Income Taxes.    Our estimated worldwide effective tax rate was 40% for the first nine months of 2003 as compared to approximately 36% for the first nine months of 2002. The tax benefit rate in 2002 was reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

        Net Income (Loss).    Net income was $8.0 million for the first nine months of 2003 compared to net loss of $9.2 million for the first nine months of 2002 as a result of the changes discussed above.

Liquidity and Capital Resources

        Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at September 27, 2003 was $89.6 million.

        Net cash provided by operating activities was $16.2 million and $8.7 million for the first nine months of 2003 and 2002, respectively. The net cash provided by operations in the first nine months of 2003 primarily reflects improved operating results offset by amounts paid in 2003 for costs accrued in 2002 as a result of our 2002 performance improvement program.

        Net cash used in investing activities was $9.5 million and $5.6 million for the first nine months of 2003 and 2002, respectively. Cash used in investing activities in the first nine months of 2003 included the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter and the DuraKold asset purchase.

        Net cash used in financing activities was $20.0 million and $0.8 million for the first nine months of 2003 and 2002, respectively. Cash used in 2003 reflects a $20.0 million prepayment of our bank term loans.

        Contractual Obligations and Commercial Commitments.    Our $75.0 million of outstanding Notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. Our bank credit facility provides for two term loans, under which an aggregate of $15.5 million was outstanding at September 27, 2003. We also have available up to $22.6 million (net of $2.4 million of outstanding, but undrawn letters of credit) under our $25 million revolving bank credit facility, which is available for working capital and general corporate purposes, including financing of acquisitions, investments and strategic alliances. As of September 27, 2003, we did not have any drawn amount outstanding under the revolving bank credit facility. Borrowings under the term loans and on the revolving bank credit facility bear interest at variable rates plus an applicable margin. At September 27, 2003, the effective interest rate on the term loans was 3.625%.

        We are required to make annual mandatory payments of the term loans under the bank credit facility in an amount equal to 50% of excess cash flow (75% if our ratio of total debt to Adjusted EBITDA exceeds 4 to 1). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of indebtedness. We have had no excess cash flow through December 31, 2002. We expect to have excess cash flow as of December 31, 2003 and will therefore be required to make a mandatory payment in 2004. We have not yet determined the amount of such payment. In addition, the term loans are subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity and debt issuances by us, dj Ortho or any of our other subsidiaries and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, dj Ortho or any of our other subsidiaries, in each case subject to certain exceptions. A mandatory prepayment of less than $1.0 million was required for the sale of our interest in our Australian subsidiary on December 31, 2002. On March 28, 2003, we made a prepayment of principal on the term loans totaling approximately $20.0 million, including the required prepayment. To date, no other mandatory prepayments have been required.

        The bank credit facility and the indenture governing our Senior Subordinated Notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the bank credit facility is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In October 2002 and February 2003, we completed amendments to our bank credit facility (the Amendment). The Amendment changed certain financial covenants contained in the bank credit facility for 2002 and 2003. We were in compliance with all financial covenants, as amended, as of September 27, 2003. The amended bank credit facility requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 at September 27, 2003 and gradually decreasing during 2003 to 3.50 to 1.00 at December 31, 2003 and thereafter, and a ratio of consolidated EBITDA to consolidated interest expense of at least 2.10 to 1.00 at September 27, 2003 and gradually increasing during 2003 to 2.50 to 1.00 at December 31, 2003 and thereafter. At September 27, 2003, our ratio of total debt to consolidated EBITDA was approximately 2.94 to 1.00 and our ratio of consolidated EBITDA to consolidated interest expense was approximately 2.81 to 1.00.

        In addition to our obligations under our bank credit facility and indenture, we have various contractual obligations with suppliers and are required to pay certain minimum royalty payments related to the sale of specified products.

        On October 8, 2003, we entered into a definitive agreement to purchase the bone growth stimulation device (BGS) business from OrthoLogic Corporation (OrthoLogic), for $93 million in cash plus certain assumed liabilities, subject to the approval of OrthoLogic's stockholders and customary governmental approvals and closing conditions. The BGS products include the OL1000, which utilizes patented Combined Magnetic Field technology to deliver a highly specific, low-energy signal for the non-evasive treatment of an established nonunion fracture and SpinaLogic®, a device used as an adjunct to primary lumbar spinal fusion surgery. We have received an underwritten commitment for senior debt financing (the New Credit Agreement) for the acquisition, and to refinance our current bank debt from a bank. The new Credit Agreement is expected to consist of a $100 million term loan and a $30 million revolving credit facility. OrthoLogic has scheduled a stockholder meeting for November 26, 2003 to consider and approve the transaction. Assuming the OrthoLogic stockholders approve the transaction and the other conditions to closing are satisfied, the transaction will be closed shortly after the stockholder meeting.

        As part of our strategy, we may pursue additional acquisitions, investments and strategic alliances. We may require new sources of financing to consummate any such transactions, including additional debt or equity financing. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all. In addition, we may not be able to consummate any such transactions due to the operating and financial restrictions and covenants in our bank credit facility and the indenture governing our Senior Subordinated Notes.

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

        As of September 27, 2003, we had total liquidity available of approximately $18.7 million in cash and cash equivalents and $22.6 million (net of $2.4 million of outstanding, but undrawn letters of credit) available under our $25 million revolving bank credit facility. In addition to the anticipated purchase of the BGS business from OrthoLogic for $93 million plus expenses of up to $4 million, the refinancing of our $15.5 million of bank term loans and other general corporate payments, we expect to spend an additional $6.6 million of cash in the remainder of 2003 for the following requirements:

  •
  approximately $5.1 million scheduled principal and interest payments on our bank credit facility and the Senior Subordinated Notes; and

  •
  up to $1.5 million for capital expenditures.

Forward-Looking Statements

        This quarterly report on Form 10-Q includes forward-looking statements intended to be within the safe-harbor for such statements provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, among other things, the information concerning our possible future results of operations, business and growth strategies, our planned acquisition of the bone growth stimulation device business of OrthoLogic and financial consequences of such an acquisition, financing plans, cost reduction programs, our competitive position and the effects of competition and the projected growth of the markets in which we operate. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these statements by forward-looking words such as anticipate, believe, could, estimate, expect, intend, may, should, will, plan, intend, would and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this quarterly report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this quarterly report are our ability to close the acquisition of the bone growth stimulation business of OrthoLogic and achieve our expected combined operating results; the continued growth of the bone growth stimulation market; our high level of indebtedness, including the indebtedness we plan to incur in connection with the acquisition of the bone growth stimulation business of OrthoLogic; the requirement to write-off capitalized acquisition costs related to the OrthoLogic acquisition if such acquisition does not close; and those discussed under "Risk Factors" in our Form 10-K for the year ended December 31, 2002 filed with SEC in March 2003, and you are cautioned to consider these risk factors in connection with such forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loans and borrowings under the revolving bank credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. As of September 27, 2003, we had $75.0 million in principal amount of fixed rate debt represented by our Senior Subordinated Notes and $15.5 million of variable rate debt represented by borrowings under the bank credit facility (at an interest rate of 3.625% at September 27, 2003). Based on our current balance outstanding under the bank credit facility, an immediate change of one percentage point in the applicable interest rate would cause an increase or decrease in interest expense of approximately $0.2 million on an annual basis. At September 27, 2003, up to $22.6 million (net of $2.4 million of outstanding, but undrawn letters of credit) of variable rate borrowings were available under our $25 million revolving bank credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At September 27, 2003, we had no such derivative financial instruments outstanding.

        Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars and commencing in September 2003, we established our subsidiary in France that will be selling products in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies in the three and nine months ended September 27, 2003 and September 28, 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling. As we continue to distribute our products in selected foreign countries, we expect that future sales of our products in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to more materially impact our operating results. In the future, we may seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At September 27, 2003, we had no hedging transactions in place.

ITEM 4.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

37

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our November 15, 2001 initial public offering. dj Orthopedics, Inc. is named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, and the underwriters of our initial public offering. The complaints sought unspecified damages and alleged that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by, among other things, misrepresenting and/or failing to disclose material facts in connection with our registration statement and prospectus for the initial public offering. On February 25, 2002, plaintiffs agreed to dismiss the New York actions without prejudice. On February 28, 2002, a federal district court judge consolidated the Southern District of California actions into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (LSP) (S.D. Cal.), and appointed Oracle Partners, L.P. as lead plaintiff. On May 3, 2002, the lead plaintiff filed its consolidated amended complaint, which alleges the same causes of action and adds our outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and our former director Damion E. Wicker, M.D. as defendants. On June 17, 2002, we and the other defendants filed a motion to dismiss the consolidated complaint. On August 6, 2002, the Court granted in part and denied in part the motion to dismiss. The Court dismissed several categories of the misstatements and omissions alleged by plaintiffs. The remaining allegation pertains to a purported failure to disclose material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees' Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. as lead plaintiff. We believe the remaining claims are without merit and intend to defend the action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on our business, financial condition and results of operations.

        From time to time, we are involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between our various competitors and us. With respect to these matters, management believes that it has adequate legal defense, insurance and/or have provided adequate accruals for related costs. We are not aware of any pending lawsuits not mentioned above that could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

2.1		Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corporation and the Company.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on August 5, 2003. The Form 8-K included the Company's second quarter 2003 Earnings Release, dated August 5, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 10, 2003 on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC. (Registrant)
Date: November 10, 2003	BY:	/s/ LESLIE H. CROSS Leslie H. Cross President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2003	BY:	/s/ VICKIE L. CAPPS Vickie L. Capps Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

2.1		Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corporation and the Company.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

DJ ORTHOPEDICS, INC. FORM 10-Q INDEX
  EXPLANATORY NOTE
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
DJ ORTHOPEDICS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
DJ ORTHOPEDICS, INC. UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
DJ ORTHOPEDICS, INC. UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
DJ ORTHOPEDICS, INC. NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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