Form 10-K
period 2003-12-31
DJ ORTHOPEDICS INC
filed 2004-03-12
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission file number 001-16757

DJ ORTHOPEDICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	33-0978270
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2985 Scott Street
Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 727-1280

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒  No ☐

The aggregate market value of all outstanding common equity held by non-affiliates of the Registrant based on the closing price of common stock as reported on the New York Stock Exchange on June 27, 2003 was $96,160,124.

The number of shares of the Registrant’s common stock outstanding at February 25, 2004 was 21,581,779 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJ ORTHOPEDICS, INC.

FORM 10-K

Explanatory Notes

This annual report on Form 10-K is filed for dj Orthopedics, Inc. (dj Orthopedics), a Delaware corporation.  It is also filed for dj Orthopedics, LLC (dj Ortho), a Delaware limited liability company and DJ Orthopedics Capital Corporation (dj Capital), a Delaware corporation, with respect to the 12 5/8% senior subordinated notes (the notes) due in 2009 in an original aggregate principal amount at maturity of $100.0 million that were co-issued by dj Ortho and dj Capital.  dj Orthopedics owns 100% of the equity interest of dj Ortho and does not otherwise own any material assets or business operations.  The financial position and operating results of dj Orthopedics and dj Ortho are, therefore, substantially the same and are reflected in the consolidated financial information contained in this report.  dj Capital was formed solely to act as co-issuer of the notes and does not hold any assets or conduct any business operations of its own. Financial information for dj Capital would not be meaningful and is not included in this annual report.

Unless the context requires otherwise, in this annual report the terms “we,” “us” and “our” refer to dj Orthopedics, Inc., dj Orthopedics, LLC, a wholly-owned subsidiary of dj Orthopedics, Inc., and our other wholly-owned and indirect subsidiaries.  When we refer to “we,” “us” and “our” for dates prior to November 20, 2001, the date of our reorganization, the terms are meant to refer to our predecessor, DonJoy, L.L.C.  In November 2003, we acquired the bone growth stimulation device business of OrthoLogic Corp. We refer to this business as Regentek and the acquisition as the Regentek acquisition.  In this annual report, pro forma revenue data for the year ended December 31, 2003 give effect to the Regentek acquisition as if it had occurred on January 1, 2003.

This annual report includes market share and industry data and forecasts that we obtained from industry publications and surveys, primarily by Frost & Sullivan, and internal company surveys. Frost & Sullivan was commissioned by us to provide certain industry and market data. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry and market data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors” in this annual report.

Note on Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the Regentek acquisition, the growth of the bone growth stimulation market, our high level of indebtedness and other material risks discussed under the heading “Risk Factors” in this annual report  If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

Part I

Item 1. Business

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  We have a leading market share in the estimated $1.6 billion segment of the non-operative orthopedic and spine markets that we target.  From 2002 to 2003, our pro forma combined revenues grew 8.5% to $240.4 million.

Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury.  Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.

We sell our products in the United States and in more than 30 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  We believe that we have one of the largest distribution networks for non-operative orthopedic products.  We believe that this distribution network, along with our recognized brand name, reputation for quality and innovation, and our strong relationships with orthopedic professionals have contributed to our leading market position.

We were incorporated in Delaware in August 2001.  We are the successor to DonJoy, Inc., a business started in 1978 in Carlsbad, California.  In 1987, DonJoy was acquired by Smith & Nephew, Inc. and on June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC obtained a controlling interest in DonJoy from Smith & Nephew.  Concurrently with the completion of our initial public offering on November 20, 2001, DonJoy merged with us through a series of transactions, which we refer to as the reorganization.  Our headquarters are located at 2985 Scott Street, Vista, California 92081.  Our telephone number is (800) 336-5690.  Our website address is www.djortho.com.

We file annual reports, such as this Form 10-K, as well as quarterly reports on Form 10-Q and current reports on Form    8-K, with the U.S. Securities and Exchange Commission (SEC).  We make these reports available free of charge on our website under the investor relations page.  These reports can be accessed the same day as they are filed with the SEC.  All such reports were made available in this fashion during 2003.

4TITUDE®, Defiance®, dj Ortho®, DonJoy®, IceMan®, OfficeCare®, ProCare®,  SpinaLogic®, UltraSling®, LegendTM, UltraSling ERTM, Knee GuaranteeTM, OL1000TM, OL1000 SCTM, OrthoFrameTM, DonJoy VistaTM, DonJoy Pain Control DeviceTM and RegentekTM are certain of our registered trademarks and trademarks for which we have applications pending or common law rights.  All other brand names, trademarks and service marks appearing in this annual report are the property of their respective holders.

Public Offering of Common Stock

On February 24, 2004, we completed an offering of 8,625,000 shares of common stock.  The offering consisted of 3,162,500 shares of common stock sold by us at $19.00 per share for net proceeds of $56.7 million and 5,462,500 shares sold by certain of our stockholders.  We intend to purchase and/or redeem all of the outstanding senior subordinated notes with the net proceeds from the sale of the shares by us plus existing cash.  We may purchase the notes in the open market, in privately negotiated transactions, or, on or after June 15, 2004, redeem these notes pursuant to the terms of the indenture governing the notes. In the event we redeem the notes, in addition to the write-off of the call premium, we will write-off unamortized debt issuance costs and discounts related to the notes.  If we redeem all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  In the event we purchase the notes on the open market before June 15, 2004, these unamortized debt issuance costs and discounts will be higher.  We have received the consents necessary under our new credit agreement to use the proceeds from the sale of shares by us and cash on hand to purchase and/or redeem the senior subordinated notes.

The Regentek Acquisition

In November 2003, we acquired the bone growth stimulation device business of OrthoLogic, which we now operate as our Regentek division, for approximately $93.0 million in cash.  We financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan pursuant to a new credit agreement. Proceeds from the term loan were also used to repay our existing bank debt amounting to approximately $15.5 million. The new credit agreement also provides us with available borrowings under a $30.0 million revolving credit facility.

The bone growth stimulation products we acquired, which utilize proprietary combined magnetic field technology to deliver a highly specific, low-energy signal, include the OL1000 for the non-invasive treatment of an established nonunion fracture and SpinaLogic, a device used as an adjunct therapy after primary lumbar spinal fusion surgery.  For the year ended December 31, 2003, pro forma revenues for the Regentek division were $46.4 million, representing growth of approximately 19% from 2002.

The Regentek acquisition enabled us to enter the regeneration market and offer our first product that targets the spine.  Frost & Sullivan projects that the bone growth stimulation segment of the non-operative orthopedic and spine markets will double between 2002 and 2008, from $325 million to $640 million, which represents approximately a 12% compounded annual growth rate.  We believe the Regentek acquisition provides us with the opportunity to accelerate our revenue growth and to expand our gross margins.  We intend to leverage our existing distribution channels and pursue cross-selling opportunities for our rehabilitation and regeneration products.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the bone growth stimulation products to our existing product line will further this goal by providing significant cross-selling opportunities.  We believe this acquisition will provide us the opportunity to further penetrate our customer base by providing additional products to satisfy our customers’ orthopedic needs.

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 540 physician offices encompassing approximately 1,900 physicians.  We estimate that there are approximately 10,000 orthopedic physicians in the United States practicing in offices with three or more physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for significant sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Executing on this strategy, in May 2003, we were awarded a contract from Broadlane, Inc., and in December 2003 we were awarded an account with Premier, Inc.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products are well suited to the goals of these buying groups and intend to pursue these contracts aggressively.

•                  Expand Product Offerings for the Spine.  SpinaLogic is our first product that targets the spine.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  The spine segment of the orthopedics market is estimated to grow in excess of 18% from 2001 to 2005.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines. The products acquired in the Regentek acquisition, for example, which generated pro forma revenues of approximately $46.4 million during the twelve months ended December 31, 2003, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity.

•                  Expand International Sales. International sales historically represented less than 15% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets.

Our Addressable Markets

According to Frost & Sullivan, the segment of the non-operative orthopedic and spine markets we target is estimated to generate sales of approximately $1.6 billion in 2004 and is expected to grow at approximately 5.4% per annum until 2008.  The non-operative orthopedic and spine markets we target are further segmented into rehabilitation products, including rigid knee braces, soft goods and pain management products, which are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury, and regeneration products, including bone growth stimulation devices, which are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.

We believe that the growth of the markets we target is being driven by the following factors:

•                  Growing elderly populations with broad medical coverage, increased disposable income and longer life expectancy.  People over 65 years old currently represent about 13% of the U.S. population, yet are estimated to account for nearly 40% of healthcare expenditures.  This population segment is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965) and longer life expectancies.

•                  Growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women.  A U.S. Consumer Product Safety Commission survey determined that from 1990 to 1996 there was an 18% increase in the number of sports-related injuries among the 25 to 64 population segment.  From 1991-1998, “baby boomers” likewise experienced significant increases in sports-related injuries: 64% for those who lift weights, 240% for golfers and more than four times for those that engage in general exercise and running.  In addition, according to industry studies, female athletes are six to eight times more likely than their male counterparts to suffer ACL injuries.

•                  Increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.  The growing awareness and clinical acceptance by patients and healthcare professionals of the benefits of non-invasive solutions continues to drive demand for non-operative rehabilitation and regeneration products.

Products

Rigid Knee Bracing

We design, manufacture and market a broad range of rigid knee braces, including ligament braces, which are designed to provide support for knee ligament instabilities, post-operative braces, which are designed to provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which are designed to provide relief of knee pain due to osteoarthritis. These products are generally prescribed to a patient by an orthopedic physician or provided by athletic trainers for use in preventing injury. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office.  Sales of rigid knee braces represented approximately 38% and 32%, respectively, of our historical and pro forma revenues for 2003.

We introduced our first rigid knee brace in 1980, and in 1985 we introduced the first rigid knee brace using our patented “Four Points of Leverage” system.  Since 1991, we have introduced ten new ligament braces, including our flagship brace, Defiance, in 1992, six new post-operative knee braces and five new osteoarthritic braces.  Our rigid knee braces have achieved leading market share, which we attribute to our design improvement, strong brand name recognition and product quality.

Ligament Braces.  Ligament braces are designed to provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so they can successfully complete rehabilitation and resume daily activities after knee surgery or injury. Ligament braces are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. Our ligament braces can also be used to support the normal functioning of the knee to prevent injury. Our ligament bracing product line includes customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity.  According to Frost & Sullivan, in 2002 we were #1 in the United States in non-retail sales of ligament braces with a 39% market share.

In 2001, we introduced the Knee Guarantee program in connection with our Defiance ligament brace. We believe that we are the only orthopedic company in the United States that provides such a guarantee.  The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000 towards surgery, should an ACL re-injury occur while wearing the Defiance ligament brace. Since we introduced this guarantee, claims under the program have been minimal.

Post-operative Braces. Post-operative braces are designed to limit a patient’s range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain that would slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic surgeon. Our post-operative bracing product line includes a range of premium to lower priced off-the-shelf braces and accessory products.  According to Frost & Sullivan, in 2002 we were #1 in the United States in non-retail sales of post-operative braces with a 33% market share.

Osteoarthritic Braces. Osteoarthritic braces are used to treat patients suffering from osteoarthritis. Our line of customized and off-the-shelf osteoarthritic braces is designed to redistribute weight through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.  Frost & Sullivan estimates that sales of osteoarthritic braces are expected to grow at a 12.9% annual rate between 2002 and 2006.  According to Frost & Sullivan, in 2002 we were #2 in the United States in non-retail sales of osteoarthritic braces with a 23% market share.

Soft Goods

Our soft goods product line originally consisted of simple neoprene braces for the knee, thigh, elbow and ankle.  We now have over 400 soft goods products, including fracture boots, shoulder and elbow braces, as well as a range of products that offer immobilization and support from head to toe.  Our soft goods products represented approximately 50% and 41%, respectively, of our historical and pro forma revenues for 2003.

Soft Bracing.  These products are generally constructed from fabric or neoprene materials and are designed to provide support, immobilization and/or heat retention and compression of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist.  We currently offer products ranging from simple neoprene knee sleeves to more advanced products that incorporate materials and features such as air-inflated cushions and metal alloy hinge components.  According to Frost & Sullivan, in 2002 we were #2 in the United States in non-retail sales of both knee soft goods, with a 17% market share, and ankle braces and supports, with a 20% market share, the two largest segments of the soft goods market.

Lower Extremity Fracture Boots. These products are boots that fit on a patient’s foot and provide comfort and stability for ankle and foot injuries ranging from ankle sprains and soft tissue and stress fractures in the lower leg to stable fractures of the ankle.  Fracture boots are used as an alternative to traditional casts.  In 2003, we introduced a line of fracture boots designed for patients suffering from pre-ulcerative and ulcerative foot conditions, primarily related to complications from diabetes.  According to Frost & Sullivan, in 2002 we were #1 in the United States in sales of fracture boots, with a 28% market share.

Shoulder and Elbow Braces. We offer a line of shoulder and elbow braces and slings, which are designed for immobilization after surgery and allow for controlled motion. For example, the UltraSling is a durable oversized sling, which offers immobilization and support for mild shoulder sprains and strains. In 2003, we introduced the UltraSling ER that externally rotates the injured shoulder for improved healing.  According to Frost & Sullivan, in 2002 we were #2 in the United States in non-retail sales of upper-extremity soft goods, with a 25% market share.

Pain Management Products

Our portfolio of pain management products includes cold therapy products to assist in the reduction of pain and swelling and a system that employs ambulatory infusion pumps for the delivery of local anesthetic to the surgical site.  Our pain management products accounted for approximately 10% and 8%, respectively, of our historical and pro forma revenues for 2003.

Cold Therapy Products. Cold therapy products are designed to help reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process.  We manufacture, market and sell the IceMan device, as well as other cold therapy products such as ice packs and wraps. The IceMan product is a portable device used after surgery or injury.  The product consists of a durable quiet pump and control system used to circulate cold water from a reservoir to a pad designed to fit the injured area, such as the ankle, knee or shoulder. The IceMan product uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations. We recently introduced a manual cold therapy product that involves a simple, gravity based means of applying cold therapy.  According to Frost & Sullivan, in 2002 we were #3 in the United States in non-retail sales of cold therapy products with a 12% market share.

Ambulatory Infusion Pumps. Ambulatory infusion pumps are designed to provide a continuous infusion of local anesthetic dispensed by a physician directly into a surgical site following surgical procedures.  We are the exclusive North American distributor of a pain management system manufactured by McKinley Medical, LLLP called the DonJoy Pain Control Device.  This portable device consists of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The pain control systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. Our exclusive distribution rights for these products continue until 2007 and may be extended thereafter.  According to Frost & Sullivan, in 2002 we were #3 in the United States in non-retail sales of ambulatory infusion pumps with a 20% market share.

Bone Growth Stimulation Products

Bone growth stimulation devices are designed to promote the healing of musculoskeletal bone and tissue through electromagnetic field technology.  The bone growth stimulation products we acquired utilize proprietary combined magnetic field technology to deliver a highly specific, low-energy signal. The OL1000 product is used for the non-invasive treatment of an established nonunion fracture, which are fractures that do not show signs of healing within 90 days.  Approximately 3-5% of fractures are nonunion.  The SpinaLogic product is used as an adjunct therapy after primary lumbar spinal fusion surgery for at-risk patients.  Patients are considered at-risk when the natural healing process of the bone may be compromised by other health conditions of the patient, such as diabetes, smoking habits, weight, age and the severity and location of the fracture.  Our bone growth stimulation products accounted for approximately 2% and 19%, respectively, of our historical and pro forma revenues for 2003.

Patients using bone growth stimulation devices generally receive a prescription for the product from their physician.  After insurance approval, the patient receives the device and starts therapy, typically at home.  The patient is usually instructed to wear our bone growth stimulators for only 30 minutes each day, a significantly shorter period than competing products, which may require up to 24 hours of daily therapy.  We believe the reduced treatment time leads to increased patient compliance with treatment protocol.  The length of therapy with our products varies, but usually is between 25 and 40 weeks.

OL1000.  The OL1000 product is a FDA approved device that comprises two magnetic field treatment transducers, or coils, and a microprocessor-controlled signal generator that delivers a highly specific, low-energy signal to the injured area.  This signal is designed to stimulate bone growth and healing.  This unique system has a micro-controller that tracks the patient’s daily treatment compliance.  The OL1000 is used for the non-invasive treatment of an established nonunion fracture in all major long bones, such as the tibia, femur and humerus.

The OL1000 device is designed to be attached to the patient’s arm, leg or other area where there is a nonunion fracture.  The OL1000 is designed to evenly distribute a magnetic field over the patient’s injured area.  Because of the even distribution of the fields, specific placement of the device over the nonunion fracture is not as critical for product efficacy as it is for some competing products.

The OL1000 SC product is a FDA approved single coil device, which utilizes the same combined magnetic field as the OL1000.  This product is available in three sizes and is designed to be more comfortable for patients with certain types of fractures, such as clavicle and hip fractures, where only a single coil can be applied.

SpinaLogic.  The SpinaLogic product is a FDA approved, portable, non-invasive, electromagnetic bone growth stimulator that is designed to enhance the healing process as an adjunct therapy after spinal fusion surgery.

With the SpinaLogic product, the patient attaches the device to the lumbar injury location where it is designed to provide localized magnetic field treatment to the fusion site.  Similar to the OL1000 product, the SpinaLogic device contains a micro-controller that tracks the patient’s daily treatment compliance and can be checked by the surgeon during follow-up visits.

Sales, Marketing and Distribution

We distribute our products through five sales channels: DonJoy, ProCare, OfficeCare, Regentek and International.  Our products are distributed in the United States and international markets primarily through networks of agents and distributors.  These agents and distributors sell to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Our DonJoy, ProCare and OfficeCare channels are managed by five regional general managers who are responsible for managing the sale of all of our products across these channels.  Our bone growth stimulation products are sold to orthopedic surgeons and podiatrists in private practice, hospitals and clinics, as well as to general orthopedic physicians via direct sales and marketing efforts.  In addition, our SpinaLogic product is marketed by Johnson & Johnson’s DePuy Spine to orthopedic spine surgeons and neurosurgeons who perform spine procedures.  Our international channel consists of sales by our wholly-owned foreign subsidiaries and foreign independent distributors.  For the year ended December 31, 2003, no single customer represented more than 10% of our historical revenues.

DonJoy

The DonJoy sales channel, which is responsible for sales of rigid knee braces, pain management products and certain soft goods, accounted for approximately 48% and 40%, respectively, of our historical and pro forma revenues for 2003. The channel consists of approximately 270 independent commissioned sales representatives who are employed by approximately 40 independent sales agents and a few of our direct sales representatives. These representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because the DonJoy product lines generally require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs.

After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, paying a sales commission to the agent. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we may terminate the agent.

ProCare

The ProCare channel employs approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities.  This channel accounted for approximately 24% and 20%, respectively, of our historical and pro forma revenues for 2003.  Products in this channel consist primarily of our soft goods line, which are generally sold in non-exclusive territories to third-party distributors. These distributors include large, national third-party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physican Sales and Service Inc., regional medical surgical dealers, and medical products buying groups that consist of a number of dealers who make purchases through the buying group.  These distributors generally resell the products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patient. Unlike the rigid brace products, our soft goods products generally do not require significant customer education for their use.

In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts primarily for the sale of soft goods products, but often also covering rigid knee braces, with large healthcare providers and buying groups, such as AmeriNet Inc., US Government/Military hospitals, National Purchasing Alliance, Magnet, Managed Healthcare Associates, Inc., Broadlane and Premier. Under these contracts, we provide favorable pricing to the buying group and, as a result, are generally designated a preferred purchasing source for the members of the buying group for specified products.  Members, however, are not obligated to purchase our products. We are also a supplier for HealthTrust Purchasing Group, Magnet, Managed Healthcare Associates, Inc. and Novation.  As part of our strategy, we seek to secure additional national contracts with other healthcare providers and buying groups in the future.

OfficeCare

Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient.  For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  The OfficeCare sales channel accounted for approximately 13% and 11%, respectively, of our historical and pro forma revenues for 2003.  As of December 31, 2003, the OfficeCare program was located at over 540 physician offices throughout the United States.  We have contracts with over 350 third-party payors for our OfficeCare products.

We currently outsource the revenue cycle portion of this program, from billing to collecting, to an independent third-party contractor.  As a result of the growth of this program, our working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. The collection period for these receivables as compared to other portions of our business is significantly longer.

Regentek

We conduct our sales efforts for the OL1000 through a combination of approximately 40 direct sales representatives and approximately 25 regional sales agents who employ over 60 independent commissioned sales representatives.  The SpinaLogic product is sold by DePuy Spine under a 10-year exclusive worldwide sales agreement, which can be unilaterally terminated by DePuy Spine with four months notice and expires in 2010.  The agreement requires DePuy Spine to meet annual sales minimums in order to maintain exclusivity.  Five Area Vice Presidents manage territory sales and coordinate marketing and sales efforts for the bone growth stimulation products.  OrthoLogic had approximately 380 third-party payor contracts in place for the OL1000 and SpinaLogic products when we acquired the business.  We are in the process of having these contracts issued in our name and to date only have done so with approximately 168 contracts.  This channel accounted for approximately 2% and 19%, respectively, of our historical and pro forma revenues for 2003.

International

We market our products in over 30 countries outside the United States, primarily countries in Europe as well as in Australia, Canada and Japan. The International sales channel accounted for approximately 13% and 10%, respectively, of our historical and pro forma revenues for 2003. International sales are currently made through two distinct channels: independent third-party distributors and through wholly-owned foreign subsidiaries in Germany and the United Kingdom (in each case since January 1, 2002), Canada (since May 2002) and France (since October 2003).

We believe that future opportunities for sales growth within international markets are significant.  To this end, we established direct distributorship subsidiaries in foreign countries in 2002 and 2003.  These wholly-owned subsidiaries have enabled us to obtain higher gross margins on our products than we would have obtained on sales through third-party distributors.  In addition, we believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements.

Manufacturing

Nearly all of our rehabilitation products are manufactured in three buildings in a campus setting in Tijuana, Mexico.  We have signed a lease for a 200,000 square foot built-to-suit facility in Tijuana where we intend to relocate all of our Mexico-based manufacturing operations in late 2004.  The products that are still manufactured in Vista, California consist of our custom rigid bracing products, to facilitate 24-hour turn-around on custom orders, as well as our cold therapy products.  The OL1000 and SpinaLogic product lines are assembled and calibrated in Tempe, Arizona. Within our Vista and Tijuana facilities, we operate a vertically integrated manufacturing and cleanroom packaging operation and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

Our Vista, California facility has achieved ISO 9001 certification, EN46001 certification and certification to the European Medical Device Directive and our Mexico facility has achieved ISO 9001 certification. In 2002, our list of certifications for both the Vista, California and Tijuana, Mexico facilities was expanded to add the new Canadian Medical Device Regulation (ISO 13485). These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.

Most of the raw materials that we use in the manufacture of our products are available from more than one source and are generally readily available on the open market. We source some of our finished products from manufacturers in China as well as other third-party manufacturers.

Research and Development

Our internal research and development program is aimed at developing and enhancing products, processes and technologies.  The research and development activities for our rehabilitation products are conducted in our Vista, California facility by a group of product engineers and designers who have substantial experience in developing and designing products using advanced technologies, processes and materials. The research and development team uses computational tools and computer aided design, or CAD, systems during the development process that allow a design to be directly produced on computer-based fabrication equipment, reducing both production time and costs. Our current research and development activities are focused on using new materials, innovative designs and state of the art manufacturing processes to develop new products and to enhance our existing products.  We also maintain a small engineering team in Tempe, Arizona to support our bone growth stimulation products.

We have developed and maintain close relationships with a number of widely recognized orthopedic surgeons and professionals who assist in product research, development and marketing. These professionals often become product proponents, speaking about our products at medical seminars, assisting in the training of other professionals in the use and fitting of our products and providing us with feedback on the industry’s acceptance of our new products.  Some of these surgeons and specialists who participate in the design of products or provide consulting services have contractual relationships with us under which they receive royalty payments or consultant fees in connection with the development of particular products with which they have been involved. Our medical advisory board, consisting of five orthopedic surgeons, also assists in our product development by advising us on technological advances in orthopedics, along with competitive and reimbursement updates within the orthopedic industry.

We maintain a clinical education research laboratory in our Vista, California facility, which is used by orthopedic surgeons to evaluate our soft tissue repair products in a simulated surgical setting and practice surgical technique. These surgeons often provide us with feedback, which assists us in the development and enhancement of our products. In addition, we utilize our biomechanical laboratory in our Vista, California facility to test the effectiveness of our products. U.S. based and international surgeons and researchers collaborate with our research staff to perform biomechanical testing. The tests are designed to demonstrate the functionality of new products and the effectiveness of new surgical procedures.  Mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and observe the performance of new product designs as well as competitive products. We host numerous orthopedic surgeons at our biomechanical and surgical technique laboratories, which allows professionals to practice procedures and measure the effectiveness of those procedures.

In addition to our internal research and development efforts, we have entered into a number of technology licensing arrangements with third parties that provide us innovative technologies and processes for the manufacture and development of our products.  Finally, we act as the distributor of a number of products that are manufactured by others.

Competition

The non-operative orthopedic and spine markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee brace market include companies such as Orthofix International, N.V.,  Bledsoe Brace Systems, Innovation Sports Incorporated, Generation II USA, Inc. and Townsend Industries Inc. In the soft goods products market, our competitors include Aircast, Biomet, Inc., DeRoyal Industries, Encore Medical Corporation, Royce Medical Co. and Zimmer Holdings, Inc.  In the pain management products market, our competitors include Aircast, I-Flow Corp., Orthofix and Stryker Corporation.  In the bone growth stimulation market, our competitors include Orthofix, Biomet and Smith & Nephew.

Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, service and price. Several competitors have initiated stock and bill programs similar to our OfficeCare program.  Competition in bone growth stimulation devices is more limited as higher regulatory thresholds provide a barrier to market entry.  International competition is primarily from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries.

We believe that our extensive product lines, advanced product design, strong distribution networks, reputation with leading orthopedic professionals and customer service provide us with an advantage over our competitors. In particular, we believe that our broad product lines provide us with a competitive advantage over the smaller companies, while our established distribution networks and relationship-based selling efforts provide us with a competitive advantage over larger manufacturers.

Intellectual Property

Our most significant intellectual property rights are our patents and trademarks, including our brand names, and proprietary know-how.

We own or have licensing rights to approximately 120 U.S. and foreign patents and approximately 70 pending patent applications. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements. One of our most significant patents, which is registered only in the United States, involves the bracing technology and design called the “Four Points of Leverage” system. A majority of our ligament bracing products and certain of our osteoarthritic braces have been designed using the “Four Points of Leverage” system which exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our patent covering the “Four Points of Leverage” system expires in January 2005.  Revenues generated from products using our “Four Points of Leverage” system accounted for approximately 25%, 25% and 26% of our historical net revenues for 2003, 2002, and 2001, respectively.

Our other significant patents include the custom contour measuring instrument, which serves as an integral part of the measurement process for patients using our customized ligament and osteoarthritic braces.  In addition, we own patents covering a series of hinges for our rigid knee braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in rigid knee braces such as the Defiance ligament brace.  We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products.

In addition to these patents, we rely on non-patented know-how, trade secrets, processes and other proprietary information, which we protect through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information.  We believe that our patents, trademarks and other proprietary rights are important to the development and conduct of our business and the marketing of our products. As a result, we intend to continue to aggressively protect our intellectual property rights.

Employees

As of December 31, 2003, we had approximately 1,300 employees.  Approximately 50% of our employees work in Mexico. Our employees are not unionized.  We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

Government Regulation

Medical Device Regulation

United States.  Our products and operations are subject to regulation by the FDA, state authorities and comparable authorities in foreign jurisdictions.  The FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, promotion, distribution and production of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.  In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  Our currently marketed rehabilitation products are all Class I or Class II medical devices.  Our currently marketed bone growth stimulator products are Class III medical devices.

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of guidelines called General Controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls and clearance by the FDA.  Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure.  Unless a specific exemption applies, 510(k) premarket notification submissions are subject to user fees.  Certain Class I and Class II devices are exempt from this premarket review process.  When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or another commercially available, similar device that was subsequently cleared through the 510(k) process.

If the FDA agrees that the device is substantially equivalent, it will grant clearance to commercially market the device.  By regulation, the FDA is required to clear a 510(k) premarket notification within 90 days of submission of the application.  As a practical matter, clearance often takes longer; however, our products have generally been cleared within the 90-day time period.  If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarketing requirements.

A Class III device is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device.  The safety and efficacy of Class III devices cannot be assured solely by the General Controls and the other requirements described above.  These devices almost always require formal clinical studies to demonstrate safety and effectiveness.

Submission and FDA approval of a premarket approval application, or PMA, is required before marketing of a Class III product can proceed.  Unless an exemption applies, PMA submissions also are subject to user fees.  The PMA process is much more demanding than the 510(k) premarket notification process.  A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials.  The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling.  Following receipt of a PMA application, once the FDA determines that the application is sufficiently complete to permit a substantive review, the FDA will accept the application for review.  The FDA, by statute and by regulation, has 180-days to review an “accepted” PMA application, although the review of an application more often occurs over a significantly longer period of time, and can take up to several years.  In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device.  In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients.

Medical devices can be marketed only for the indications for which they are cleared or approved.  Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require a 510(k) clearance, premarket approval supplement or new premarket approval.  We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required or we filed a PMA supplement.  Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products.  Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA.

Our manufacturing processes are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products.  The QSR also, among other things, requires maintenance of a device master record, device history record, and complaint files.  Our domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.  Our Mexican facilities, which export products to the United States, may also be inspected by the FDA.  Based on internal audits of our domestic and Mexican facilities, we believe that our facilities are in substantial compliance with the applicable QSR regulations.  We also are required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur.  Although medical device reports have been submitted in the past 5 years, none have resulted in a recall of our products or other regulatory action by the FDA.  The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing.  The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns.

The FDA has broad regulatory and enforcement powers.  If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution.  The FDA can also require us to repair, replace or refund the cost of devices that we manufactured or distributed.  If any of these events were to occur, it could materially adversely affect us.

Legal restrictions on the export from the United States of any medical device that is legally distributed in the United States are limited.  However, there are restrictions under U.S. law on the export from the United States of medical devices that cannot be legally distributed in the United States.  If a Class I or Class II device does not have 510(k) clearance, and the manufacturer reasonably believes that the device could obtain 510(k) clearance in the United States, then the device can be exported to a foreign country for commercial marketing without the submission of any type of export request or prior FDA approval, if it satisfies certain limited criteria relating primarily to specifications of the foreign purchaser and compliance with the laws of the country to which it is being exported (Importing Country Criteria).  We believe that all of our current products which are exported to foreign countries currently comply with these restrictions.

An unapproved Class III device can be exported if: (1) it is in substantial compliance with the QSR or an FDA-recognized foreign standard; (2) the device satisfies the Importing Country Criteria; (3) the device is being exported to certain listed countries or the importing country has accepted the marketing authorization of one of those listed countries; and (4) the device is not being exported for investigational use.  Otherwise, the unapproved Class III device may be exported if the FDA determines that the exportation would not be contrary to public health, approval is obtained from an appropriate authority in the importing country, and the device satisfies the Importing Country Criteria.  We do not currently export any unapproved Class III devices.

International.  In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  Many of the regulations applicable to our devices and products in such countries are essentially similar to those of the FDA, including those in Germany, our largest foreign market.  The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union as well as Iceland, Liechtenstein and Norway.  The legislative bodies of the European Union have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices:  the Council Directives 90/385/EEC (Actives Implantables Directive); 93/42/EEC (Medical Device Directive); and 98/79/EC (In-Vitro-Diagnostics Directive).  The member states of the European Economic Area have implemented the directives into their respective national law.  Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking.  Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area.  The European Commission has adopted numerous guidelines relating to the medical devices directives to ensure their uniform application.  The method of assessing conformity varies depending on the class and type of the medical device and can involve a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, which is an independent and neutral institution appointed by the member states to conduct the conformity assessment.  This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s devices.  An assessment by a Notified Body in one country within the European Economic Area is generally required in order for a manufacturer to commercially distribute the product throughout the European Economic Area.

The European Standardization Committees have adopted numerous harmonized standards for specific types of medical devices.  Compliance with relevant standards establishes the presumption of conformity with the essential requirements for a CE marking.  Our quality system relating to the development, production and distribution of rigid and soft orthopedic bracing, cold therapy products and orthopedic fixation devices/instruments is certified through April 30, 2004 for our two facilities in Vista, California and our facility in Tijuana, Mexico.  Our quality system relating to the manufacturing of leg contour measuring devices and angle reference bending tools in our facilities in Vista, California has been certified and the existing certificate is currently in the process of being extended. The existing certificate remains valid until the issue of a new certificate.

Post market surveillance of medical devices in the European Economic Area is generally conducted on a country-by-country basis.  The requirement within the member states of the European Economic Area vary.  Due to the movement towards harmonization of standards in the European Union and the expansion of the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system.  The timing of this harmonization and its effect on us cannot currently be predicted.

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

Federal Privacy and Transaction Law and Regulations

Other federal legislation requires major changes in the transmission and retention of health information by us.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that may require significant and costly changes to current practices.  Sanctions for failure to comply with HIPAA include civil and criminal penalties.  The U.S.  Department of Health and Human Services, or HHS, has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.  The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.  The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information.  These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any business associate of ours to whom such information is disclosed will safeguard the information.  The third rule released by HHS establishes minimum standards for the security of electronic health information.  We were required to comply with the transaction standards by October 16, 2003 and the privacy standards by April 14, 2003, and are required to comply with the security standards by April 21, 2005.

Third-Party Reimbursement

Our products generally are prescribed by physicians and are eligible for third-party reimbursement.  An important consideration for our business is whether third-party payment amounts will be adequate, since this is a factor in our customers’

selection of our products.  We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts.  Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending.  Most recently, on December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or Modernization Act, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program.  First, beginning in 2004 through 2008, the payment amounts for orthotic devices (2004 through 2006) and durable medical equipment (2004 through 2008) will no longer be increased on an annual basis.  The freeze does not affect Class III devices such as bone growth stimulators, however.  Second, beginning in 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology.  Off-the-shelf orthotic devices and other non-Class III devices are subject to the program.  The competitive bidding program will begin in ten high population metropolitan statistical areas and in 2009 will be expanded to 80 metropolitan statistical areas (and additional areas thereafter).  Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding.  Third, supplier quality standards are to be established which will be applied by independent accreditation organizations.  Fourth, clinical conditions for payment will be established for certain products.

In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies.  Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels.  Changes to the reimbursement codes describing our products can result in reduced payment levels or the breadth of products for which reimbursement can be sought under recognized codes.  In January 2003, Medicare introduced a new reimbursement code relating to tibial ankle-foot fracture boot products.  Because we believed that the new code, which provides for a lower payment value on the applicable devices, may have applied to some or all of our lower extremity fracture boot products, we disputed this change.  As of January 2004, the reimbursement code was redefined, but the payment levels remained the same.  We are in the process of disputing the accuracy of the payment levels.

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing ‘‘inherent reasonableness’’ authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used by CMS and its contractors to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine a realistic and equitable payment amount.  CMS may make a larger adjustment each year if it undertakes prescribed procedures.  The regulation remains in effect after the Modernization Act, although the use of inherent reasonableness authority is precluded for devices provided under competitive bidding.  We do not know what impact inherent reasonableness and competitive bidding would have on us or the reimbursement of our products.

Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing.  Net revenues from third-party reimbursement accounted for approximately 19%, 17% and 17% of our historical net revenues for the years ended December 31, 2003, 2002 and 2001, respectively.  Medicare reimbursement consisted of approximately 13% of our historical net revenues from third-party reimbursement or approximately 2% of our total historical net revenues for the year ended December 31, 2003.

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws.  Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE.  We believe that our operations are in material compliance with such laws.  However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws.  In addition, there can be no assurance that the occurrence of one or more violations of these laws or regulations would not result in a material adverse effect on our financial condition and results of operations.

Anti-kickback and Fraud Laws.  Our operations are subject to federal and state anti-kickback laws.  Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid.  The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value.  HHS has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute.  Although full compliance with these provisions ensures against prosecution under the Medicare Fraud and Abuse Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Medicare Fraud and Abuse Statute will be pursued.  The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid.  Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

Our OfficeCare program is a stock and bill arrangement through which we make our products and services available in the offices of physicians or other providers.  In conjunction with the OfficeCare program, we may pay participating physicians a fee for rental space and support services provided by such physicians to us.  In a Special Fraud Alert issued by HHS’ Office of Inspector General, or OIG, in February 2000, the OIG indicated that it may scrutinize stock and bill programs involving excessive rental payments or rental space for possible violation of the Medicare Fraud and Abuse Statute, but noted that legitimate arrangements, including fair market value rental arrangements, will not be considered violations of the statute.  We believe we have structured the OfficeCare program to comply with the Medicare Fraud and Abuse Statute.

HIPAA created two new federal crimes: healthcare fraud and false statements relating to healthcare matters.  The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors.  The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services.  This statute applies to any health benefit plan, not just Medicare and Medicaid.  Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the OIG and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment.  In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information.

Physician Self-Referral Laws.  We are also subject to federal and state physician self-referral laws.  Federal physician self-referral legislation (commonly known as the Stark Law) prohibits, subject to certain exceptions, physician referrals of Medicare and Medicaid patients to an entity providing certain “designated health services” if the physician or an immediate family member has any financial relationship with the entity.  The Stark Law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral, and any person collecting any amounts in connection with an unlawful referral is obligated to refund such amounts.  A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme.  The penalties for violating the Stark Law also include civil monetary penalties of up to $15,000 per referral and possible exclusion from federal healthcare programs such as Medicare and Medicaid.  Various states have corollary laws to the Stark Law, including laws that require physicians to disclose any financial interest they may have with a healthcare provider to their patients when referring patients to that provider.  Both the scope and exceptions for such laws vary from state to state.

False Claims Laws.  Under separate statutes, submission of claims for payment that are “not provided as claimed” may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs.  These false claims statutes include the federal False Claims Act, which prohibits the knowing filing of a false claim or the knowing use of false statements to obtain payment from the federal government.  When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement.  In addition, certain states have enacted laws modeled after the federal False Claims Act.  Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action.

Governmental Audits

Because we participate in governmental programs as a supplier of medical devices, our operations are subject to periodic surveys and audits by governmental entities or contractors to assure compliance with Medicare and Medicaid standards and requirements. To maintain our billing privileges, we are required to comply with certain supplier standards, including, by way of example, licensure and documentation requirements for our claims submissions.  From time to time in the ordinary course of business, we, like other healthcare companies, are audited by or receive claims documentation requests from governmental entities, which may identify certain deficiencies based on our alleged failure to comply with applicable supplier standards or other requirements. We currently are under pre-payment review for certain claims we submit to one Medicare contractor (of the four Medicare contractors processing our claims).  This means that our claims must be submitted manually and with supporting documentation.  Pre-payment review results in longer processing times.  We review and assess such audits or reports and attempt to take appropriate corrective action. We also are subject to surveys of our physical location for compliance with supplier standards.  The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

Risk Factors

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business operations, our debt level, and government regulations. Holders of the senior subordinated notes also face a number of risks.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business

We recently completed the Regentek acquisition and we may be unable to implement our business strategy relative to this acquisition.

We completed the Regentek acquisition in November 2003.  The business we acquired develops, manufactures and markets bone growth stimulation products designed to promote the healing of musculoskeletal bone and tissue through electromagnetic field technology.  As part of our strategy relative to this acquisition, we intend to market the bone growth stimulation products we acquired, particularly the OL1000 product, through our existing distribution channels in addition to Regentek’s existing direct sales force.  Our ability to implement this strategy is, however, subject to a variety of factors, many of which are beyond our control, including the following:

•                  our existing customers may not have a need for bone growth stimulation products or may have existing relationships with our competitors for similar products;

•                  competitive products or technologies in fracture repair or spinal fusion surgery may undermine our sales and profitability goals; and

•                  we may not be able to successfully integrate our distribution channels with the established channels for bone growth stimulation products.

In addition, OrthoLogic had approximately 380 third-party payor contracts in place for the OL1000 and SpinaLogic products when we acquired the business.  We are in the process of having these contracts issued in our name and to date only have done so with approximately 168 contracts.  We cannot assure you we will be successful in having these third-party payor contracts issued in our name, which could adversely affect our ability to obtain timely payment or any payment for our sales of the OL1000 and SpinaLogic products.  Finally, we may not be able to integrate the bone growth stimulation products or OrthoLogic personnel into our existing business in a timely and cost-effective manner, or at all.

Because of these and other factors, we may not be successful in implementing our strategy relative to the Regentek acquisition.  Furthermore, the implementation of our strategy may not improve our operating results.

Prior to the Regentek acquisition, we did not have experience operating in the regeneration segment of the non-operative orthopedic and spine markets.

Historically, our principal focus has been the market for orthopedic rehabilitation products.  We attempted to enter the bone growth stimulation market in 2001 by licensing technology, called OrthoPulse, under development by I.M.D., b.v.  However, regulatory delays for the licensed technology prompted us to abandon this project.  Accordingly, prior to our acquisition of the bone growth stimulation device business from OrthoLogic in November 2003, we did not have any experience operating in the regeneration segment of the non-operative orthopedic and spine markets.  The regeneration segment of the non-operative orthopedic and spine markets may have different competitive characteristics from those we have experienced in the market for our rehabilitation products.  In addition, the products we acquired from OrthoLogic are subject to Class III Food and Drug Administration, or FDA, review.  This level of review is more stringent than that required for our rehabilitation products.

In addition, we do not have any products other than the SpinaLogic bone growth stimulator that target the spine and do not have relationships with any spine surgeons that could facilitate our ability to market and sell this device.  Furthermore, DePuy Spine acts as the exclusive worldwide distributor of the SpinaLogic device and can unilaterally terminate its arrangement with us on four months notice.  If this were to occur, we may not be able to find a replacement distribution channel for this product in a timely manner.

As a result of these factors, we cannot assure you that we will be successful in operating in the regeneration segment of the non-operative orthopedic and spine markets.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase sales of our products or generate revenue growth.

In connection with the Regentek acquisition, we hired approximately 140 additional employees, most of whom are located in Tempe, Arizona.  We currently intend to operate the bone growth stimulation device business as a stand-alone division.  The growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel, manufacturing and distribution operations.  Future growth may strain our infrastructure, operations, product development and other managerial and operating resources.  If our business resources become strained, we may be unable to increase sales of our products or generate revenue growth.

We have recently outsourced certain administrative functions relating to our OfficeCare sales channel to a third-party contractor and this transition may not prove successful.

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  For these products, we arrange billing to a patient or third-party payor after the product is provided to the patient.  In March 2003, we began outsourcing the revenue cycle of this program, from billing to collections, to an independent third-party contractor with an objective to reduce collection time and increase collection amounts. The transition to this provider may not be successful in achieving these goals and there can be no assurance that we will not have to resume these administrative functions in the future.

Our principal stockholder owns a significant portion of our common stock and its interests may differ from the interests of our other stockholders.

J.P. Morgan DJ Partners, LLC, or JPMDJ Partners, and its affiliates, beneficially own approximately 14% of our outstanding common stock.  As a result, JPMDJ Partners is able to influence all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions, such as acquisitions.  This concentration of ownership could delay, defer or prevent a change in control of our company or impede a merger, consolidation, takeover or other business combination, which a stockholder may otherwise view favorably.  The interests of JPMDJ Partners may differ from the interests of our other stockholders.

We rely on intellectual property to develop and manufacture our products and our business could be adversely affected if and when we lose our intellectual property rights.

We hold or license U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also expect to apply for additional patents as we deem appropriate.

The patent for our “Four Points of Leverage” system is registered only in the United States and expires in January 2005.  Revenues generated from products using our “Four Points of Leverage” system represented approximately 25%, 25% and 26% of our historical net revenues for 2003, 2002 and 2001, respectively. The majority of our anterior cruciate ligament, or ACL, braces, including Defiance, Legend and 4TITUDE, and certain of our osteoarthritic braces use this system. We believe a number of our competitors will introduce ligament braces that incorporate aspects of our “Four Points of Leverage” system once the patent expires.  In such event, our competitors may be able to sell products that are similar to ours at lower prices than we currently sell our products, which could adversely affect our revenue and profitability.

We believe that several of our additional existing patents are, and will continue to be, extremely important to our success.  These include the patents relating to our:

•                  custom contour measuring system, which serves as an integral part of the measurement process for patients ordering our customized ligament and osteoarthritic braces;

•                  series of hinges for our rigid braces;

•                  pneumatic pad design and production technologies which utilize air inflatable cushions that allow the patient to vary the location and degree of support provided by braces such as the Defiance brace;

•                  osteoarthritis bracing concepts;

•                  ankle bracing, both rigid and soft;

•                  rigid shoulder bracing; and

•                  combined magnetic field technology, which is used in our bone growth stimulation products.

However, we cannot assure you that:

•                  our existing or future patents, if any, will afford us adequate protection;

•                  our patent applications will result in issued patents; or

•                  our patents will not be circumvented or invalidated.

Our success also depends on non-patented proprietary know-how, trade secrets, processes and other proprietary information. We employ various methods to protect our proprietary information, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who have access to our proprietary information. However, these methods may not provide us with adequate protection. Our proprietary information may become known to, or be independently developed by, competitors, or our proprietary rights in intellectual property may be challenged, any of which could have an adverse effect on our business.

Our transition to direct distribution of our products in selected foreign countries involves financial and operational risks.

We have implemented a strategy to selectively replace our third-party international distributors with wholly-owned distributorships.  In 2002, we began to distribute our products in Germany/Austria, the United Kingdom and Canada through wholly-owned subsidiaries.  We established a wholly-owned distributorship in France in September 2003.  We have little experience in managing a large international operation, and the creation of direct distribution capabilities in Germany/Austria, the United Kingdom, Canada and France has required changes in our organization and the implementation of additional financial and operational controls.  We cannot assure you that we will be able to successfully maintain organizational changes and controls or that our international strategy will result in increased revenues or profitability.

If we are not able to develop, license or acquire and market new products or product enhancements we will not remain competitive.

Our future success and the ability to grow our revenues and earnings require the continued development, licensing or acquisition of new products and the enhancement of our existing products. We may not be able to:

•                  continue to develop or license successful new products and enhance existing products;

•                  obtain required regulatory clearances and approvals for such products;

•                  market such products in a commercially viable manner; or

•                  gain market acceptance for such products.

We may pursue acquisitions of other companies or product lines to expand our product portfolio.  Our ability to grow through acquisitions depends on our ability to identify, negotiate, complete and integrate suitable acquisitions.  Even if we complete acquisitions we may experience:

•                  difficulties in integrating any acquired companies, personnel and products into our existing business;

•                  delays in realizing the benefits of the acquired company or products;

•                  diversion of our management’s time and attention;

•                  limited or no direct prior experience in new markets or countries we may enter;

•                  higher costs of integration than we anticipated; or

•                  difficulties in retaining key employees of the acquired business who are necessary to manage these acquisitions.

In addition, we may require additional debt or equity financing for future acquisitions.  Such financing may not be available on favorable terms, if at all.  Finally, in the event we decide to discontinue pursuit of a potential acquisition, we would be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.  We had discontinued acquisition costs of $0.2 million and $0.4 million for the years ended December 31, 2002 and 2000, respectively.

We will be unable to remain competitive if we fail to develop, license or acquire and market new products and product enhancements.  In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenue, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic and spine surgeons and other healthcare professionals.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our products and our failure to maintain these relationships could adversely effect our business.

The sales of our products depend significantly on the prescription or recommendation of such products by orthopedic and spine surgeons and other healthcare professionals.  We have developed and maintain close relationships with a number of widely recognized orthopedic surgeons and specialists who assist in product research, development and marketing.  Failure of our products to retain the support of these surgeons and specialists, or the failure of our products to secure and retain similar support from leading surgeons and specialists, could have an adverse effect on our business.

Our marketing success also depends largely upon arrangements with independent agents and distributors.  Our success depends upon our agents’ and distributors’ sales and service expertise and their relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors for marketing our products could have an adverse effect on our business.

We operate in a very competitive business environment.

The non-operative orthopedic and spine markets are highly competitive and fragmented.  Our competitors include several large, diversified general orthopedic products companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we have.  Accordingly, we may be at a competitive disadvantage with respect to these competitors.

In the rehabilitation market, our primary competitors in the rigid knee bracing product line include Orthofix International, N.V., Bledsoe Brace Systems, Innovation Sports Incorporated, Generation II USA, Inc. and Townsend Industries Inc.  Our competitors in the soft goods products segment include Aircast, Biomet, Inc., DeRoyal Industries, Encore Medical Corporation, Royce Medical Co. and Zimmer Holdings, Inc.  Our primary competitors in the pain management products market include I-Flow Corp., Orthofix and Stryker Corporation.

In the regeneration market, our primary competitors selling bone growth stimulation products approved by the FDA for the treatment of  nonunion fractures are Orthofix, Biomet, Inc. and Smith & Nephew.  Biomet and Orthofix also sell bone growth stimulation products for use by spinal fusion patients.  We estimate that Biomet has a dominant share of the market for bone growth stimulation products for nonunion fractures in the United States and a dominant share of the market for use of its product as an adjunct therapy after spinal fusion surgery.

Our quarterly operating results are subject to substantial fluctuations and you should not rely on them as an indication of our future results.

Our quarterly operating results may vary significantly due to a combination of factors, many of which are beyond our control.  These factors include:

•                  the number of business days in each quarter;

•                  demand for our products, which historically has been higher in the fourth quarter when scholastic sports and ski injuries are more frequent;

•                  our ability to meet the demand for our products;

•                  our transition to direct distribution of our products in foreign countries;

•                  the number, timing and significance of new products and product introductions and enhancements by us and our competitors, including delays in obtaining government review and clearance of medical devices;

•                  our ability to develop, introduce and market new and enhanced versions of our products on a timely basis;

•                  the impact of any acquisitions that occur in a quarter;

•                  the impact of any changes in generally accepted accounting principles;

•                  changes in pricing policies by us and our competitors and reimbursement rates by third-party payors, including government healthcare agencies;

•                  the loss of any of our distributors;

•                  changes in the treatment practices of orthopedic and spine surgeons and their allied healthcare professionals; and

•                  the timing of significant orders and shipments.

Accordingly, our quarterly sales and operating results may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indications of future performance.  We cannot assure you that our sales will increase or be sustained in future periods or that we will be profitable in any future period.

Our business plan relies on certain assumptions for the market for our products, which, if incorrect, may adversely affect our profitability.

We believe that various demographics and industry specific trends will help drive growth in the rehabilitation and regeneration markets, including:

•                  a growing elderly population with broad medical coverage, increased disposable income and longer life expectancy;

•                  a growing emphasis on physical fitness, leisure sports and conditioning, which has lead to increased injuries, especially among women; and

•                  the increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.

These demographics and trends are beyond our control.  The projected demand for our products could materially differ from actual demand if our assumptions regarding these factors prove to be incorrect or do not materialize or if alternative treatments to those offered by our products gain widespread acceptance.

Our business, operating results and financial condition could be adversely affected if we become involved in litigation regarding our patents or other intellectual property rights.

The orthopedic products industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, or the foreign equivalents thereto to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

•                  subject us to significant liabilities to third parties;

•                  require disputed rights to be licensed from a third party for royalties that may be substantial; or

•                  require us to cease using such technology.

Any one of these outcomes could have an adverse effect on us.  Furthermore, we may not be able to obtain necessary licenses on satisfactory terms, if at all. Accordingly, adverse determinations in a judicial or administrative proceeding or our failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, operating results and financial condition. Moreover, even if we are successful in such litigation, the expense of defending such claims could be material.

We have been sued in the past few years by competitors who alleged, in one case, that our osteoarthritis braces infringed their patents and in another case that certain of our lower extremity fracture boots infringed their patents.  We resolved the first matter through a settlement agreement involving the payment by us of license fees and are in the process of resolving the second matter through a settlement involving the payment by us of royalties.  In addition, we have recently been sued for patent infringement relating to our manual cold therapy product, introduced in 2003.  We can provide no assurance that these matters will be settled or that similar allegations will not be made with respect to other products of ours or that we will not have to make similar payments in the future.

In addition, we have from time to time needed to, and may in the future need to, litigate to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Such enforcement of our intellectual property rights could involve counterclaims against us. Any future litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel.

We have limited suppliers for some of our components and products which makes us susceptible to supply shortages and could disrupt our operations.

Some of our important suppliers are in China and other parts of Asia and provide us predominately finished soft goods products.  In fiscal year 2003, we obtained approximately 17% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our suppliers in China and other parts of Asia, any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

In addition, we purchase the microprocessor used in the OL1000 and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by a single supplier.  In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them.  Establishment of additional or replacement suppliers for these components cannot be accomplished quickly.

Our international sales and profitability may be adversely affected by foreign currency exchange fluctuations and other risks.

Commencing January 1, 2002, we began selling products through our subsidiaries in Germany in Euros and the United Kingdom in Pounds Sterling.  Commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars and commencing in October 2003, we began selling products through our subsidiary in France in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies both in fiscal years 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same periods.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

We occasionally engage in hedging transactions and may obtain in the future one or more forms of currency protection — in the form of forward exchange contracts, options or similar agreements — to “hedge” against the possible negative effects of exchange rate fluctuations.  However, we cannot assure you that any hedging will adequately relieve the adverse effects of exchange rate increases or that counterparties under these agreements will honor their obligations thereunder.  In addition, we may be subject to risks of default by hedging counterparties.

We are also subject to other risks inherent in international operations such as political and economic conditions, foreign regulatory requirements, exposure to different legal requirements and standards, exposure to different approaches to treating injuries, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, currency fluctuations, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences.  For example, in Germany, our largest foreign market, orthopedic professionals have started to re-use our bracing devices on multiple patients, which could adversely impact our sales of these devices in this market.  As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks.  If we are unable to do so, these and other factors may have an adverse effect on our international operations.

Our lack of manufacturing operations outside North America may cause our products to be less competitive in international markets.

We currently have no manufacturing operations in any foreign country other than Mexico. For our international sales to third-party distributors, the cost of transporting our products to foreign countries is currently borne by our third-party distributors who are also often required to pay foreign import duties on our products. As a result, the cost of our products to our third-party distributors is often greater than products manufactured by our competitors in that country. In addition, foreign manufacturers of competitive products may receive various local tax concessions that lower their overall manufacturing costs. In order to compete successfully in international markets, we may be required to open or acquire manufacturing operations abroad, which would be costly to implement and would increase our exposure to the risks of doing business in foreign countries. We may not be able to successfully operate offshore manufacturing operations.

Product liability claims may harm our business if our insurance proves inadequate or the number of claims increases significantly.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. We have, from time to time, been subject to product liability claims.  In addition, we have operated a Knee Guarantee program since 2001 in relation to our Defiance knee brace.  The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000, towards surgery should an ACL re-injury occur while wearing the brace.  If there is a significant increase in claims under this program, our business could be adversely affected.

We maintain product liability insurance with coverage of an annual aggregate maximum of $20 million.  The policy is provided on a claims made basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the coverage limit of such policy or that such insurance will continue to be available on commercially reasonable terms or at all.  If we do not or cannot maintain sufficient liability insurance, our ability to market our products may be significantly impaired.

We may be adversely affected if we lose the services of any member of our senior management team.

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success.  Leslie H. Cross, our President and Chief Executive Officer, for example, has worked for us for 14 years and helped lead our 1999 recapitalization and transition from ownership by Smith & Nephew to a stand-alone company.  The loss of any one or more members of our senior management team could have a material adverse effect on us.

Any claims relating to our improper handling, storage or disposal of wastes could be time consuming and costly.

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water, and land, the handling storage and disposal of wastes and the cleanup of properties affected by pollutants.  In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations.  Also, contamination may be found to exist at our current, former or future facilities, including our facility in Tempe, Arizona that was acquired in the Regentek acquisition, or off-site locations where we have sent wastes.  We could be held liable for such contamination, which could have a material adverse effect on our business or financial condition.  In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

Nearly all of our rehabilitation products are manufactured in three buildings in a campus environment in Tijuana, Mexico.  We have signed a lease for a built-to-suit facility in Tijuana where we intend to relocate all of our Mexico-based manufacturing operations in late 2004.  The products that are still manufactured in Vista, California consist of our custom rigid bracing products, to facilitate 24-hour turn-around on custom orders, and our cold therapy products.  The OL1000 and SpinaLogic product lines are assembled and calibrated in Tempe, Arizona.  These facilities and the manufacturing equipment we use to produce our products would be difficult to repair and replace.  Our facilities may be affected by natural or man-made disasters.  If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility.  In addition, our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of our company that a stockholder may consider favorable. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•                  authorizing the issuance of “blank check” preferred stock by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally defined as a person that together with its affiliates owns or within the last three years has owned 15% of the corporation’s voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Section 203 may discourage, delay or prevent a change in control of our company.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to our Debt Level

Our substantial indebtedness, a significant portion of which is subject to variable interest rates, could limit our ability to operate our business, obtain additional financing and pursue other business opportunities.

We have a large amount of indebtedness. The $100.0 million term loan outstanding under our credit facility has a variable rate of interest.  In the event that interest rates increase, the amount of money necessary to pay the interest on our indebtedness will increase and this increase could be material. In addition, we may incur additional indebtedness from time to time to finance acquisitions, investments or strategic alliances or capital expenditures or for other purposes.

Our level of indebtedness could have negative consequences for us, including the following:

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

•                  our debt level reduces our flexibility in responding to changing business and economic conditions; and

•                  there would be an adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

We occasionally engage in hedging transactions and may obtain in the future one or more forms of interest rate protection, in the form of swap agreements, interest rate cap contracts or similar agreements — to “hedge” against the possible negative effects of interest rate fluctuations.  However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder.  In addition, we may be subject to risks of default by hedging counterparties.

Our debt agreements contain operating and financial restrictions, which restrict our business and financing activities.

The operating and financial restrictions and covenants in our new credit agreement, the indenture governing the 12 5/8% senior subordinated notes and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in our business activities. Currently, our existing debt agreements restrict our ability to:

•                  incur additional indebtedness;

•                  issue redeemable equity interests and preferred equity interests;

•                  pay dividends or make distributions, repurchase equity interests or make other restricted payments;

•                  redeem subordinated indebtedness;

•                  create liens;

•                  enter into certain transactions with affiliates;

•                  make investments;

•                  sell assets; or

•                  enter into mergers or consolidations.

With respect to mergers or acquisitions, our credit agreement and the indenture governing the senior subordinated notes limit our ability to finance acquisitions through additional borrowings.  In addition, our credit agreement prohibits us from acquiring assets or the equity of another company unless:

•                  we are not in default under the credit agreement;

•                  after giving pro forma effect to the transaction, we remain in compliance with the financial covenants contained in the credit agreement;

•                  if the acquisition price is greater than $5,000,000 and our leverage is greater than 3.0 to 1.0, the company we are acquiring has positive earnings before interest, taxes, depreciation and amortization, or EBITDA;

•                  the acquisition price is less than $20,000,000 individually and less than $30,000,000 in the aggregate with all other permitted acquisitions consummated during the same fiscal year; and

•                  if the acquisition involves assets outside the United States, the acquisition price is less than $15,000,000 individually and less than $25,000,000 in the aggregate with all other permitted acquisitions consummated outside the United States during the term of the agreement.

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

A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under the credit agreement and/or the indenture. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the credit agreement accelerate the payment of the indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness, including the senior subordinated notes.

We may not be able to generate sufficient cash to service our indebtedness, which could require us to reduce our expenditures, sell assets, restructure our indebtedness or seek additional equity capital.

We may not have sufficient cash to service our indebtedness. Our ability to pay principal and interest on the senior subordinated notes and to satisfy our other obligations will depend upon, among other things:

•                  our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control; and

•                  the future availability of borrowings under our revolving credit facility or any successor facility, the availability of which depends or may depend on, among other things, our complying with covenants in the credit agreement.

If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements, including the credit agreement and the indenture, may restrict us from adopting any of these alternatives.

We have broad discretion in how we use the net proceeds of our recently completed stock offering, and we may not use these proceeds effectively.

We currently intend to use all of the net proceeds from our recently completed stock offering to purchase and/or redeem a portion of the outstanding senior subordinated notes.  We can purchase these notes in the open market, in privately negotiated transactions or, on or after June 15, 2004, redeem these notes pursuant to the terms of the indenture governing the notes.  In the event we redeem the notes on June 15, 2004, the redemption price will be 106.313% of the principal amount, or $79.7 million, plus accrued and unpaid interest.  In the event we redeem the notes, in addition to the write-off of the call premium, we will write-off unamortized debt issuance costs and discounts related to the notes.  If we redeem the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  In the event we purchase the notes on the open market before June 15, 2004, these unamortized debt issuance costs and discounts will be higher.  However, we are not obligated to purchase and/or redeem any of the senior subordinated notes and our management will have broad discretion as to the application of the net proceeds received by us from the offering. Our stockholders may not agree with the manner in which our management chooses to allocate and spend the net proceeds received by us.  Moreover, our management may use the net proceeds received by us for corporate purposes that may not increase our profitability or our market value.

Risks Related to Government Regulation

Our failure to comply with regulatory requirements or receive regulatory clearance or approval for our products or operations in the United States or abroad would adversely affect our revenues and potential for future growth.

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and by respective authorities in foreign countries where we do business.  The FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution.  The FDA also regulates the export of medical devices to foreign countries.  Failure to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject a company to administrative or judicially imposed sanctions which could have a material adverse effect on our business, financial condition and results of operations.  These sanctions include:

•                  warning letters;

•                  civil penalties;

•                  criminal penalties;

•                  injunctions;

•                  product seizure or detention;

•                  product recalls; and

•                  total or partial suspension of production.

Unless an exemption applies, a medical device must receive either approval or premarket clearance from the FDA before it can be marketed in the United States.  The FDA’s 510(k) clearance process for Class II devices usually takes from three to twelve months, but may take significantly longer.  The premarket approval process for Class III devices generally takes from one to three years from the time the application is filed with the FDA, but also can be significantly longer.  Premarket approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process.  Despite the time, effort and expense expended, there can be no assurance that a particular device will be approved or cleared by the FDA through either the 510(k) clearance process or the premarket approval process.

Modifications

Medical devices may only be marketed for the indications for which they are approved or cleared.  We may be required to obtain additional new premarket approvals, premarket approval supplements or 510(k) clearances to market additional products or for new indications for or modifications to our existing products.  We cannot be certain that we would obtain additional premarket approvals or 510(k) clearances in a timely manner or at all.  Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its design, intended use or manufacturing require a premarket approval, a premarket approval supplement, or a 510(k) clearance.  The FDA requires device manufacturers themselves to make and document a determination of whether or not a modification requires an approval, supplement or clearance; however, the FDA can review a manufacturer’s decision.  We have modified various aspects of our devices in the past and we determined that new approvals, supplements or clearances either were not required or we filed a PMA supplement.  The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications.  If the FDA requires us to obtain premarket approvals, supplement approvals or 510(k) clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties.  In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.

We currently have new products, new indications, or product modifications under development or under review by the FDA.  Our failure to obtain FDA clearance or approvals of new products, new indications or product modifications that we develop in the future, any limitations imposed by the FDA on such products’ development or use, or the costs of obtaining FDA clearance or approvals could have a material adverse effect on our business.

International Regulation

In many of the foreign countries in which we market our products, we are subject to extensive regulations essentially the same as those of the FDA, including those in Germany, our largest foreign market.  The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union, as well as Iceland, Liechtenstein and Norway.  The Council of the European Union (formerly the Council of the European Communities) and the Council of the European Parliament have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed are safe and effective for their intended uses.  The member states of the European Economic Area have implemented the directives into their respective national law.  Medical devices that comply with the conformity requirements of the national provisions and the directives will be entitled to bear a CE marking.  Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area.  Switzerland also allows the marketing of medical devices that bear a CE marking.  Failure to receive, or delays in the receipt of, relevant foreign qualifications, such as the CE marking, could have a material adverse effect on our international operations.

The European Standardization Committees CEN (European Committee for Standardization), CENELEC (European Committee for Electrotechnical Standardization) and ETSI (European Telecommunications Standards Institute) have adopted numerous harmonized standards for specific types of medical devices.  Although the application by a company of such standards remains voluntary, compliance establishes the presumption of conformity with the essential requirements for a CE marking.  In the event of non-compliance with the standards, we must demonstrate to independent and neutral institutions appointed by the member states of the European Economic Area the conformity of our products with the essential requirements by other means, such as displaying adherence to established technical specifications.  Non-compliance with the conformity assessment in the European Economic Area or other foreign countries could adversely affect our international product sales.

Post market surveillance of medical devices in the European Economic Area is generally conducted on a country-by-country basis.  The requirement within the member states of the European Economic Area vary.  Due to the movement towards harmonization of standards in the European Union and the expansion of the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system.  The timing of this harmonization and its effect on us cannot currently be predicted.  Any such developments could have a material adverse effect on our business, financial condition and results of operations.

Our products are subject to recalls even after receiving FDA clearance or approval, or after receiving CE-markings, which would harm our reputation and business.

We are subject to medical device reporting regulations that require us to report to the FDA or respective governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur.  The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing, and we have been subject to product recalls in the past.  A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling.  Any recall would divert managerial and financial resources and could harm our reputation with customers.  There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business.

If we fail to comply with the FDA’s Quality System Regulation, our manufacturing could be delayed, and our product sales and profitability could suffer.

Our manufacturing processes are required to comply with the FDA’s Quality System Regulation, which covers the procedures concerning (and documentation of) the design, testing, production processes, controls, quality assurance, labeling, packaging, storage and shipping of our devices.  We also are subject to state requirements and licenses applicable to manufacturers of medical devices.  In addition, we must engage in extensive recordkeeping and reporting and must make available our manufacturing facilities and records for periodic unscheduled inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries.  Moreover, failure to pass a Quality System Regulation inspection or to comply with these and other applicable regulatory requirements could result in disruption of our operations and manufacturing delays.  Failure to take adequate corrective action could result in, among other things, significant fines, suspension of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.  We have previously received warning letters and untitled letters from the FDA regarding regulatory non-compliance.  We cannot assure you that the FDA or other governmental authorities would agree with our interpretation of applicable regulatory requirements or that we have in all instances fully complied with all applicable requirements.  Any failure to comply with applicable requirements could adversely affect our product sales and profitability.

Changes in U.S. reimbursement policies for our products by third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Our products are sold to healthcare providers and physicians who may receive reimbursement for the cost of our products from private third-party payors and, to a lesser extent, from Medicare, Medicaid and other governmental programs.  In certain circumstances, such as for our OfficeCare program, we submit claims to third-party payors for reimbursement. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of healthcare providers and physicians, who are influenced by cost containment measures taken by third-party payors.  Limitations or reductions in third-party reimbursement for our products can have a material adverse effect on our sales and profitability.

Congress and state legislatures consider reforms in the healthcare industry that may modify reimbursement methodologies and practices, including controls on healthcare spending of the Medicare and Medicaid programs.  It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect the proposals would have on our business.  Many private health insurance plans model their coverage and reimbursement policies after Medicare policies.  Congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to prescribe less expensive products introduced by us and our competitors.

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in payments for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  Our Class III bone growth stimulator devices, for example, are not affected by the payment freeze and are not subject to competitive bidding.  Off-the-shelf orthotic devices are subject to competitive bidding.  Off-the-shelf orthotics are products requiring minimal self-adjustment for appropriate use and do not require expertise in trimming, bending, molding, assembling, or customizing to fit the patient.  Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

In addition, on February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, the agency responsible for implementing the Medicare program, made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount.  The regulation remains in effect after the Modernization Act, although the new legislation precludes the use of inherent reasonableness authority for devices subject to competitive bidding.  When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

Beginning January 1, 2004, a new definition for a reimbursement code went into effect that impacts our fracture boot products.  This code definition was corrected after discussions with CMS.  However, the payment level associated with the code was not changed, and we are continuing to pursue discussions to address the pricing with CMS.  If the reimbursement level under the new code is not changed, our revenue from the sale of these products through the OfficeCare channel could be reduced. Sales of fracture boots through our OfficeCare channel represented approximately 4% and 5% of our consolidated historical net revenues for the fiscal years ended December 31, 2003 and 2002, respectively. We cannot assure you that third-party reimbursement for our products will continue to be available or at what rate such products will be reimbursed.  Failure by users of our products to obtain sufficient reimbursement from third-party payors for our products or adverse changes in governmental and private payors’ policies toward reimbursement for our products could have a material adverse effect on our results of operations.

Changes in international regulations regarding reimbursement for our products could adversely affect our business and results of operations.

Similar to our domestic business, our success in international markets also depends upon the eligibility of our products for reimbursement through government sponsored healthcare payment systems and third-party payors, the portion of cost subject to reimbursement, and the cost allocation between the patient and government sponsored healthcare payment systems and third-party payors.  Reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third-party reimbursement.  In addition, healthcare cost containment efforts similar to those we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent standards.  For example, in Germany, our largest foreign market, effective since January 1, 2004, each German adult patient must pay between five and ten Euros for each medical technical device prescribed.  The exact amount of the co-payment is defined as 10% of the price of the device if it falls within the payment corridor.  Patients may be exempted from this co-payment obligation if the aggregate co-payments in the course of a calendar year exceeds 2% (1% for chronically ill) of the untaxed income of the patient.  This new formula replaces the former co-payment rule which imposed a 20% contribution on the patient.

In Italy, our rigid knee bracing products and cold therapy products, among others, are no longer eligible for reimbursement.  In the United Kingdom, while reimbursement for our products through the National Health Service, or NHS, is currently available, the cost of our products is not reimbursed by private health insurance plans and orthopedic professionals are being pressured by the NHS to reduce or eliminate the number of rigid knee braces prescribed for orthopedic patients.  Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products in these markets.

Medicare laws mandating new supplier standards and conditions for coverage could adversely impact our business.

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment and orthotics and that has a supplier number for submission of such bills will be subject to new quality standards as a condition of receiving payment from the Medicare program.  The new standards are to be met by suppliers of orthotics and durable medical equipment, such as bone growth stimulators.  New standards are to be developed by CMS and applied by independent accreditation organizations.  The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment.  These new supplier standards and clinical conditions for payment could limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.  In addition, because we are a Medicare supplier, and therefore also subject to any new supplier standards, our failure to meet any new supplier standards could affect our ability to bill, and therefore could have a material adverse effect on our business, financial condition and results of operations.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

Within the United States, healthcare reform and managed care have changed and continue to affect the dynamics of the healthcare industry in responding to rising healthcare costs.  As a result of healthcare reform, the U.S. healthcare industry has seen a rapid expansion of managed care organizations.  The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to cause, healthcare providers to lower costs.  The advent of managed care has also resulted in greater attention to the tradeoff between patient need and product cost, so-called demand matching, where patients are evaluated as to age, need for mobility and other parameters and are then matched with an orthopedic product that is cost effective in light of such evaluation.  One result of demand matching has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results.  For example, in our rigid knee-bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care customers.

A further result of managed care and the related pressure on costs has been the advent of buying groups in the United States.  Such buying groups enter into preferred supplier arrangements with one or more manufacturers of orthopedic or other medical products in return for price discounts.  The extent to which such buying groups are able to obtain compliance by their members with such preferred supplier agreements varies considerably depending on the particular buying groups.  In response to the organization of new buying groups, we have entered into national contracts with selected groups and believe that the high levels of product sales to such groups and the opportunity for increased market share have the potential to offset the financial impact of discounting.  We believe that our ability to maintain our existing arrangements will be important to our future success and the growth of our revenues.  In addition, we may not be able to obtain new preferred supplier commitments for major buying groups, in which case we could lose significant potential sales, to the extent these groups are able to command a high level of compliance by their members.  On the other hand, if we receive preferred supplier commitments from particular groups which do not deliver high levels of compliance, we may not be able to offset the negative impact of lower per unit prices or lower margins with any increases in unit sales or in market share.

In international markets, where the movement toward healthcare reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States.  We expect healthcare reform and managed care to continue to develop in our primary international markets, which we expect will result in further downward pressure in product pricing.  The timing and effects on us of healthcare reform and the development of managed care in international markets cannot currently be predicted.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

In response to pressure from mostly orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit and/or sell our orthotic device products or who can seek reimbursement for them.  Several states have adopted legislation, which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices.  Some of these laws have exemptions for manufacturers’ representatives.  Other laws apply to the activities of such representatives.  Other states may be considering similar legislation.  Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals.  We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business.

We may need to change our business practices to comply with healthcare fraud and abuse laws and regulations.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws.  Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE.  Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices.  Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a fraud and abuse law or regulation has been violated.  Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations.  If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful.

Audits or denials of our claims by government agencies could reduce our revenue or profits.

As part of our business structure, we submit claims directly to and receive payments directly from the Medicare and Medicaid programs.  Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims.  Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally.  We periodically receive requests for documentation during the governmental audits of individual claims either on a pre-payment or post-payment basis.  In addition, in October 2003, we received notice from one Medicare contractor (there are four contractors who process our Medicare claims) that, beginning November 26, 2003, certain of our claims filed with that contractor would  be reviewed on a pre-payment basis.  Under pre-payment reviews, our claims must be submitted manually and with supporting documentation, resulting in longer processing times.  We cannot predict how long the pre-payment review will be conducted nor the outcome of such review.  We cannot assure you that the review and/or other audits of our claims will not result in material delays in payment, as well as material recoupments or denials, which could reduce our revenue or profits.

Special Risks Related to Our Note Holders

Holders of the senior subordinated notes due 2009 of which an aggregate face amount of $75 million are outstanding, are subject to additional market and repayment risks arising from the terms of the notes and our debt level and corporate structure.  The notes were issued in 1999 by dj Orthopedics, LLC, our principal operating company, and were co-issued by DJ Orthopedics Capital Corporation, a company formed solely to act as co-issuer of the notes.  dj Orthopedics, Inc, our publicly held entity, and dj Orthopedics Development Corporation, a company formed solely to hold our intellectual property assets are guarantors of the notes.  None of our foreign subsidiaries has guaranteed payment of the notes.

In the discussion of risks to holders of the notes set forth below, the terms we, us and our refer to dj Orthopedics, LLC and DJ Orthopedics Capital Corporation, the co-issuers of the notes.  dj Orthopedics, Inc. is referred to as “dj Orthopedics”, and dj Development Corporation is referred to as “dj Development.”  The term “indenture” as used below refers to the indenture we entered into that contains the agreements between us and the holders of the notes.

The notes and the guarantees by dj Orthopedics and dj Development are, and guarantees by any of our future subsidiaries will be, effectively subordinated to all senior debt of our subsidiaries.

The notes are subordinated in right of payment to the prior payment in full of all our existing and future senior indebtedness and the guarantee of the notes by dj Orthopedics, dj Development and any future subsidiaries providing a guarantee of the notes will be subordinated in right of payment to all senior indebtedness of the applicable guarantor.  The indenture requires each of our domestic subsidiaries that is formed or acquired in the future to guarantee the notes, unless we designate the subsidiary as an Unrestricted Subsidiary (as defined in the indenture).  As of December 31, 2003, we had approximately $100.0 million of senior indebtedness outstanding and available borrowings of $30 million relating to a revolving credit facility, all of which is secured.  We currently have no borrowed amounts drawn under the revolving credit facility, but are contingently liable for outstanding letters of credit aggregating $3.0 million. In addition, the indenture permits us and our Restricted Subsidiaries (as defined in the indenture) to incur additional senior indebtedness, including indebtedness under the credit facility. We or the applicable guarantor may not pay principal, premium (if any), interest or other amounts on account of the notes or the guarantees by dj Orthopedics and dj Development or any subsidiary in the event of a payment default on, or another default that has resulted in the acceleration of, certain senior indebtedness (including debt under the credit facility) unless such indebtedness has been paid in full or the default has been cured or waived.  In the event of certain other defaults with respect to certain senior indebtedness, we or the applicable guarantor may not be permitted to pay any amount on account of the notes or the guarantees by dj Orthopedics and dj Development or any subsidiary for a designated period of time.  In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to us or a guarantor, our assets or a guarantor’s assets, as the case may be, will be available to pay obligations on the notes or the guarantor’s guarantee, as applicable, only after our senior indebtedness or the senior indebtedness of that guarantor has been paid in full, and there can be no assurance that there will be sufficient assets remaining to pay amounts due on all or any of the notes or any guarantee of the notes.

Our right to receive assets of any subsidiary which is not a guarantor upon the liquidation or reorganization of that subsidiary (and thus the rights of the holders of notes to realize any value with respect to those assets) will be subject to the prior claims of creditors of that subsidiary (including trade creditors).  Accordingly, since our foreign subsidiaries are not guarantors of the notes, the notes are effectively subordinated to all liabilities (including trade payables and contingent liabilities) of our foreign subsidiaries and any of our future subsidiaries that do not provide a guarantee of the notes except to the extent that we are recognized as a creditor of such subsidiary.  However, even if we were recognized as a creditor of a subsidiary that does not guarantee the notes, our claims would still be subordinate to any security interest in the assets of that subsidiary, and any indebtedness of that subsidiary senior to that held by us.  As of December 31, 2003, the aggregate amount of the liabilities of our foreign subsidiaries as reflected on our balance sheet was $1.8 million.

Indebtedness under our credit facility is secured while our obligations under the notes are not secured and if we default under our senior debt, our senior lenders can foreclose on the assets we have pledged to secure payment of the senior debt to your exclusion.

In addition to being contractually subordinated to all existing and future senior indebtedness, our obligations under the notes (and dj Orthopedics’ and dj Development’s obligations under their guarantees) are unsecured while our obligations under the credit facility (and dj Orthopedics’ and dj Development’s obligations under their guarantee of our indebtedness under the credit facility) are secured by a security interest in substantially all of our assets and the assets of dj Orthopedics (which consist principally of 100% of our equity interests) and each of our existing and subsequently acquired or organized U.S. and, subject to certain limitations, non-U.S. subsidiaries, including a pledge of all of the issued and outstanding equity interests in our existing or subsequently acquired or organized U.S. subsidiaries and 65% of the equity interests in each of our subsequently acquired or organized non-U.S. subsidiaries. If we are declared bankrupt or insolvent or if we default under the credit facility, the lenders could declare all of the funds borrowed under the credit facility, together with accrued interest, immediately due and payable. If we were unable to repay that indebtedness, the lenders could foreclose on our equity interests pledged by dj Orthopedics, on the pledged equity interests of our subsidiaries and on the assets in which they have been granted a security interest, in each case to your exclusion, even if an event of default exists under the indenture at such time. Furthermore, if all equity interests of any future subsidiary guarantor are sold to persons pursuant to an enforcement of the pledge of equity interests in that subsidiary guarantor for the benefit of the senior lenders, then the applicable subsidiary guarantor will be released from its guarantee of the notes automatically and immediately upon such sale.

We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture.

Upon a change of control, we are required to offer to purchase all of the notes then outstanding at 101% of the principal amount thereof plus accrued interest. If a change of control were to occur, we may not have sufficient funds to pay the purchase price for the outstanding notes tendered, and we expect that we would require third party financing.  However, we may not be able to obtain such financing on favorable terms, if at all. In addition, the credit facility restricts our ability to repurchase the notes, including pursuant to an offer in connection with a change of control. A change of control under the indenture may also result in an event of default under the credit facility and may cause the acceleration of other senior indebtedness, if any, in which case the subordination provisions of the notes would require payment in full of the credit facility and any other senior indebtedness before repurchase of the notes.  Our future indebtedness may also contain restrictions on our ability to repay the notes upon certain events or transactions that could constitute a change of control under the indenture. The inability to repay senior indebtedness upon a change of control or to purchase all of the tendered notes would each constitute an event of default under the indenture.

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

Item 2. Properties

We are headquartered in Vista, California and operate manufacturing locations in Vista, California; Tijuana, Mexico; and Tempe, Arizona. Our manufacturing facilities located in Tijuana, Mexico, include three buildings in a campus environment and are within 100 miles of Vista. We have signed a lease for a 200,000 square foot built-to-suit factory in Tijuana where we intend to relocate all of our Mexico-based manufacturing operations in late 2004.  In connection with the Regentek acquisition, we entered into a sublease for a facility in Tempe, Arizona.  In December 2003, we established a pilot east coast distribution center in Lansing, Michigan.  We also lease warehouse and office space in Germany, Canada, France and the United Kingdom.  All of our facilities are leased, none are owned.

Location	Use	Owned/Leased	Lease Termination Date	Size (Square Feet)
Vista, California	Corporate Headquarters Research & Development Manufacturing & Distribution	Subleased	February 2008	266,041

Tijuana, Mexico	3 Manufacturing Facilities	Leased	December 2004	113,000

Tijuana, Mexico	Manufacturing Facility (1)	Leased	August 2014	200,000

Tempe, Arizona	Research & Development Manufacturing & Distribution	Subleased	November 2004	33,463

Neudrossenfeld, Germany	Office & Distribution	Leased	August 2004	7,700

Surrey, United Kingdom	Office & Distribution	Leased	November 2011	3,111

Mississauga, Ontario, Canada	Office & Distribution	Leased	January 2005	4,250

Tournes, France	Distribution	Leased	October 2005	3,470

Lansing, Michigan	Distribution	Leased	November 2004	15,000

(1)          Built-to-suit facility to be constructed in 2004.  The lease term is ten years from the earlier of the date we occupy the facility or August 2004

Item 3. Legal Proceedings

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, our outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and our former director Damion E. Wicker, M.D and the underwriters of our initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. The parties have reached a tentative settlement of the case and entered into a Memorandum of Understanding confirming the settlement and the terms thereof.  The amount of the settlement is within the coverage limits of our directors’ and officers’ liability insurance policies.  The settlement will become final upon court approval, provided that, if class members who purchased more than a specified number of shares exclude themselves from the class, the defendants may terminate the settlement.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

Item 4A. Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position with dj Orthopedics

Leslie H. Cross	53	President, Chief Executive Officer and Director
Vickie L. Capps	42	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Luke T. Faulstick	40	Senior Vice President, Operations
Louis T. Ruggiero	44	Senior Vice President, Sales and Marketing
Donald M. Roberts	55	Vice President, General Counsel and Secretary

Leslie H. Cross has been our Chief Executive Officer and President and a member of our board of directors since our incorporation in August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., our predecessor, from June 1999 until November 2001, and has served as President of dj Orthopedics, LLC, our wholly owned operating subsidiary, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc. since June 1995.  From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in medical technology from Sydney Technical College in Sydney, Australia and studied business at the University of Cape Town in Cape Town, South Africa.

Vickie L. Capps joined us in July 2002 and serves as our Senior Vice President, Finance, Chief Financial Officer and Treasurer.  From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer.  From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company.  From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company.  Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and also serves on the board of directors for Targeted Molecules Corporation of San Diego, a privately held biotechnology company. Ms. Capps received a B.S. degree in business administration/accounting from San Diego State University.

Luke T. Faulstick currently serves as our Senior Vice President, Operations. He joined us as Vice President of Manufacturing in June of 2001.  From 1998 to June 2001, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business that supplied products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development.  He currently serves on the board of directors of Power Partners, Inc., a privately held power transmission manufacturer. Mr. Faulstick received a B. S. in engineering from Michigan State University and an M.S. in engineering from Rochester Institute of Technology.

Louis T. Ruggiero joined us as Senior Vice President, Sales and Marketing in August 2003.  Mr. Ruggiero brings more than 20 years of sales experience in medical devices, with more than half of his tenure in management roles. From 2000 to 2003,

Mr. Ruggiero served as President and Chief Executive Officer of Titan Scan Technologies, a subsidiary of Titan Corporation, a leader in electron beam technology for medical device sterilization, mail sanitization and industrial processes. From 1990 to 2000, Mr. Ruggiero was employed by GE Medical Systems, a global leader in medical diagnostic imaging, healthcare IT, productivity solutions, services and financing. He most recently served as director of corporate alliances. Prior to 1990, Mr. Ruggiero was employed by Davol, Inc., a division of C.R. Bard, Inc., where he served as sales manager in the northeast district. He has also held field sales positions with American V. Mueller, a division of American Hospital Supply, and Proctor & Gamble. Mr. Ruggiero received his undergraduate degree in interpersonal communication/political science from St. John’s University and his M.B.A. from the J.L. Kellogg School of Management, Northwestern University.

Donald M. Roberts joined us in December 2002 and currently serves as Vice President, General Counsel and Secretary.  From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles-based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years.  Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol DJO. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ended December 31, 2003:
First Quarter	$4.22	$3.50
Second Quarter	11.40	3.87
Third Quarter	14.15	10.23
Fourth Quarter	29.30	13.54

Year ended December 31, 2002:
First Quarter	$13.67	$6.00
Second Quarter	9.54	7.60
Third Quarter	8.20	2.70
Fourth Quarter	4.49	3.30

As of February 25, 2004, there were approximately 13 stockholders of record of our common stock.

We have not declared or paid any cash dividends since our inception. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends on our common stock is currently restricted under the terms of our credit agreement. The indenture relating to the senior subordinated notes also restricts the payment of dividends by us. Future dividends, if any, will be determined by our board of directors.

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

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$197,939	$182,636	$169,170	$143,586	$116,418
Costs of goods sold (a)	85,927	95,878	83,079	69,129	58,284
Gross profit	112,012	86,758	86,091	74,457	58,134
Operating expenses (a):
Sales and marketing (b)	54,067	56,216	36,175	29,201	22,884
General and administrative	21,767	26,414	25,042	19,829	16,172
Research and development	4,442	2,922	2,285	2,898	2,176
Amortization of acquired intangibles	464	—	—	—	—
Impairment of long-lived assets (c)	—	3,666	—	—	—
Performance improvement, restructuring and other costs (d)	(497)	10,008	—	400	—
Total operating expenses	80,243	99,226	63,502	52,328	41,232
Income (loss) from operations	31,769	(12,468)	22,589	22,129	16,902
Interest expense and other, net (e)	(11,718)	(12,088)	(22,057)	(16,970)	(7,387)
Income (loss) before income taxes	20,051	(24,556)	532	5,159	9,515
Benefit (provision) for income taxes (e) (f)	(7,980)	9,361	55,958	—	(2,387)
Net income (loss)	12,071	(15,195)	56,490	5,159	7,128
Less: Preferred unit dividends and accretion ofpreferred unit fees	—	—	(5,667)	(5,415)	(2,343)
Net income (loss) available to common stockholders	$12,071	$(15,195)	$50,823	$(256)	$4,785

Net income (loss) per share available to common stockholders:
Basic	$0.67	$(0.85)	$4.80	N/A	N/A
Diluted	$0.64	$(0.85)	$4.68	N/A	N/A
Weighted average shares outstanding:
Basic	17,963	17,873	10,593	N/A	N/A
Diluted	18,791	17,873	10,858	N/A	N/A
Balance Sheet Data (at end of period):
Cash	$19,146	$32,085	$25,814	$4,106	$5,927
Total assets	320,504	237,724	247,922	155,672	89,416
Long-term obligations	174,156	109,816	110,934	157,222	113,305
Total stockholders’/members’ equity (deficit)	117,333	100,913	115,240	(63,625)	(70,429)

N/A-As of December 31, 2000 and 1999, we were organized as a limited liability company and accordingly, had no shares      outstanding.

(a)          Amounts in 1999 include various charges and overhead allocations from Smith & Nephew. The year ended December 31, 2002 included aggregate charges of $5.1 million to provide reserves for excess inventories, substantially related to product lines that we discontinued (see Note 4 of the notes to our consolidated financial statements).

(b)         The year ended December 31, 2002 included an aggregate increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our accounts receivable from third-party payor customers (see Note 4 of the notes to our consolidated financial statements).

(c)          The year ended December 31, 2002 included $3.7 million in charges related to impairment of certain of our long-lived assets (see Note 4 of the notes to our consolidated financial statements).

(d)         For the year ended December 31, 2002, we recorded $10.0 million in charges related to our performance improvement program (see Note 4 of the notes to our consolidated financial statements), including an accrual for estimated future net rent for vacated facilities. In 2003, we decided to retain the vacant space for future expansion and reversed the remaining accrual of $0.5 million. We recorded $0.4 million of merger and integration costs in 2000 associated with the consolidation of the Orthotech operations into our existing facilities.

(e)          Discontinued acquisition costs of $0.2 million and $0.4 million for the years ended December 31, 2002 and 2000, respectively, are included in interest expense and other, net.  The year ended December 31, 2001 included a charge of approximately $4.7 million for the write-off of unamortized deferred debt issuance costs, debt discount and a prepayment premium incurred as a result of the early redemption of a portion of our senior subordinated notes.  The $1.9 million tax benefit related to this charge was in the benefit for income taxes in 2001.

(f)            We recorded a tax benefit (provision) at an effective tax rate of 40% and 38% on our income (loss) before income taxes for the years ended December 31, 2003 and 2002, respectively, and at an effective tax rate of 40% on our income before income taxes for the period from November 20, 2001, the date of our reorganization, to December 31, 2001. Because DonJoy, L.L.C. operated as a limited liability company from the date of its recapitalization in June 1999 through November 20, 2001, the date on which the reorganization was consummated, in accordance with federal, state and local income tax regulations that provide that no income taxes are levied on U.S. limited liability companies as each member of the LLC is individually responsible for reporting the member’s share of net income or loss, we did not provide for income taxes in our historical consolidated financial statements prior to the reorganization. In connection with the reorganization, we recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax bases of certain assets and liabilities of DonJoy at November 20, 2001.

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 30 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.

Acquisitions and Other Recent Transactions

On November 26, 2003, we acquired the bone growth stimulation device business from OrthoLogic, which we now operate as our Regentek division, for approximately $93.0 million in cash. We financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan received in connection with a new credit agreement. Proceeds from the term loan were also used to repay all of our existing bank debt, amounting to approximately $15.5 million. The credit agreement also provides us with available borrowings under a $30.0 million revolving credit facility. The Regentek acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.

We acquired all of the operating assets of the bone growth stimulation device business, which is located in Tempe, Arizona, and approximately 140 employees of the bone growth stimulation device business have become our employees. The bone growth stimulation products we acquired utilize patented combined magnetic field technology to deliver a highly specific, low-energy signal and include the OL1000 for the non-invasive treatment of an established nonunion fracture and SpinaLogic, a device used as an adjunct therapy after primary lumbar spinal fusion surgery. The bone growth stimulation business represented substantially all of the operating assets of OrthoLogic.

In December 2003, we signed a lease for a 200,000 square foot built-to-suit facility in Tijuana, Mexico, where we intend to relocate all of our Mexico-based manufacturing operations in late 2004.  In October 2003, we commenced direct distribution of our products in France through a new wholly-owned subsidiary, dj Orthopedics France S.A.S.

In June 2003, we completed the purchase of specified assets and assumed certain liabilities of Dura*Kold Corporation for an aggregate purchase price of $3.0 million. The assets acquired from DuraKold included tangible and intangible assets related to a line of proprietary cold wrap products for orthopedic and medical applications. We had previously sold the products manufactured by DuraKold since July 2001 under a distribution agreement. The DuraKold acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Performance Improvement Program

In 2002, we completed a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003.  We retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with the performance improvement program.

With the objective of reducing costs by streamlining our organization structure, our performance improvement program included the elimination of several senior management and other positions.  We also moved the manufacturing of all our remaining soft goods and certain non-custom rigid braces manufactured in the United States to our manufacturing facilities in Mexico.  The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 165 United States positions.  More than 140 positions were added in Mexico. The manufacturing move reduced our manufacturing costs beginning in the first quarter of 2003 and is intended to provide ongoing manufacturing cost reduction. In connection with the manufacturing move, a portion of our United States manufacturing facilities was vacated and in 2002 we accrued the estimated future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In 2003, we decided to retain the vacant space for future expansion and discontinued our efforts to sublease the vacant space.  Accordingly, the remaining accrual for rent for the vacant space of $0.5 million was reversed and credited to operating expenses in 2003.

Other focuses of the performance improvement program included: reducing operating expenses; improving the profitability of sales to our third-party payor customers; improving working capital management; and improving our business processes and information systems.  We also refocused our resources on our core rehabilitation business and discontinued the marketing of our surgical products and our knee replacement product in 2002. In connection with our decision to discontinue marketing our surgical products, all remaining assets of Alaron Technologies, L.L.C., which we acquired for $500,000 in June 2001, were written off in 2002.  We also divested our 60% interest in our Australian joint venture, dj Orthopaedics Pty Ltd, effective December 31, 2002, with no material gain or loss.  The minority owner assumed full ownership of this entity and continues to sell our current products as an independent distributor.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. Historically through December 31, 2002, we have reserved for and reduced gross revenues from third-party payors by between 20% and 28% for allowances related to these contractual reductions. For 2003, we recorded contractual allowances for our third-party payor revenue of 22% to 33% of gross billed charges to third-party payors.  Our contractual allowances percentages increased in 2003 following increases in our current gross price levels.  For our new bone growth stimulation business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 28% to 32% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 56% of our net accounts receivable at December 31, 2003 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regentek business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 19% of our net revenue for the year ended December 31, 2003 and 44% of our net accounts receivable at December 31, 2003 and we estimate bad debt expense to be approximately 4 - 8% of gross revenues from these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we relied heavily on third-party billing service providers to provide information about the accounts receivable of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts. During 2002, we enhanced the ability of our systems to obtain and analyze the information processed by these billing service providers. Our increased ability to obtain and better analyze information beginning in 2002 revealed that, as a result of historical third-party billing problems, we had experienced an increase in allowances and bad debts for accounts receivable from our third-party payor customers and we increased our provisions for contractual allowances and doubtful accounts accordingly in 2002. In March 2003, we completed the transition to a new third-party insurance billing service provider. We also continue to enhance our ability to analyze historical information, resolve issues related to our accounts receivable, and reduce our aging.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if the transition to our new third-party insurance billing service provider is not successful, we may be required to increase our reserve estimates.

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 18%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products.  In connection with our decision, as part of our performance improvement program, to discontinue marketing our Alaron surgical products and our knee replacement product, we recorded provisions in 2002 to reserve all remaining net inventories related to these products.  We based our reserves for our knee replacement product on inventory amounts in excess of amounts we estimated would be recoverable from our supplier of the knee replacement product who agreed to repurchase the inventory.  In 2003, we received approximately $263,000 from the supplier in excess of our original estimate, which we recorded as a reduction of costs of goods sold. If we receive additional amounts from the supplier in the future, additional credits may be taken.  We also provided reserves in 2002 for all remaining net inventories of our OrthoPulse product based on the inability of the manufacturer of OrthoPulse to make any material progress in 2002 in achieving FDA approval for the product.  We also increased our estimates of reserves required for certain other excess inventories in 2002.  Aggregate inventory reserves recorded in 2002 in connection with these decisions were $5.1 million, which is included within costs of goods sold in our consolidated statement of operations for 2002.

Rebates.  We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.  We offer certain of our distributors rebates based on sales volume, sales growth and to reimburse the distributor for certain discounts.

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

Valuation Allowance for Deferred Tax Asset. As of December 31, 2003, we have approximately $58.8 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002.  Realization of our deferred tax assets is dependent on our ability to generate approximately $154.0 million of future taxable income over the next 15 years.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.   At October 1, 2003, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.  With the exception of goodwill related to our Regentek acquisition of $39 million, we believe that the goodwill acquired through December 31, 2003 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to the fair value of the Company.

At December 31, 2003 other intangibles were evaluated for impairment as required by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regentek acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

We recorded an impairment charge for certain long-lived assets in 2002 as a result of certain new products not achieving anticipated revenues and estimated recovery values of assets being disposed of being less than anticipated.  The value of our goodwill and other intangible assets is exposed to future impairments if we experience further declines in operating results, if additional negative industry or economic trends occur or if our future performance is below our projections or estimates.

Segments

Our reportable segments, which, except for Regentek, reflect our primary distribution channels, are as follows:

•                  DonJoy, our largest sales channel, comprised of the sale of rigid braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 270 independent commissioned sales representatives and a few of our direct sales representatives sell our DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in our consolidated financial statements;

•                  ProCare, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods products requiring little or no patient education. These distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•                  Regentek, in which our Regentek products are sold through a combination of direct sales representatives and certain independent regional sales agents, with respect to the OL1000 product, and by DePuy Spine under a exclusive sales agreement, with respect to the SpinaLogic product.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third party payors or patients, for products sold directly to the patient;

•                  OfficeCare, in which we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate disbursement to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. In March 2003, we began outsourcing the revenue cycle of this program, from billing to collections, to an independent third-party contractor. The OfficeCare program is also intended to facilitate the introduction of our products to orthopedic surgeons who had not previously been our customers.  As of December 31, 2003, the OfficeCare program was located at over 540 physician offices throughout the United States.  We have contracts with over 350 third-party payors for its OfficeCare products; and

•                  International, in which our products are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 30 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is revenue, gross profit and operating income (loss) information for our reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented, (ii) the impairment of long-lived assets and performance improvement, restructuring, and other costs for 2002, and (iii) certain goodwill amortization for 2001.

	2003	2002	2001
DonJoy:
Net revenues	$95,353	$90,799	$83,913
Gross profit	53,824	53,380	51,306
Gross profit margin	56.4%	58.8%	61.1%
Operating income	22,437	23,043		(1)
Operating income as a percent of net revenues	23.5%	25.4%		(1)
ProCare:
Net revenues	$47,858	$46,441	$45,440
Gross profit	19,805	11,320	11,499
Gross profit margin	41.4%	24.4%	25.3%
Operating income	10,224	2,379		(1)
Operating income as a percent of net revenues	21.4%	5.1%		(1)
Regentek (2):
Net revenues	$3,989	—	—
Gross profit	3,145	—	—
Gross profit margin	78.8%	—	—
Operating income	537	—	—
Operating income as a percent of net revenues	13.5%	—	—
OfficeCare:	$25,631	$22,966	$21,654
Net revenues
Gross profit	20,162	16,829	16,036
Gross profit margin	78.7%	73.3%	74.1%
Operating income (loss)	2,801	(4,591)		(1)
Operating income (loss) as a percent of net revenues	10.9%	(20.0% )		(1)
International:
Net revenues	$25,108	$22,430	$18,163
Gross profit	15,076	10,325	7,250
Gross profit margin	60.0%	46.0%	39.9%
Operating income	6,255	824		(1)
Operating income as a percent of net revenues	24.9%	3.7%		(1)

(1)          Segment operating income is not available for periods prior to December 31, 2002.

(2)          Regentek includes operations for the period subsequent to the Regentek acquisition on November 26, 2003 and includes the impact of the Regentek purchase accounting and related amortization of acquired intangible assets.

Domestic Sales

Domestic sales, including all sales of our DonJoy, ProCare, Regentek and OfficeCare channels, accounted for approximately 87%, 88% and 89% of our net revenues in 2003, 2002 and 2001, respectively.

International

International sales accounted for approximately 13%, 12% and 11% of our net revenues, in 2003, 2002 and 2001, respectively. The following table sets forth our international net revenues as a percentage of our total net revenues, by country for the years ended December 31:

	2003	2002	2001

Germany	5%	4%	4%
Australia	1%	2%	1%
Canada	2%	2%	1%
Other countries	5%	4%	5%
Total international sales	13%	12%	11%

The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom, the Czech Republic, Denmark, France, Japan and Spain.

International sales are currently made primarily through two distinct channels: independent third-party distributors, and through our wholly-owned foreign subsidiaries in Germany and the United Kingdom (in each case since January 1, 2002), in Canada (since May 2002) and in France (since October 2003).

Commencing January 1, 2002, we began selling products through our subsidiaries in Germany in Euros and the United Kingdom in Pounds Sterling. Commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars and commencing in October 2003, we began selling products through our subsidiary in France in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies in 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2003, we had no hedging transactions in place.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  The first and fourth quarters may have more or less working days from year to year based on the days of the week on which holidays and December 31 fall.

The following table sets forth our operating results as a percentage of net revenues:

	2003	2002	2001
Net revenues: DonJoy	48.2%	49.7%	49.6%
ProCare	24.2	25.4	26.9
Regentek	2.0	—	—
OfficeCare	12.9	12.6	12.8
International	12.7	12.3	10.7
Total net revenues	100.0	100.0	100.0
Costs of goods sold	43.4	52.5	49.1
Gross profit	56.6	47.5	50.9
Operating expenses:
Sales and marketing	27.3	30.8	21.4
General and administrative	11.0	14.4	14.8
Research and development	2.2	1.6	1.3
Amortization of acquired intangibles	0.2	—	—
Impairment of long-lived assets	—	2.0	—
Performance improvement, restructuring and other costs	(0.2)	5.5	—
Total operating expenses	40.5	54.3	37.5
Income (loss) from operations	16.1	(6.8)	13.4
Interest expense and other, net	(6.0)	(6.6)	(13.0)
Income (loss) before income taxes	10.1	(13.4)	0.4
Benefit (provision) for income taxes	(4.0)	5.1	33.0
Net income (loss)	6.1%	(8.3)%	33.4%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Net Revenues. Net revenues increased $15.3 million, or 8.4%, to $197.9 million in 2003 from $182.6 million in 2002. Net revenues in 2003 for our DonJoy, ProCare, OfficeCare and International segments were $95.4 million, $47.9 million, $25.6 million, and $25.1 million, respectively, compared to prior year amounts of $90.8 million, $46.4 million, $23.0 million and $22.4 million, respectively.  We also had sales in 2003 from our new Regentek segment of $4.0 million which include operations subsequent to the Regentek acquisition on November 26, 2003. Sales in 2003 for the DonJoy segment increased $4.6 million, or 5.0%, as compared to 2002 primarily due to increased sales of cold therapy, osteoarthritic knee braces, shoulder and elbow bracing products. ProCare segment net revenues increased $1.4 million, or 3.1%, as compared to 2002, reflecting an increase in sales to national accounts customers, including through our contract with Broadlane, Inc. Sales in 2003 for the OfficeCare segment increased by $2.7 million, or 11.6%, compared to 2002 primarily due to certain price increases in this segment and the addition of new OfficeCare locations, offset by reductions due to a change in the Medicare reimbursement code for certain fracture boot products.  Sales in 2003 for the International segment increased by $2.7 million, or 11.9%, compared to 2002.  Net revenue in the International segment in 2003 included a benefit from favorable changes in foreign exchange rates of $2.0 million compared to the rates in effect in 2002, but was negatively affected by a decrease of $3.5 million in sales in Australia, compared to 2002, based on the discontinuation of our majority owned subsidiary in Australia effective December 31, 2002. Without the impact of either the favorable changes in foreign exchange rates, or sales in Australia, International segment revenues increased 23.3% in 2003 compared to 2002 due to increased sales through our subsidiaries located in Germany, Canada and the UK and from our independent distributors.

Gross Profit. Gross profit increased $25.3 million, or 29.1%, to $112.0 million for 2003 from $86.8 million for 2002.  Gross profit increased to 56.6% of net revenues for 2003 as compared to 47.5% of net revenues for 2002.  The improvement in gross profit margin is primarily related to the successful move of a substantial portion of our U.S. manufacturing to Mexico in the fourth quarter of 2002, as well as the completion of other manufacturing cost reduction initiatives.  Gross profit for 2002 was also impacted by inventory charges of $5.1 million taken in connection with our performance improvement program.  Gross profit in 2003 for the DonJoy, ProCare, OfficeCare and International segments was 56.4%, 41.4%, 78.7% and 60.0% of net segment revenues, respectively.  Comparatively, gross profit for 2002 for DonJoy, ProCare, OfficeCare and International was 58.8%, 24.4%, 73.3% and 46.0% of net segment revenues, respectively.  Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit in the DonJoy segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy custom rigid bracing products, which continue to be manufactured in the U.S.  The increase in gross profit in the ProCare, OfficeCare and International segments is primarily related to the manufacturing move to Mexico.  International gross profit in 2002 was also affected by sales of lower gross margin surgical products by our Australian subsidiary, which was discontinued in December 2002. Gross profit in our new Regentek segment was 78.8% of net revenue in the 2003 period subsequent to the Regentek acquisition on November 26, 2003 and was negatively impacted by a charge to costs of goods sold of $0.2 million related to a step up of certain acquired inventory values.

Sales and Marketing Expenses. Sales and marketing expenses decreased $2.1 million, or 3.8%, to $54.1 million for 2003 from $56.2 million for 2002. Sales and marketing expenses decreased as a percentage of revenues to 27.3% in 2003 from 30.8% in 2002. The decrease was due to lower commissions, which was the result of a change in product mix and revised commission programs initiated for our third-party payor customers.  Also, bad debt expense related to our third-party payor customers was significantly less in 2003 compared to 2002. In addition, sales and marketing expenses related to our new Regentek segment were $1.4 million in 2003.

General and Administrative Expenses. General and administrative expenses decreased $4.6 million, or 17.6%, to $21.8 million for 2003 from $26.4 million for 2002. General and administrative expenses decreased as a percentage of revenues to 11.0% in 2003 from 14.4% in 2002.  The decrease was primarily due to lower expenses for legal activities and other professional fees and lower wages and benefits, which were partially offset by increased insurance costs and billing fees related to our third-party insurance billing service provider.  In addition, general and administrative expenses related to our new Regentek segment were $0.6 million in 2003.

Research and Development Expenses. Research and development expenses increased $1.5 million, or 52.0%, to $4.4 million for 2003 from $2.9 million for 2002. Research and development expenses increased as a percentage of revenues to 2.2% in 2003 from 1.6% in 2002. The increase was primarily as a result of increased spending in order to accelerate new product introductions.  In addition, research and development expenses related to our new Regentek segment were $0.1 million in 2003.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.5 million in 2003 and reflects amortization expense for intangible assets acquired in the Regentek acquisition on November 26, 2003 including $0.1 million related to the amortization of acquired customer order backlog.

Impairment of Long-Lived Assets.During 2002, we recognized $3.7 million in charges related to impairment of certain of our long-lived assets. These long-term assets included intangible assets associated with our DonJoy Vista Rehabilitation System product line and other product lines, estimated impairment in our investment in an internet marketing company and goodwill associated with our surgical product lines.

Performance Improvement, Restructuring and Other Costs.  In 2002, we recorded charges of $10.0 million related to our performance improvement program, including changes for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated in the United States. The severance pay related to the elimination of the U.S. manufacturing positions, certain senior management positions and certain positions within our sales and general and administrative departments. In connection with the manufacturing move, a portion of our U.S. manufacturing facilities was vacated, we accrued an estimate of the future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In 2003, we decided to retain the vacant space for future expansion and discontinued our efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space of $0.5 million was reversed and credited to operating expenses.

Interest Expense and Other, Net. Interest expense and other, net, including interest expense and discontinued acquisition costs, net of interest income and foreign exchange gains, was $11.7 million in 2003 compared to $12.1 million in 2002. In 2003, foreign exchange transaction gains and other expenses amounted to $0.5 million.  Other expense for 2002 primarily included costs of $0.2 million incurred related to a potential acquisition that did not close.  Although the interest expense related to our average outstanding debt balance decreased in 2003 compared to 2002, amortization expense related to deferred debt issuance costs was higher in 2003 due to a write-off of all such costs related to our former bank debt.

Benefit (Provision) for Income Taxes. Our estimated worldwide effective tax rate was 39.8% for 2003 as compared to approximately 38.1% for 2002.  The tax benefit rate in 2002 was reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss). Net income was $12.1 million for 2003 compared to net loss of $15.2 million for 2002 as a result of the changes discussed above.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Net Revenues.  Net revenues increased $13.4 million, or 8.0%, to $182.6 million in 2002 from $169.2 million in 2001.  Domestic revenues for 2002 increased by $9.2 million, or 6.1%, from 2001 primarily as a result of increased sales in our DonJoy business segment.  International revenues, which also represent sales of our International business segment, for 2002 increased by $4.3 million, or 23.5%, from 2001 primarily as a result of commencing sales through our new subsidiaries in Germany, the United Kingdom and Canada.  Net revenues for the DonJoy segment increased $6.9 million over 2001 due to growth in the sales of our ligament and osteoarthritic knee braces.  ProCare segment sales increased by $1.0 million over 2001 due to increased sales of wrist splints and shoulder braces.  OfficeCare segment sales increased by $1.3 million over 2001 due primarily to increased sales of lower extremity fracture boots.

Gross Profit.  Gross profit increased $0.7 million, or 0.8%, to $86.8 million for 2002 from $86.1 million for 2001.  Gross profit margin decreased from 50.9% for 2001 to 47.5% for 2002.  The decrease in gross profit margin relates partly to charges related to reserves for excess inventories, including inventories of the OrthoPulse product and provisions for inventories associated with our decision to exit our surgical product lines aggregating $5.1 million.  Gross profit margin was also reduced by a change in product sales mix, an increase in certain other costs of sales, such as royalties, and by a decrease in overhead absorption due to a reduction in the volume of units manufactured, due partly to an effort to reduce inventory levels and partly to the transition from international sales distribution through stocking distributors to direct distribution, particularly in Germany.  Gross profit for the DonJoy segment increased $2.1 million, with gross profit margin decreasing to 58.8% for 2002 from 61.1% for 2001.  Gross profit for the ProCare segment decreased $0.2 million, with gross profit margin decreasing to 24.4% for 2002 from 25.3% for 2001.  Gross profit for the OfficeCare segment increased $0.8 million, with gross profit margin decreasing to 73.3% in 2002 from 74.1% for 2001.  Gross profit for the International segment increased $3.1 million, with gross profit margin increasing to 46.0% for 2002 as compared to 39.9% for 2001.

Sales and Marketing Expenses.  Sales and marketing expenses increased $20.0 million, or 55.3%, to $56.2 million for 2002 from $36.2 million for 2001.  This increase included an increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our third-party payor customers.  The increase in sales and marketing expense also reflects increased commissions due to higher sales of domestic products, increases in the provision for doubtful accounts related to our direct billed customers and costs related to our foreign subsidiaries that became operational in March 2001 (Australia), January 2002 (Germany and United Kingdom) and May 2002 (Canada).  Overall, sales and marketing expenses increased as a percentage of revenues to 30.8% in 2002 from 21.4% in 2001.

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

Impairment of Long-Lived Assets.  During 2002, we recognized $3.7 million in charges related to impairment of certain of our long-lived assets.  These long-lived assets primarily included intangible assets associated with certain product lines that did not achieve expected sales levels, an investment in an internet marketing company, an investment in the manufacturer of OrthoPulse, goodwill related to the acquisition of Alaron and fixed assets abandoned in connection with our manufacturing move to Mexico.

Performance Improvement, Restructuring and Other Costs.  Performance improvement and restructuring costs for 2002 amounted to $10.0 million, which consisted of employee severance costs of $3.9 million, lease termination and other exit costs of $1.9 million, consulting fees of $3.5 million and other costs of $0.7 million.

Interest Expense and Other, Net.  Interest, expense and other, net, including interest expense and discontinued acquisition costs, net of interest income, decreased $10.0 million, or 45.2%, to $12.1 million in 2002 from $22.1 million in 2001.  The decrease was primarily the result of a $4.7 million charge taken in 2001 to write-off deferred debt issuance costs associated with our prepayment of $25.0 million of the senior subordinated notes and lower interest on the related lower debt balances outstanding in 2002.

Benefit (Provision) for Income Taxes.  Our income tax benefit was $9.4 million for 2002 compared to a tax benefit of $56.0 million for the period from November 20, 2001 through December 31, 2001, including a deferred tax benefit of $54.2 million.  In connection with our reorganization on November 20, 2001, we became a corporation and subject to U.S. federal, state, and foreign income taxes on our earnings after that date.  We did not record a benefit (provision) for income taxes prior to that date.  We recorded a $1.8 million tax benefit for the period from November 21, 2001 to December 31, 2001, related primarily to a benefit for the write-off of deferred debt issuance costs in connection with a prepayment of the senior subordinated notes.  In connection with our reorganization, we recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax basis of certain assets and liabilities of DonJoy at November 20, 2001, as the related amortization is deductible for tax purposes.  The tax basis differences arose at the time of the recapitalization when, for income tax purposes, we elected to increase the basis of certain assets in an amount equal to the gain recognized by our former parent.  Our annual worldwide effective tax benefit rate was 38.1% for 2002.  Our estimated worldwide effective tax rate was 40% for 2001.  The comparable tax benefit rate for 2002 was reduced primarily due to the disallowance by certain states of net operating loss carryforwards.

Net Income (Loss).  Net loss was $15.2 million for 2002 compared to net income of $56.5 million for 2001 as a result of the changes discussed above.  Income in 2001 before the effect of our income tax benefit of $56.0 million was $0.5 million.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at December 31, 2003 was $174.2 million.

Net cash provided by (used in) operating activities was $26.5 million, $14.8 million and $(4.1) million in 2003, 2002 and 2001, respectively. The net cash provided by operations in 2003 primarily reflects improved operating results offset by amounts paid in 2003 for costs accrued in 2002 in connection with our performance improvement program. The positive cash flow in 2002 primarily reflects a net decrease in accounts receivable (which was primarily related to a decrease in our OfficeCare accounts receivable levels), and inventories, offset by amounts paid for our performance improvement program and a reduction in accounts payable.  The cash used in 2001 primarily reflects increased accounts receivable levels.

Cash flows used in investing activities were $105.5 million, $7.3 million and $8.1 million in 2003, 2002, and 2001, respectively.  Cash used in investing activities in 2003 included $93.9 million for the Regentek acquisition, $3.0 million for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter, $2.9 million for the DuraKold asset purchase and other capital expenditures amounting to $5.3 million. Cash used in 2002 primarily reflected the acquisition of distribution rights in conjunction with a terminated distribution agreement and maintenance capital expenditures. Cash used in 2001 primarily reflected an increase in the capitalization of costs directly associated with our acquisition and implementation of an enterprise resource planning system that was completed in March 2001, investments in manufacturing equipment, the purchase of an equity interest in IMD and the Alaron acquisition in July 2001.

Cash flows provided by (used in) financing activities were $65.8 million, $(1.5) million and $34.0 million in 2003, 2002 and 2001, respectively.  Cash provided by financing activities in 2003 reflects the proceeds received from the issuance of the $100.0 million term loan received in connection with our new credit agreement, net of repayment of our previous bank debt totaling approximately $35.8 million and debt issuance costs of $2.6 million associated with the new credit agreement. Also in 2003, additional proceeds of $4.2 million were received from the issuance of common stock through our Employee Stock Purchase Plan, the exercise of stock options and the collection of a note receivable. Cash used in 2002 reflects principal payments related to our former bank credit facility and additional costs paid in 2002 related to our 2001 initial public offering.  The cash provided in 2001 is primarily the result of the net proceeds of $118.5 million from our initial public offering in November 2001 and $9.6 million in net proceeds from the issuance of common units in June 2001, net of $21.9 million repaid under our former bank credit facility, $25.0 million paid to redeem a portion of our senior subordinated notes and $47.3 million paid to redeem all of the outstanding redeemable preferred units of DonJoy in connection with our reorganization.

Contractual Obligations and Commercial Commitments

The $75.0 million of outstanding senior subordinated notes, due 2009, bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. We are permitted to redeem the senior subordinated notes on or after June 15, 2004.  We intend to purchase and/or redeem all of the outstanding senior subordinated notes with the net proceeds, amounting to $56.7 million, of the sale of shares by us from a stock offering completed in February 2004, plus existing cash.  We may purchase the notes in the open market, in privately negotiated transactions, or, on or after June 15, 2004, redeem these notes pursuant to the terms of the indenture governing the notes. In the event we redeem the notes, in addition to the write-off of the call premium, we will write-off unamortized debt issuance costs and discounts related to the notes.  If we redeem all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  In the event we purchase the notes on the open market before June 15, 2004, these unamortized debt issuance costs and discounts will be higher.  We have received the consents necessary under our new credit agreement to use the proceeds from the sale of shares by us from a stock offering and cash on hand to purchase and/or redeem the senior subordinated notes.

We entered into a new credit agreement in November 2003 to finance the Regentek acquisition and repay our prior bank debt.  Our new credit facility provides a term loan of $100.0 million, all of which was outstanding as of December 31, 2003. We also have available up to $30.0 million under a revolving credit facility, which is available for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of December 31, 2003, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.0 million. Borrowings under the term loan and on the revolving credit facility bear interest at variables rates plus an applicable margin. At December 31, 2003, the effective interest rate on the term loan was 3.9375%. Outstanding letters of credit under the revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.

In addition to scheduled principal payments of $1.25 million per quarter, beginning in 2005 we are required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to consolidated EBITDA exceeds 3.00 to 1.00). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity (50% for certain qualified equity issuances) and debt issuances by us and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

The credit agreement and the indenture governing the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.00 to 1.00 at December 31, 2003 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.50 to 1.00 at December 31, 2003 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00 at December 31, 2003 and increasing to 3.50 to 1.00 for the first quarter 2005 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00 at December 31, 2003 and thereafter. At December 31, 2003, our ratio of total debt to consolidated EBITDA was approximately 3.28 to 1.00, our ratio of senior debt to consolidated EBITDA was approximately 1.89 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 4.51 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 3.01 to 1.00.

As part of our strategy, we may pursue additional acquisitions, investments and strategic alliances.  We may require new sources of financing to consummate any such transactions, including additional debt or equity financing.  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.  In addition, we may not be able to consummate any such transactions due to the operating and financial restrictions and covenants in our credit agreement and the indenture governing the senior subordinated notes.

The following table lists our contractual obligations as of December 31, 2003 (in thousands):

	Payments Due by Period
		2004	2005-2007	2008-2009	2010+
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-Term Debt (1)	$174,156	$5,000	$15,000	$154,156	$—
Operating Leases	21,994	4,238	9,830	2,538	5,388
Total Contractual Cash Obligations	$196,150	$9,238	$24,830	$156,694	$5,388

(1)          Represents scheduled principal payments for 2004 through 2009 under the term loan portion of our credit facility and the senior subordinated note repayment, net of unamortized discount, in 2009.

Our ability to satisfy our debt obligations and to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control.  We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements.  There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  In such event, we may need to raise additional funds through public or private equity or debt financings.  We cannot assure you that any such funds will be available to us on favorable terms or at all.

We do not currently have and have never had any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  In addition, we do not engage in trading activities involving non-exchange traded contracts.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

As of December 31, 2003, we had available a total of approximately $19.1 million in cash  and cash equivalents and $27.0 million available under the revolving credit facility. In February 2004, we received an additional $56.7 million in net proceeds from a stock offering.  For 2004, we expect to spend total cash of approximately $101.4 million for the following requirements:

•                  approximately $13.6 million scheduled principal and interest payments on our credit facility and the senior subordinated notes through the June 15, 2004 redemption date;

•                  approximately $8.1 million for capital expenditures; and

•                  approximately $79.7 million for redemption of our senior subordinated notes, including the call premium.

In addition, we expect to make other general corporate payments in 2004.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of shipping days in each quarter.  Although on a per day basis revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of shipping days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity.

 Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the notes to our consolidated financial statements included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2003, we had $75.0 million in principal amount of fixed rate debt represented by the senior subordinated notes and $100.0 million of variable rate debt represented by borrowings under our credit facility (at an interest rate of 3.9375% at December 31, 2003). Based on the balance outstanding under the credit facility as of December 31, 2003, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At December 31, 2003, up to $30.0 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of December 31, 2003, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.0 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2003, we had no such derivative financial instruments outstanding.

Commencing January 1, 2002, we began selling products through our subsidiaries in Germany and the United Kingdom in Euros and Pounds Sterling, respectively, commencing May 7, 2002, we began selling products through our subsidiary in Canada in Canadian Dollars and commencing in October 2003, we began selling products through our subsidiary in France in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies in 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro and the Pound Sterling.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2003, we had no hedging transactions in place.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

dj Orthopedics, Inc.

We have audited the accompanying consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Diego, California

January 20, 2004,

except for Note 14, as to which the date is

February 24, 2004

dj Orthopedics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$19,146	$32,085
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $20,717 and $10,045 at December 31,2003 and 2002, respectively	43,876	33,705
Inventories, net	15,534	14,583
Deferred tax asset, current portion	11,283	10,247
Other current assets	6,342	4,970
Total current assets	96,181	95,590
Property, plant and equipment, net	15,556	14,082
Goodwill	96,552	55,120
Intangible assets, net	59,045	13,335
Debt issuance costs, net	5,042	3,787
Deferred tax asset	47,509	55,484
Other assets	619	326
Total assets	$320,504	$237,724

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,325	$8,490
Accrued compensation	6,646	4,952
Accrued commissions	4,629	1,634
Long-term debt, current portion	5,000	1,274
Accrued performance improvement and restructuring costs	766	5,894
Other accrued liabilities	8,649	6,025
Total current liabilities	34,015	28,269

12 5/8% senior subordinated notes, net of unamortized discount	74,156	74,002
Long-term debt, less current portion	95,000	34,540

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 and 25,000,000 shares authorized, none issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $0.01 par value; 39,000,000 and 100,000,000 shares authorized, 18,304,269 shares and 17,872,956 shares issued and outstanding at December 31, 2003 and 2002, respectively	183	179
Additional paid-in-capital	69,545	65,478
Notes receivable from stockholders and officers for stock purchases	(1,988)	(2,197)
Accumulated other comprehensive income	1,106	1,037
Retained earnings	48,487	36,416
Total stockholders’ equity	117,333	100,913
Total liabilities and stockholders’ equity	$320,504	$237,724

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended December 31,
	2003	2002	2001
Net revenues	$197,939	$182,636	$169,170
Costs of goods sold	85,927	95,878	83,079
Gross profit	112,012	86,758	86,091
Operating expenses:
Sales and marketing	54,067	56,216	36,175
General and administrative	21,767	26,414	25,042
Research and development	4,442	2,922	2,285
Amortization of acquired intangibles	464	—	—
Impairment of long-lived assets	—	3,666	—
Performance improvement, restructuring and other costs	(497)	10,008	—
Total operating expenses	80,243	99,226	63,502
Income (loss) from operations	31,769	(12,468)	22,589
Other income (expense):
Interest expense	(12,582)	(12,477)	(17,796)
Interest income	398	590	408
Prepayment premium and other costs related to Senior Subordinated Note redemption	—	—	(4,669)
Other income (expense)	466	(201)	—
Other income (expense), net	(11,718)	(12,088)	(22,057)
Income (loss) before income taxes	20,051	(24,556)	532
Benefit (provision) for income taxes:
Benefit (provision) for income taxes	(7,980)	9,361	1,789
Deferred tax benefit	—	—	54,169
Total benefit (provision) for income taxes	(7,980)	9,361	55,958
Net income (loss)	12,071	(15,195)	56,490
Less: Preferred unit dividends and accretion of preferred unit fees	—	—	(5,667)
Net income (loss) available to common stockholders	$12,071	$(15,195)	$50,823
Net income (loss) per share available to common stockholders:
Basic	$0.67	$(0.85)	$4.80
Diluted	$0.64	$(0.85)	$4.68

Weighted average shares outstanding used tocalculate per share information:
Basic	17,963	17,873	10,593
Diluted	18,791	17,873	10,858

For the required information related to the pro forma impact of income taxes on 2001 results, see Note 1.

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)

(In thousands, except unit/share and per unit/share data)

					Additional Paid-in Capital	Notes Receivable from Stockholders and Officers for Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’/ Members’ Equity (Deficit)	Comprehensive Income (Loss)

	Common Units		Common Stock
	Units	Amount	Shares	Amount
Balance at December 31, 2000	793,890	$74,754	—	$—	$—	$(1,772)	$—	$(136,607)	$(63,625)	$4,885
Issuance of common units at $10.08 per unit, in exchange for cash and notes receivable, net of transaction fees of $234.	91,743	9,763	—	—	—	(211)	—	—	9,552
Exchange of 885,633 common units and 44,405 preferred units at the exchange ratio of 10.812 shares of our common stock in conjunction with the Reorganization.	(885,633)	(84,517)	10,055,566	101	84,416	—	—	—	—
Issuance of common stock at par value in conjunction with Reorganization at $17.00 per share, net of transaction fees of $13,793.	—	—	7,800,000	78	118,729	—	—	—	118,807
Reclassification of accumulated deficit to additional paid-in capital at Reorganization date	—	—	—	—	(137,503)	—	—	137,503	—
Transfer of interest receivable to notes receivable from management	—	—	—	—	—	(99)	—	—	(99)
Stock options granted for services	—	—	—	—	—	—	—	92	92
Tax distributions to preferred unit holders	—	—	—	—	—	—	—	(200)	(200)
Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	—	—	—	(5,667)	(5,667)
Foreign currency translation adjustment	—	—	—	—	—	—	(110)		(110)	(110)
Net income	—	—	—	—	—	—	—	56,490	56,490	56,490
Balance at December 31, 2001	—	—	17,855,566	179	65,642	(2,082)	(110)	51,611	115,240	56,380
Transfer of interest receivable to notes receivable from management	—	—	—	—	—	(115)	—	—	(115)
Stock options granted for services	—	—	—	—	32	—	—	—	32
Unearned compensation expense	—	—	—	—	—	—	14		14	14
Additional costs related to initial public offering	—	—	—	—	(317)	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	17,390	—	121	—	—	—	121
Foreign currency translation adjustment	—	—	—	—	—	—	1,133		1,133	1,133
Net loss	—	—	—	—	—	—	—	(15,195)	(15,195)	(15,195)
Balance at December 31, 2002	—	—	17,872,956	179	65,478	(2,197)	1,037	36,416	100,913	(14,048)
Transfer of interest receivable to notes receivable from management	—	—	—	—	—	(123)	—	—	(123)	—
Proceeds from payment of notes receivable	—	—	—	—	—	332	—	—	332	—
Stock options granted for services	—	—	—	—	178	—	—	—	178	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	73,172	1	227	—	—	—	228	—
Net proceeds from exercise of stock options	—	—	358,141	3	3,662	—	—	—	3,665	—
Foreign currency translation adjustment	—	—	—	—	—	—	69	—	69	69
Net income	—	—	—	—	—	—	—	12,071	12,071	12,071
Balance at December 31, 2003	—	$—	18,304,269	$183	$69,545	$(1,988)	$1,106	$48,487	$117,333	$12,140

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$12,071	$(15,195)	$56,490
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for contractual allowances and doubtful accounts	22,641	22,269	10,701
Provision for excess and obsolete inventories	2,087	6,124	604
Impairment of long-lived assets	—	3,666	—
Performance improvement and restructuring costs	(497)	10,008	—
Depreciation and amortization	8,186	7,283	9,444
Amortization of debt issuance costs and discount on Senior Subordinated Notes	1,499	935	2,636
Other	178	46	246
Changes in operating assets and liabilities:
Accounts receivable	(24,708)	(10,409)	(21,379)
Inventories	58	8,248	(7,233)
Other current assets	(1,991)	(3,571)	(1,114)
Accounts payable	(501)	(1,659)	843
Accrued compensation	1,494	2,829	(847)
Accrued commissions	2,847	416	(226)
Deferred income taxes	6,944	(9,695)	(56,036)
Accrued performance improvement and restructuring costs	(4,631)	(3,961)	—
Other accrued liabilities	850	(2,495)	1,805
Net cash provided by (used in) operating activities	26,527	14,839	(4,066)

Investing activities
Purchases of property, plant and equipment	(5,334)	(4,131)	(5,964)
Proceeds from sale of property, plant and equipment	—	288	—
Purchase of intangible assets	(3,000)	(2,590)	(1,140)
Purchase of Regentek business	(93,939)	—	—
Purchase of DuraKold business	(2,899)	—	—
Change in other assets, net	(280)	(916)	(1,005)
Net cash used in investing activities	(105,452)	(7,349)	(8,109)

Financing activities
Repayment of senior subordinated notes	—	—	(25,000)
Proceeds from long-term debt	100,000	—	—
Repayment of long-term debt	(35,815)	(1,272)	(21,876)
Distributions to preferred unit holders	—	—	(200)
Net proceeds from exercise of stock options	3,665	—	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	228	121	—
Net proceeds from (costs of) issuance of common stock and common units	—	(317)	128,359
Debt issuance costs	(2,600)	—	—
Repurchase of preferred units in connection with Reorganization	—	—	(47,290)
Proceeds from payment of notes receivable	332	—	—
Net cash (used in) provided by financing activities	65,810	(1,468)	33,993
Effect of exchange rate changes on cash and cash equivalents	176	249	(110)
Net increase in cash and cash equivalents	(12,939)	6,271	21,708
Cash and cash equivalents at beginning of year	32,085	25,814	4,106
Cash and cash equivalents at end of year	$19,146	$32,085	$25,814

Supplemental disclosure of cash flow information:
Interest paid	$10,513	$11,308	$16,974
Income taxes paid (refunded), net	$(43)	$760	$—
Supplemental disclosure of non-cash transactions:
Dividends and accretion of preferred unit fee related to redeemable preferred units	$—	$—	$5,667
Common units issued in exchange for notes receivable and transfer of interest receivable to notes receivable	$123	$115	$310

See accompanying Notes.

dj Orthopedics, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)

1.             Organization and Summary of Significant Accounting Policies

dj Orthopedics, Inc. (dj Orthopedics), through its subsidiary dj Orthopedics, LLC (dj Ortho) and dj Ortho’s subsidiaries (collectively, the Company) is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets. The Company is the successor to DonJoy, Inc. (DonJoy), a business started in 1978 in Carlsbad, California. In 1987, DonJoy was acquired by Smith & Nephew, Inc. and on June 30,1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC obtained a controlling interest in DonJoy from Smith & Nephew, Inc. Concurrently with the completion of dj Orthopedics, Inc.’s initial public offering on November 20, 2001, DonJoy merged with and into dj Orthopedics through a series of transactions, referred to herein as the “Reorganization.”  As a result of the foregoing transactions, dj Ortho became a wholly owned subsidiary of dj Orthopedics, Inc.

dj Orthopedics and dj Orthopedics Development Corporation (dj Development) guarantee dj Ortho’s bank borrowings and the senior subordinated notes (the notes).  DJ Orthopedics Capital Corporation (dj Capital) was formed solely to act as a co-issuer (and as a joint and several obligor) with dj Ortho with respect to the notes.  No separate financial information for dj Capital has been provided herein because management believes such information would not be material as dj Capital does not hold any assets or other properties or conduct any business. Condensed consolidating financial statements showing separate information for dj Orthopedics, dj Ortho, dj Development and the Company’s non-guarantor subsidiaries in the aggregate have been provided within Note 12.

2003 Acquisition

On November 26, 2003, the Company acquired the bone growth stimulation device business from OrthoLogic Corp. (OrthoLogic), which now operates as the Copmany’s Regentek division, for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million at closing. The Company financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan received in connection with a new credit agreement. Proceeds from the term loan were also used to repay all of the Company’s existing bank debt, amounting to approximately $15.5 million. The credit agreement also provides the Company with available borrowings under a $30.0 million revolving credit facility. The Regentek acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly-owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (dj Capital), the accounts of dj Ortho’s wholly owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, the accounts of dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France and the United Kingdom, and the accounts of dj Ortho’s majority owned subsidiary in Australia (formed in March 2001 and divested in December 2002). All intercompany accounts and transactions have been eliminated in consolidation.

In October 2003, the Company commenced direct distribution of its products in France through a new wholly-owned subsidiary, dj Orthopedics France S.A.S. (dj France). Effective May 2002, the Company commenced direct distribution of its products in Canada through a new wholly-owned subsidiary, dj Ortho, Canada Inc. (dj Canada).  Effective January 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through two new wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (dj Germany) and dj Orthopaedics UK Ltd (dj UK).  In each of these countries the Company had previously sold its products through third party distributors.

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

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used in estimating fair value disclosures:

•                  Cash and Cash Equivalents and Accounts Receivable.  The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for contractual allowances and doubtful accounts which, in the opinion of management, are adequate to state accounts receivable at their fair value.

•                  Long-Term Debt.  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2003.

Discounts and Allowances

Accounts receivable in the accompanying consolidated balance sheets are presented net of reserves for estimated payment discounts, contractual allowances related to third-party payors, and allowances for doubtful accounts.

Long-Lived Assets

Property, plant and equipment and intangible assets are recorded at cost. The Company provides for depreciation of property, plant and equipment (3 to 7 years) and amortization of intangible assets (4 months to 20 years) using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

Computer Software Costs

The Company applies the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, incurred during the application development stage and then amortizes the costs over the estimated useful life of the software. During 2001, the Company capitalized $1.2 million related to the acquisition and implementation of its enterprise resource planning system. The Company is amortizing these costs over seven years.

Debt Issuance Costs

In 2003, the Company capitalized debt issuance costs of $2.6 million in association with its new credit agreement. The Company capitalized debt issuance costs of $6.6 million associated with the issuance of its senior subordinated notes in connection with the recapitalization in 1999 and the commencement of its former bank credit facility. These debt issuance costs are reflected on the accompanying consolidated balance sheets net of accumulated amortization of $5.0 million and $3.8 million as of December 31, 2003 and 2002, respectively. The Company is amortizing these costs over the life of the related debt instruments, ranging from six to ten years and classifies the amortization expense with interest expense in the accompanying consolidated statements of operations. As of December 31, 2003, all debt issuance costs related to the Company’s former bank credit facility have been fully amortized. In December 2001, the Company recorded a charge to interest expense of $1.1 million to write-off unamortized debt issuance costs in connection with the redemption of a portion of the senior subordinated notes.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

Revenue Recognition

The Company distributes its products in the United States and international markets primarily through networks of agents, distributors and the Company’s direct sales force that market its products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.

The Company recognizes revenue pursuant to Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition in Financial Statements. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from third-party insurance payers are recorded net of estimated contractual allowances, which are accrued as a percent of revenues based on actual historical experience. Revenues are also reduced by allowances for estimated returns and rebates related to sales transacted through distribution agreements that provide the distributors with a right to return excess and obsolete inventory. Estimated returns based on historical actual returns are accrued in accordance with the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists in the period sales are recognized. Some products have a limited warranty and estimated warranty costs are accrued based on historical experience in the period sales are recognized. In addition, rebates are accrued at the time of sale based upon historical experience and estimated revenue levels in accordance with agreed upon terms with customers.  Furthermore, the Company includes amounts billed to customers for freight in revenue.

Shipping and Handling Costs

The shipping and handling  costs included in costs of goods sold were $10.7 million, $9.2 million and $9.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising Expense

Advertising expenses are expensed as incurred.  The Company incurred $243,000, $88,000 and $209,000 in advertising expenses for the years ended December 31, 2003, 2002 and 2001, respectively.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity.  Gains and losses resulting from foreign currency transactions

(transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense.

Concentration of Credit Risk

dj Ortho sells the majority of its products in the United States to orthopedic professionals, distributors, specialty dealers and buying groups.  International sales comprised 13%, 12% and 11% of the Company’s net revenues for the years ended December 31, 2003, 2002 and 2001, respectively, and are sold through wholly-owned subsidiaries and independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated bad debts.  In addition, approximately 41% of the Company’s net receivables at December 31, 2003 are from third-party payors.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have been within management’s estimates.

During the three years ended December 31, 2003, the Company had no individual customer or distributor, which accounted for 10% or more of total annual revenues.

Per Share Information

Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share are computed using the weighted average number of common shares outstanding during each period.  Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented.  For the years ended December 31, the weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	2003	2002	2001
Shares used in basic net income (loss) per share - weighted average shares outstanding	17,963	17,873	10,593
Net effect of dilutive common share equivalents based on treasury stock method	828	—	265
Shares used in computations of diluted net income (loss) per share	18,791	17,873	10,858

Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan.  In accordance with EITF 96-18, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 2003, 2002 and 2001: a risk-free interest rate of 2.68%, 2.92% and 5.5%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 74.2%, 90.9% and 70.0%, respectively, and a weighted average life of an option of four years.

For the years ended December 31, the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss) available to common stockholders, as reported	$12,071	$(15,195)	$50,823
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan net of related tax effects	(2,026)	(654)	(1,699)
Pro forma net income (loss) available to common stockholders	$10,045	$(15,849)	$49,124
Basic net income (loss) per share available to common stockholders:
As reported	$0.67	$(0.85)	$4.80
Pro forma	$0.56	$(0.89)	$4.64

Diluted net income (loss) per share available to common stockholders:
As reported	$0.64	$(0.85)	$4.68
Pro forma	$0.53	$(0.89)	$4.52

The pro forma effect on net income (loss) above is not necessarily indicative of potential pro forma effects on results for future years.  The weighted average fair value of options granted during 2003, 2002 and 2001 was $11.30, $3.20 and $7.02 per share, respectively.

Pro Forma Income Taxes and Pro Forma Per Share Information

Pro forma income tax expense represents estimated tax expense based on the Company’s operating results for the year ended December 31, 2001 as if the Company were a corporation from the beginning of the year, using an estimated combined worldwide effective tax rate of 40.0%. The pro forma basic and diluted per share information shown below is computed based on the weighted average number of shares of common stock outstanding for each year.  For comparative purposes, the 7,800,000 shares of common stock issued as part of the Company’s initial public offering have been included in the weighted averaged number of shares outstanding for the year ended December 31, 2001, as if the shares were outstanding for the entire period.  The computation of pro forma diluted per share information for the year ended December 31, 2001 includes the dilutive effect of common stock equivalents for outstanding common stock options using the treasury stock method.   The following table presents the pro forma income taxes and pro forma per share information for the Company and reconciles the denominators used in computing basic and diluted earnings per share for the year ended December 31, 2001 (in thousands, except per share amounts):

Income before income taxes	$532
Pro forma benefit (provision) for income taxes:
Historical benefit for income taxes	1,789
Historical deferred tax benefit	54,169
Pro forma adjustment	(2,001)
Total pro forma benefit for income taxes	53,957

Pro forma net income	54,489
Less: Preferred unit dividends and accretion of preferred unit fees	(5,667)
Pro forma net income available to common stockholders/members	$48,822

Pro forma net income per share available to common stockholders:
Basic	$2.80
Diluted	$2.76

Shares used in pro forma basic net income per share and pro forma income per share – weighted average common shares outstanding	17,410
Net effect of dilutive common share equivalents based on treasury stock method	265
Shares used in pro forma diluted net income per share – weighted average	17,675

Income Taxes

The Company recorded a tax benefit (provision) at an effective tax rate of 39.8% and 38.1% on income (loss) before income taxes for the years ended December 31, 2003 and 2002, respectively, and at an effective tax rate of 40% on its income before income taxes for the period from November 20, 2001, the date of its reorganization, to December 31, 2001. Because DonJoy, L.L.C. operated as a limited liability company from the date of its recapitalization in June 1999 through November 20, 2001, the date on which the reorganization was consummated, in accordance with federal, state and local income tax regulations that provide that no income taxes are levied on U.S. limited liability companies as each member of the LLC is individually responsible for reporting the member’s share of net income or loss, the Company did not provide for income taxes in its historical consolidated financial statements prior to the reorganization. In connection with the reorganization, the Company recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax bases of certain assets and liabilities of DonJoy at November 20, 2001.

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

Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; (a) mandatorily redeemable shares which the issuing company is obligated to buy back in exchange for cash or other assets, (b) put options and forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (c) obligations that can be settled with shares, the monetary value of which is fixed, ties solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all periods beginning after June 15, 2003. The Company does not anticipate that adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 was revised in December, 2003 and clarifies the application of ARB 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result does not believe its application will have a material effect on the Company’s financial statements.

Goodwill and Other Intangible Assets

In 2002, SFAS No. 141, Business Combinations, replaced prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provided guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, changed the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Effective January 1, 2002, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS No. 141 have been reclassified to goodwill.  On an ongoing basis, absent any indicators of impairment, the Company expects to perform an annual impairment evaluation during the fourth quarter, as of October 1st each year.

The following table presents the impact of SFAS No. 142 on net income had the standard been in effect for the year ended December 31, 2001 (in thousands):

Reported net income	$56,490
Adjustments:
Amortization of goodwill and intangibles	3,537
Income tax effect	(357)
Net adjustments	3,180
Adjusted net income	$59,670

Reported diluted net income per shareavailable to common stockholders	$4.68
Amortization of goodwill and intangibles, net of taxes	0.29
Adjusted diluted net income per shareavailable to common stockholders	$4.97

Components of intangible assets acquired in prior purchase business combinations and acquired as individual assets are as follows (in thousands):

		December 31, 2003		December 31, 2002
	Useful Life	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(years)
Intangible assets subject to amortization:
Patented and existing technology	5-20	$51,886	$39,989	$13,987	$2,986
Customer base	15-20	17,519	12,499	12,200	7,843
Licensing agreements	5	6,000	3,767	2,000	533
Other	.3-20	5,254	2,790	3,404	1,973
		$80,659	$59,045	$31,591	$13,335
Intangible assets not subject to amortization:
Goodwill	N/A	$110,499	$96,552	$69,067	$55,120

The amortization expense on intangible assets was $3.4 million, $2.8 million and $5.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Future amortization expense of intangible assets is estimated to be $59.0 million, as follows: 2004 - $6.8 million, 2005 - $6.7 million, 2006 - $6.4 million, 2007 - $6.1 million, 2008 - $5.5 million and thereafter - $27.5 million.

Except for the goodwill attributed to the Regentek segment (see Note 3), the Company does not allocate goodwill to individual reporting segments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2.             Financial Statement Information

Inventories

Inventories consist of the following at December 31 (in thousands):

	2003	2002
Raw materials	$7,074	$5,774
Work-in-progress	1,565	1,090
Finished goods	13,264	12,283
	21,903	19,147
Less reserves, primarily for excess and obsolete inventories	(6,369)	(4,564)
	$15,534	$14,583

Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31 (in thousands):

	2003	2002
Buildings and leasehold improvements	$4,477	$4,265
Furniture, fixtures and equipment	38,849	32,773
	43,326	37,038
Less accumulated depreciation and amortization	(27,770)	(22,956)
	$15,556	$14,082

Other Accrued Liabilities

 Other accrued liabilities consists of the following at December 31 (in thousands):

	2003	2002
Accrued product costs	2,032	1,719
Other accruals	6,617	4,306
	$8,649	$6,025

3.             Acquisitions

Regentek Acquisition

On November 26, 2003, the Company acquired the Regentek business from OrthoLogic for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million. The Company financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan received in connection with a new credit agreement. Proceeds from the term loan were also used to repay all of the Company’s existing bank debt, amounting to approximately $15.5 million. The credit agreement also provides the Company with available borrowings under a $30.0 million revolving credit facility.

The total purchase price was comprised of the following:

Cash paid for Regentek business	$93,000
Transaction costs	939
Total purchase price	$93,939

The Regentek acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.  The purchase price has been allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable, net	$7,662
Inventories, net	2,382
Other current assets	42
Fixed assets, net	960
Other assets	14
Accounts payable	(401)
Accrued compensation and commissions	(277)
Other accrued liabilities	(229)
		10,153
Fair value of identifiable intangible assets acquired:
Existing technology	27,800
Patented technology	10,100
Customer relationships	5,200
Customer contract	800
Distribution agreement	700
Order backlog	200
		44,800
Goodwill		38,986
Total purchase price allocation		$93,939

The net assets acquired do not include $2.6 million relating to debt issuance costs incurred. The intangibles are being amortized over their estimated useful lives, which range from 4 months to 10 years.

The accompanying consolidated statements of operations reflect the operating results of the Regentek business since November 26, 2003. Assuming the purchase of the Regentek business had occurred on January 1 of the respective years, the pro forma unaudited results of operations would have been as follows (in thousands):

	Year ended	Year ended December 31, 2003
	December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total 2003
Net revenues	$221,600	$57,470	$58,942	$61,303	$62,663	$240,378
Costs of goods sold	102,727	23,291	22,881	22,726	23,664	92,562
Gross profit	118,873	34,179	36,061	38,577	38,999	147,816
Operating expenses:
Sales, marketing, general and administrative	104,221	25,219	24,202	24,349	25,024	98,794
Research and development	3,779	1,147	1,239	1,412	1,413	5,211
Amortization of acquired intangibles	4,808	1,332	1,172	1,152	1,152	4,808
Impairment of long-lived assets	3,666	—	—	—	—	—
Performance improvement, restructuring and other	10,008	—	—	(497)	—	(497)
Total operating expenses	126,482	27,698	26,613	26,416	27,589	108,316
Income (loss) from operations	(7,609)	6,481	9,448	12,161	11,410	39,500
Interest expense, net of interest income	(14,365)	(3,571)	(3,616)	(3,632)	(3,615)	(14,434)
Other income (expense)	(200)	149	398	(242)	161	466
Income (loss) before income taxes	(22,174)	3,059	6,230	8,287	7,956	25,532
Benefit (provision) for income taxes	8,453	(1,224)	(2,492)	(3,315)	(3,131)	(10,162)
Net income (loss)	$(13,721)	$1,835	$3,738	$4,972	$4,825	$15,370

Net income (loss) per share:
Basic	$(0.77)	$0.10	$0.21	$0.28	$0.27	$0.86
Diluted	$(0.77)	$0.10	$0.20	$0.26	$0.25	$0.82

Weighted average shares outstanding used to calculate per share information:
Basic	17,873	17,902	17,902	17,945	18,097	17,963
Diluted	17,873	17,941	18,336	18,898	19,619	18,791

DuraKold acquisition

In June 2003, the Company completed the purchase of specified assets and assumed certain liabilities of Dura*Kold Corporation (DuraKold) for an aggregate purchase price of $3.0 million. The assets acquired from DuraKold included tangible and intangible assets related to a line of proprietary cold wrap products for orthopedic and medical applications. The Company has sold the products manufactured by DuraKold since July 2001 under a distribution agreement. The DuraKold acquisition has been accounted for using the purchase method of accounting whereby the total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as follows:

Goodwill	$2,446
Other intangible assets	368
Tangible assets	186
Net assets acquired	$3,000

The other intangible assets include a covenant not to compete and the acquired customer base, which are being amortized over their estimated useful lives.

4.                                      Performance Improvement, Restructuring and Other Charges

Performance Improvement Program

In 2002, the Company completed a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003.  The Company retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with its performance improvement program.

With the objective of reducing costs by streamlining its organization structure, the Company’s performance improvement program included the elimination of several senior management and other positions.  The Company also moved the manufacturing of all its remaining soft goods and certain non-custom rigid braces manufactured in the United States to its manufacturing facilities in Mexico.  The move of these manufacturing operations was completed by the end of 2002 and resulted in the elimination of approximately 165 United States positions.  More than 140 positions were added in Mexico. The manufacturing move reduced the Company’s manufacturing costs beginning in the first quarter of 2003 and is intended to provide ongoing manufacturing cost reduction. In connection with the manufacturing move, a portion of the Company’s United States manufacturing facilities was vacated and in 2002 the Company accrued the estimated future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In 2003, the Company decided to retain the vacant space for future expansion and discontinued its efforts to sublease the vacant space.  Accordingly, the remaining accrual for rent for the vacant space of $0.5 million was reversed in 2003 and credited to operating expenses.

Other focuses of the performance improvement program included: reducing operating expenses; improving the profitability of sales to the Company’s third-party payors; improving working capital management; and improving the Company’s business processes and information systems.  The Company also refocused its resources on its core rehabilitation business and discontinued the marketing of its surgical products and its knee replacement product in 2002. In connection with the Company’s decision to discontinue marketing its surgical products, all remaining assets of Alaron Technologies, L.L.C., which had been acquired for $500,000 in June 2001, were written off in 2002.  The Company also divested its 60% interest in its Australian joint venture, dj Orthopaedics Pty Ltd, effective December 31, 2002, with no material gain or loss.  The minority owner assumed full ownership of this entity and continues to sell the Company’s current products as an independent distributor.

The results for 2002 include charges totaling $10.0 million ($6.4 million net of tax) related to the Company’s performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated by the Company in the United States.

Contractual Allowances and Doubtful Accounts

Historically, the Company relied heavily on third-party billing service providers to provide information about the accounts receivable of its third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  During 2002, the Company enhanced the ability of its systems to obtain and analyze the information processed by these billing service providers.  The Company’s increased ability to obtain and better analyze information beginning in 2002 revealed that, as a result of historical third-party billing problems, the Company had experienced an increase in allowances and bad debts for accounts receivable for accounts receivable from the Company’s third-party payor customers and the Company increased its provisions for contractual allowances and doubtful accounts by an aggregate of $6.7 million ($4.3 million net of tax) for the year ended December 31, 2002, which is included in sales and marketing expenses in the accompanying consolidated statements of operations for 2002. In March 2003, the Company completed the transition to a new third party insurance billing service provider. The Company also continues to enhance its ability to analyze historical information and resolve issues related to its accounts receivable aged over one year. Based on information currently available, the Company believes it has provided adequate reserves for its third-party payor accounts receivable.  If claims are denied, or amounts are otherwise not paid, in excess of the Company’s estimates, the recoverability of the net accounts receivable could be reduced by a material amount.  In addition, if the transition to the Company’s new third-party insurance billing service provider is not successful, the Company may be required to increase its reserves estimates.

Excess and Obsolete Inventories

In connection with its performance improvement program, the Company refocused its resources on its core business within the rehabilitation segment of the orthopedic market.  As a result, the Company ceased active commercialization of its surgical product lines and discontinued marketing its knee replacement product.  In 2002, the Company recorded provisions for inventories related to discontinued surgical and knee replacement product lines in the aggregate amount of $2.8 million ($1.8 million net of tax).

Additionally, the Company provided incremental provisions for estimated excess inventories in the amount of $2.3 million ($1.5 million net of tax) in 2002.  The increase in the Company’s accounting estimate for these reserves was primarily related to inventories on hand for certain new product areas which had not achieved anticipated market share, including the Company’s OrthoPulse™ bone growth stimulator product.  The manufacturer of OrthoPulse, I.M.D., b.v. (IMD), was unable to make any material progress in 2002 in achieving FDA approval for the product.  As a result, the Company recorded charges aggregating $1.8 million in 2002 to fully reserve its inventories of this product.

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

Total performance improvement, restructuring and other charges accrued in 2002 and reflected in the accompanying consolidated balance sheet at December 31, 2003 are as follows (in thousands):

	Total costs	Cash payments	Non-cash charges	Reversalsaffecting operating results	Accrual at December 31, 2003
Costs of goods sold:
Reserves for inventories	$5,082	$—	$(5,082)	$—	$—
Sales and marketing expenses:
Increase in estimated contractual allowances and bad debts for third-party payorcustomers	6,747	—	(6,747)	—	—

Impairment of long-lived assets	3,666	—	(3,666)	—	—

Performance improvement and restructuring costs:
Employee severance costs	3,936	(3,888)	—	—	48
Consulting fees	3,460	(3,460)	—	—	—
Lease termination and other exit costs	1,926	(711)	—	(497)	718
Other	686	(686)	—	—
Subtotal	10,008	(8,745)	—	(497)	766
Total	$25,503	$(8,745)	$(15,495)	$(497)	$766

5.             Long-Term Debt

The Company’s long-term debt consists of the following at December 31 (in thousands):

	2003	2002
12 5/8% senior subordinated notes due 2009, net of unamortized discount of $844 and $998 at December 31, 2003 and 2002, respectively	$74,156	$74,002
Bank term loans bearing interest at 4.19% at December 31, 2002	$—	$37,086
Term loan due in installments through December 31, 2008 bearing interest at LIBOR plus 2.75% (3.9375% at December 31, 2003)	100,000
Less current portion	(5,000)	(1,274)
Long-term portion of bank term loans	$95,000	$35,812

12 5/8% senior subordinated notes Due 2009

On June 30, 1999, dj Ortho issued $100.0 million of 12 5/8% senior subordinated notes due 2009 (the notes) to various investors in connection with the financing of the Recapitalization.  The notes were issued at a discount of $2.0 million, which is being amortized to interest expense over the life of the notes and accreted to the notes balance. The notes are general unsecured obligations of dj Ortho, subordinated in right of payment to all existing and future senior indebtedness of dj Ortho, pari passu in right of payment to any senior subordinated indebtedness of dj Ortho and senior in right of payment to any subordinated indebtedness.  Interest on the notes is payable in cash semi-annually on each June 15 and December 15.  The aggregate principal amount of the notes matures on June 15, 2009.

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

Guarantees; Co-Issuers.  The botes are guaranteed by dj Orthopedics, Inc. and dj Development and co-issued by dj Ortho and DJ Capital, but are not guaranteed by any of dj Ortho’s foreign subsidiaries.

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

On or after June 15, 2004, the notes may be redeemed, in whole or in part, at the following redemption prices (expressed as percentages of principal amount), plus accrued and unpaid interest, if any, to the redemption date if redeemed during the 12-month period commencing on June 15 of the years set forth below:

Year	Redemption Price
2004	106.313%
2005	104.208%
2006	102.104%
2007 and thereafter	100.000%

The Company intends to purchase and/or redeem all of the outstanding senior subordinated notes with the net proceeds, amounting to $56.7 million, of the sale of shares from a stock offering completed February 2004, plus existing cash.  The Company may purchase the notes in the open market, in privately negotiated transactions, or, on or after June 15, 2004, redeem these notes pursuant to the terms of the indenture governing the notes. In the event the Company redeems the notes, in addition to the write-off of the call premium, the Company will write-off unamortized debt issuance costs and discounts related to the notes.  If the Company redeems all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  In the event the Company purchases the notes on the open market before June 15, 2004, these unamortized debt issuance costs and discounts will be higher.  The Company has received the consents necessary under its new credit agreement to use the proceeds from the sale of shares from its stock offering and cash on hand to purchase and/or redeem the senior subordinated notes.

Credit Agreement

In connection with the Regentek acquisition, the Company entered into a new credit agreement, which is comprised of a $100.0 million term loan and also provides the Company with available borrowings under a $30.0 million revolving credit facility. Proceeds from the term loan were also used to repay the Company’s existing bank debt, amounting to approximately $15.5 million. The term loan bears interest at LIBOR plus 2.75% (3.9375% at December 31, 2003). The revolving credit facility permits the Company to enter into revolving loans of up to $30.0 million, enter into swing line loans and obtain letters of credit. The Company currently has no borrowed amounts drawn under the revolving credit facility, but is contingently liable for outstanding letters of credit aggregating $3.0 million. Borrowings under the Revolver, if any, will bear interest at variable rates plus an applicable margin. The maturity date of the revolving credit facility is November 26, 2008. The Company incurred debt issuance costs in connection with the credit agreement of approximately $2.6 million, which have been capitalized and will be amortized as interest expense over the term of the credit agreement.

Repayment.  Principal repayment is scheduled in quarterly installments of $1.25 million through December 31, 2008, with the remaining principal due in two equal installments on March 31, 2009 and May 15, 2009.  If more than $15.0 million of the Company’s senior subordinated notes, due June 15, 2009, remains outstanding on January 2, 2009, the term loan will be due and payable on January 2, 2009.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by dj Orthopedics, Inc., dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

Covenants.  The credit facility contains a number of covenants that, among other things, restrict the ability of dj Ortho and its subsidiaries to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) prepay subordinated indebtedness or amend other debt instruments; (iv) pay dividends or make other distributions (except for certain tax distributions); (v) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (vi) engage in mergers or consolidations; (vii) change the business conducted by dj Ortho and its subsidiaries; (viii) grant liens, sell its assets; (ix) or engage in certain other activities.  In addition, the credit agreement requires dj Ortho and its subsidiaries to maintain specified financial ratios, including maximum total and senior leverage ratios, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The credit agreement also contains provisions that prohibit any modifications of the notes in any manner adverse to the lenders under the credit agreement and that limit dj Ortho’s ability to refinance or otherwise prepay the notes without the consent of such lenders. The Company was in compliance with all covenants as of December 31, 2003.

Former Bank Credit Facility

In connection with the Recapitalization, dj Ortho entered into a bank credit facility as amended with Wachovia Bank, National Association, JP Morgan Chase Bank and other lenders. During 2003, the Company repaid approximately $20.0 million of the term loans and retired the remainder (approximately $15.5 million) with a portion of the proceeds from the new $100.0 million term loan received in conjunction with the Regentek acquisition.

6.                                      Related Party Transactions

dj Ortho paid affiliates of JPMDJ Partners $250,000 in each of 2001 and 2002 for providing financial advisory services in connection with financings and acquisitions, including providing the services of Charles T. Orsatti, the Company’s former Chairman. This arrangement terminated in 2002.

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

7.                                      Common and Preferred Stock

The Company issued 7,800,000 shares of common stock in its initial public offering in November 2001 for proceeds of $118.8 million, net of $13.8 million in related costs.  At December 31, 2003, the Company had a total of 18,304,269 shares of common stock outstanding.

In connection with the Reorganization in 2001, the outstanding 885,633 common units of DonJoy were converted to common stock at an exchange ratio of 10.812 shares for each unit, for a total of 9,575,459 shares of common stock and the outstanding 44,405 redeemable preferred units of dj Ortho were exchanged for $47.3 million in cash (representing the liquidation value of the units plus accrued and unpaid distributions as of the Reorganization date) and 480,107 shares of common stock based on an exchange ratio of 10.812 shares for each unit.  Prior to the Reorganization, the redeemable preferred units accrued a cumulative quarterly preferred dividend at a fixed rate of 14.0% per annum. Total dividends accrued for the year ended December 31, 2001 were $5.7 million, respectively.

In May 2003, the Company’s shareholders approved a reduction in the total authorized number of shares of capital stock from 125,000,000 to 40,000,000; a reduction in the authorized number of shares of common stock from 100,000,000 to 39,000,000; and a reduction in the authorized number of shares of preferred stock from 25,000,000 to 1,000,000.

Other Equity Transactions

In June 2001, DonJoy sold 89,186 common units to JPMDJ Partners for gross proceeds of $9.7 million and 2,557 common units to certain members of management for gross proceeds of $0.3 million (for which $0.2 million was paid through the issuance of full recourse promissory notes to DonJoy).

In 2000, in connection with the acquisition of the bracing and soft goods business of DePuy Orthopaedic Technology, Inc., a subsidiary of Johnson and Johnson, 73,775 common units were sold to JPMDJ Partners for gross proceeds of $8.0 million and 2,115 common units were sold to certain members of management for gross proceeds of $231,000 (for which $174,000 was paid through the issuance of full recourse promissory notes by the management members).  In addition, 4,221 redeemable preferred units were sold to existing redeemable preferred unit holders for net proceeds of $3.4 million (after preferred unit fees).

In connection with a unit purchase agreement dated as of June 28, 2000, Smith & Nephew sold its remaining interest in DonJoy to JPMDJ Partners and certain members of management for $5.9 million.  JPMDJ Partners purchased 52,495 common units for a total consideration of $5.7 million and the members of management purchased 1,505 units for a total consideration of $0.2 million, substantially all of which was financed by dj Orthopedics and evidenced by full recourse promissory notes.  dj Orthopedics agreed to amend and restate the promissory notes originally received from certain members of management in connection with the Recapitalization. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition, the amended and restated notes permit the members of management to increase the principal amount due under the note by the amount of a scheduled interest payment (the “PIK Option”).  If a member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased.  The amended and restated notes mature in 2007.

Total promissory notes due from current and former management stockholders amount to $2.0 million and $2.2 million at December 31, 2003 and 2002, respectively.  A former management stockholder repaid the entire balance of his promissory note owed to the Company in 2003, amounting to $0.3 million.  The notes are secured by all of the shares of common stock of dj Orthopedics owned by each noteholder.

Stock Options

2001 Omnibus Plan

The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors.  Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of the Company’s common stock with respect to which awards may be granted under the Omnibus Plan is 4,336,189 at December 31, 2003.  On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan is automatically increased by a number of shares equal to 3% of the number of shares of common stock outstanding on the previous December 31.  In addition, shares of common stock reserved for but not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan.  Also, shares tendered to dj Orthopedics, Inc. in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended.  The Omnibus Plan is administered by the Company’s Compensation Committee, which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, dj Orthopedics, Inc. and its subsidiaries. At December 31, 2003 and 2002, options to purchase 2,559,550 and 1,116,650 shares had been granted and 270,971 and 5,000 shares were exercisable, respectively.  On December 31, 2003, 2,713,991 shares were available for future grant under the Omnibus Plan. On January 1, 2004, the shares available for future grant were increased by 549,128 shares to 3,263,119 shares.

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

The Company has granted options to purchase an aggregate of 637,681 shares of common stock under the 1999 Option Plan of which approximately 71% are time-vesting options and approximately 29% are event-vesting options.  As of December 31, 2003, options to purchase 524,331 shares issued under the 1999 Option Plan were exercisable.  No future options will be granted under the 1999 Option Plan, and all shares of common stock, which would otherwise have been available for issuance under the 1999 Option Plan will be available for issuance under the 2001 Omnibus Plan.  In connection with the initial public offering, all of the Tier II options vested in accordance with their terms and all Tier III options previously outstanding were cancelled.

2001 Non-Employee Director’s Stock Option Plan

The Company has adopted the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan. In May 2003, the Company’s shareholders approved the following amendments to this plan: (1) individuals elected to the Board more than 12 months after the company’s 2001 initial public offering of common stock would receive an automatic grant of 30,000 options instead of 15,000 options at an exercise price equal to 100% of the fair market value of the common stock as of such date; (2) options granted after the effective date of the amendment would vest entirely on the first anniversary of the grant date; and (3) individuals elected to the Board who are representing J.P. Morgan DJ Partners, LLC, would not be eligible for grants under the plan.  A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the plan.  A total of 135,000 and 60,000 options had been granted under the Plan at December 31, 2003 and 2002, respectively.  No options were granted under this plan prior to 2002.

The following table summarizes option activity under all plans through December 31, 2003:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share
Outstanding as of December 31, 2000	1,596,239	$9.25-$10.08	$9.32
Granted	607,142	$9.25-$17.00	14.34
Cancelled	(193,492)	$9.25-$10.08	9.39
Outstanding as of December 31, 2001	2,009,889	$9.25-$17.00	12.36
Granted	1,111,350	$2.97-$12.80	4.85
Cancelled	(913,839)	$3.52-$17.00	10.54
Outstanding at December 31, 2002	2,207,400	$2.97-$17.00	8.03
Granted	1,715,500	$3.91-$25.92	19.82
Exercised	(358,141)	$2.97-$17.00	10.22
Cancelled	(232,528)	$3.52-$17.00	9.16
Outstanding at December 31, 2003	3,332,231	$2.97-$25.92	$13.78

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of December 31, 2003	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable as of December 31, 2003	Weighted Average Exercise Price
$ 2.97 - $4.10	967,000	8.9	$3.86	211,421	$3.88
$ 7.24 -$10.80	912,899	7.5	8.78	461,487	9.31
$12.25 -$17.00	271,332	7.8	14.85	140,388	15.18
$25.30 -$25.92	1,181,000	9.9	25.51	2,000	25.92
$ 2.97 - $25.92	3,332,231	8.8	$13.78	815,296	$8.96

Employee Stock Purchase Plan

The Employee Stock Purchase Plan provides for the issuance of up to 1,178,729 shares of the Company’s common stock.  During each purchase period eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their cash compensation for the purchase of common stock under the plan.  The purchase price of the shares under the plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty-four month offering period or the last day of each six-month purchase period during the offering period.  On January 1 of each year, commencing with January 1, 2003, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1.0% of the Company’s outstanding shares on December 31 of the preceding year.  The Company’s Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year.  The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares.  During 2003, the number of shares reserved for issuance under the Employee Stock Purchase Plan was increased by 178,729 shares and on January 1, 2004 an additional 183,042 shares were reserved for issuance and the total shares reserved for issuance were 1,271,209.

8.                                      Income Taxes

In connection with the Reorganization on November 20, 2001, the Company became a corporation and subject to U.S. federal, state, and foreign income taxes on its earnings after that date.  For 2001, the Company incurred a loss before income taxes of $4.5 million attributable to operations for the period following the Reorganization, including expenses related to an early extinguishment of debt of $4.7 million.  A deferred tax benefit of $54.2 million was recorded in 2001 related to future tax benefits for the difference in the book and tax basis of the assets of the Company at the time of the Reorganization.

The benefit (provision) for income taxes, including the deferred tax benefit, on income (loss) before income taxes is as follows for the years ended December 31 (in thousands):

	2003	2002	2001
Current
Federal	$(15)	$—	$—
State	(380)	(150)	—
Foreign	(647)	(183)	—
	(1,042)	(333)	—
Deferred
Federal	(5,064)	9,279	1,522
State	(1,874)	415	267
Foreign	—	—	—
	(6,938)	9,694	1,789

Benefit (provision) for income taxes	$(7,980)	$9,361	$1,789

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets/(liabilities):
Goodwill for tax purposes	$39,657	$44,024
Accrued expenses	2,234	4,381
Allowance for bad debts	5,987	2,780
Provision for excess and obsolete inventories	3,062	3,086
Net operating loss carryforwards	10,623	10,323
Fixed assets depreciation	(1,061)	1,038
Other, net	159	99
Total deferred taxes	60,661	65,731
Valuation allowance	(1,869)	—
Net deferred tax assets	$58,792	$65,731

Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate approximately $154 million of future taxable income over the next 15 years.  A valuation allowance has been established against that portion of net operating loss carryforwards that management does not believe it is more likely than not that this asset will be realized.

Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2003.

                                                The reconciliation of income tax attributable to income before benefit for income taxes at the United States federal statutory rate to income tax benefit in the accompanying statements of operations for the years ended December 31 is as follows (in thousands):

	2003	2002	2001
Federal tax at statutory rate	35.0%	34.0%	34.0%
State income tax net of federal benefit	7.3%	1.0%	6.0%
Other	(2.5)%	3.1%	—
	39.8%	38.1%	40.0%

As of December 31, 2003, the Company has United States federal net operating loss carryforwards of $28.0 million, which begin to expire in 2021.  The Company also has $15.9 million of various state net operating loss carryforwards, which begin to expire in 2006 and $0.4 million of various foreign net operating loss carryforwards, which begin to expire in 2008.

9.                                      Segment and Related Information

The Company’s reportable segments, which, except for Regentek, reflect its primary distribution channels, are as follows:

•                  DonJoy, is the Company’s largest sales channel, comprised of the sale of rigid braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 270 independent commissioned sales representatives and a few direct sales representatives sell the Company’s DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements;

•                  ProCare, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and specialty products requiring little or no patient education. These distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•                  Regentek, in which the Company’s Regentek products are sold through a combination of direct sales representatives and certain independent regional sales agents, with respect to the OL1000, and by DePuy Spine under a exclusive sales agreement, with respect to the SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payers or patients, for products sold directly to the patient;

•                  OfficeCare, in which the Company maintains an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. In March 2003, the Company began outsourcing the revenue cycle of this program, from billing to collections, to an independent third-party contractor.  The OfficeCare program is also intended to facilitate the introduction of the Company’s products to orthopedic surgeons who had not previously been the Company’s customers.  As of December 31, 2003, the OfficeCare program was located at over 540 physician offices throughout the United States.  The Company has contracts with over 350 third-party payors for its OfficeCare products; and

•                  International, in which the Company’s products are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 30 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is revenue, gross profit and operating income (loss) information for the Company’s reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented, (ii) the impairment of long-lived assets and performance improvement, restructuring, and other costs for 2002, and (iii) certain goodwill amortization for 2001.

	2003	2002	2001
Net Revenues:
DonJoy	$95,353	$90,796	$83,913
ProCare	47,858	46,444	45,440
Regentek (2)	3,989	—	—
OfficeCare	25,631	22,966	21,654
International	25,108	22,430	18,163
Consolidated net revenues	197,939	182,636	169,170

Gross Profit:
DonJoy	53,824	53,377	51,306
ProCare	19,805	11,323	11,499
Regentek (2)	3,145	—	—
OfficeCare	20,162	16,829	16,036
International	15,076	10,325	7,250
Gross profit of reportable segments	112,012	91,854	86,091
Expenses not allocated to segments	—	(5,096)	—
Consolidated gross profit	112,012	86,758	86,091

Income (loss) from operations (1):
DonJoy	22,437	23,040	—
ProCare	10,224	2,382	—
Regentek (2)	537	—	—
OfficeCare	2,801	(4,591)	—
International	6,255	824	—
Income from operations of reportable segments	42,254	21,655	—
Expenses not allocated to segments	(10,485)	(34,123)	—
Consolidated income (loss) from operations	$31,769	$(12,468)	—

(1)          Segment income (loss) from operations is not available for periods prior to December 31, 2002.

(2)          Regentek includes operations for the period subsequent to the Regentek acquisition on November 26, 2003 and includes the impact of the Regentek purchase accounting and related amortization of acquired intangible assets.

For the years ended December 31, 2003, 2002 and 2001, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

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

Net revenues, attributed to countries based on the location of the customer, for the years ended December 31, were as follows (in thousands):

	2003	2002	2001

United States	$172,831	$160,206	$151,007
Europe	16,265	13,073	12,564
Other countries	8,843	9,357	5,599
Total consolidated net revenues	$197,939	$182,636	$169,170

Total assets by region at December 31 were as follows (in thousands):

	2003	2002

United States	$313,857	$232,772
International	6,647	4,952
Total consolidated assets	$320,504	$237,724

10.                               Commitments and Contingencies

The Company is obligated under various noncancellable operating leases for land, buildings, equipment and vehicles through August 2014.  Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates.  The Company is headquartered in Vista, California and operates manufacturing locations in Vista, California; Tijuana, Mexico; and Tempe, Arizona. In connection with the Recapitalization, the Company entered into a subleasing agreement with Smith & Nephew for its Vista facility. The manufacturing facilities located in Tijuana, Mexico are currently conducted in three buildings in a campus environment and are within 100 miles of Vista. In December 2003, the Company signed a lease for a 200,000 square foot built-to-suit facility in Tijuana, Mexico where the Company intends to relocate all of its Mexico-based manufacturing operations in late 2004.  In connection with the Regentek acquisition, the Company entered into a sublease for a facility in Tempe, Arizona.  In December 2003, the Company established a pilot east coast distribution center in Lansing, Michigan. The Company also leases warehouse and office space in Germany, Canada, France and the United Kingdom.  All of the Company’s facilities are leased, none are owned.

Minimum annual lease commitments for noncancellable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$4,238
2005	3,445
2006	3,297
2007	3,088
2008	1,424
2009 and thereafter	6,502
$21,994

Aggregate rent expense was approximately $3.4 million, $3.9 million and $3.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Contingencies

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with its initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  The Company is named as a defendant along with Leslie H. Cross, its President and Chief Executive Officer, Cyril Talbot III, its former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of its Board of Directors, its outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and its former director Damion E. Wicker, M.D and the underwriters of its initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. The parties have reached a tentative settlement of the case and entered into a Memorandum of Understanding confirming the settlement and the terms thereof.  The amount of the settlement is within the coverage limits of the Company’s directors’ and officers’ liability insurance policies.  The settlement will become final upon court approval, provided that, if class members who purchased more than a specified number of shares exclude themselves from the class, the defendants may terminate the settlement.

From time to time, the Company has been involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company.  With respect to these matters, management believes that it has adequate legal defense, insurance and/or have provided adequate accruals for related costs. The Company is not aware of any pending lawsuits not mentioned above that could have a material adverse effect on its business, financial condition and results of operations.

11.                               Employee Benefit Plan

dj Orthopedics, Inc. has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees. The Company matches 100% of the first $500 contributed annually by each employee and 30 percent of additional employee contributions up to 6 percent of total compensation.  The Company’s matching contributions related to this plan were $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. There were no discretionary contributions for the years ended December 31, 2003, 2002 or 2001.

12.                               Condensed Consolidating Financial Information

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

dj Ortho represents substantially all of the revenues, operating results and operating assets of dj Orthopedics. The guarantees of the notes by dj Orthopedics and dj Development and any guarantee of the notes by a future parent or wholly owned subsidiary guarantor are full and unconditional. dj Ortho, dj Capital and dj Development comprise all the direct and indirect subsidiary guarantors of dj Orthopedics. dj Ortho’s foreign subsidiaries are not guarantors of the notes. The indenture governing the notes (Indenture) and the Company’s credit facility, as amended, contain certain covenants restricting the ability of dj Ortho and dj Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the Indenture or the consent of the lenders is obtained in the case of the credit facility, as amended. The Indenture and the credit facility, as amended, permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

The following supplemental condensed consolidating financial information presents the balance sheets as of December 31, 2003 and 2002 and the statements of operations and cash flows for each of two years in the period ended December 31, 2003. Since the Company did not establish dj Development until the second quarter of 2002 and the non-guarantor foreign subsidiaries were previously not material, supplemental condensed consolidating statements of operations and cash flows for the year ended December 31, 2001 are not required under the Securities Exchange Act of 1934. During 2002, the Company established new operating subsidiaries in Germany, the United Kingdom and Canada. Therefore, in the aggregate, the non-guarantor subsidiaries are no longer minor. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, the United Kingdom, Canada, France (established September 2003) and Australia (divested in December 2002) (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for dj Capital because management believes such information would not be meaningful, as dj Capital has no financial or other data to report in response to the requirements of Form 10-K. The accompanying condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include all adjustments (consisting of normal recurring accruals and the adjustments discussed in Note 4) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the date and periods presented.

Condensed Consolidating Balance Sheet

December 31, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$18,221	$—	$925	$—	$19,146
Accounts receivable, net	—	41,792	—	2,084	—	43,876
Inventories, net	—	13,895	—	3,692	(2,053)	15,534
Deferred tax asset, current portion	11,283	—	—	—	—	11,283
Intercompany, net	50,160	(23,907)	(24,250)	(2,003)	—	—
Other current assets	56	5,621	—	665	—	6,342
Total current assets	61,499	55,622	(24,250)	5,363	(2,053)	96,181
Property, plant and equipment, net	—	14,318	5	1,233	—	15,556
Goodwill, intangible assets and other assets, net	—	121,168	39,989	101	—	161,258
Intercompany loans	—	1,803	—	(1,803)	—	—
Investment in subsidiaries	8,454	16,793	—	—	(25,247)	—
Deferred tax asset	47,509	—	—	—	—	47,509
Total assets	$117,462	$209,704	$15,744	$4,894	$(27,300)	$320,504
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$129	$27,093	$1	$1,792	$—	$29,015
Long-term debt, current portion	—	5,000	—	—	—	5,000
Total current liabilities	129	32,093	1	1,792	—	34,015
Long-term debt, less current portion	—	169,156	—	—	—	169,156
Total stockholders’ equity	117,333	8,455	15,743	3,102	(27,300)	117,333
Total liabilities and stockholders’ equity	$117,462	$209,704	$15,744	$4,894	$(27,300)	$320,504

Condensed Consolidating Balance Sheet

December 31, 2002

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$25,211	$5,424	$—	$1,450	$—	$32,085
Accounts receivable, net	—	31,860	—	1,845	—	33,705
Inventories, net	—	13,074	—	4,070	(2,561)	14,583
Deferred tax asset, current portion	10,247	—	—	—	—	10,247
Intercompany, net	18,563	(20,315)	5,885	(3,869)	(264)	—
Other current assets	591	4,056	—	2	321	4,970
Total current assets	54,612	34,099	5,885	3,498	(2,504)	95,590
Property, plant and equipment, net	—	12,912	10	1,160	—	14,082
Goodwill, intangible assets and other assets, net	—	73,998	2,986	(1,903)	(2,513)	72,568
Investment in subsidiaries	(9,183)	10,810	—	—	(1,627)	—
Deferred tax asset	55,484	—	—	—	—	55,484
Total assets	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$—	$26,169	$20	$806	$—	$26,995
Long-term debt, current portion	—	1,274	—	—	—	1,274
Total current liabilities	—	27,443	20	806	—	28,269
Long-term debt, less current portion	—	108,542	—	—	—	108,542
Total stockholders’ equity	100,913	(4,166)	8,861	1,949	(6,644)	100,913
Total liabilities and stockholders’ equity	$100,913	$131,819	$8,881	$2,755	$(6,644)	$237,724

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$190,192	$10,188	$25,397	$(27,838)	$197,939
Costs of goods sold	—	95,484	—	17,796	(27,353)	85,927
Gross profit	—	94,708	10,188	7,601	(485)	112,012
Operating expenses:
Sales and marketing	—	47,275	131	6,661	—	54,067
General and administrative	—	21,758	1,002	—	(993)	21,767
Research and development	—	2,946	1,496	—	—	4,442
Other purchased intangibles amortization	—	148	316	464
Impairment of long-lived assets	—	—	—	—	—	—
Performance improvement and restructuring costs	—	(497)	—	—	—	(497)
Total operating expenses	—	71,630	2,945	6,661	(993)	80,243
Income from operations	—	23,078	7,243	940	508	31,769
Income from subsidiaries	19,930	9,048	—	—	(28,978)	—
Interest income (expense) and other, net	121	(12,196)	—	357	—	(11,718)
Income (loss) before income taxes	20,051	19,930	7,243	1,297	(28,470)	20,051
Benefit (provision) for income taxes	(7,980)	(646)	—	(646)	1,292	(7,980)
Net income	$12,071	$19,284	$7,243	$651	$(27,178)	$12,071

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2002

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$170,130	$7,046	$15,794	$(10,334)	$182,636
Costs of goods sold	—	94,629	—	8,923	(7,674)	95,878
Gross profit	—	75,501	7,046	6,871	(2,660)	86,758
Operating expenses:
Sales and marketing	—	51,148	51	5,017	—	56,216
General and administrative	47	22,558	1,315	2,494	—	26,414
Research and development	—	2,523	399	—	—	2,922
Impairment of long-lived assets	—	3,666	—	—	—	3,666
Performance improvement and restructuring costs	—	10,008	—	—	—	10,008
Total operating expenses	47	89,903	1,765	7,511	—	99,226
Income (loss) from operations	(47)	(14,402)	5,281	(640)	(2,660)	(12,468)
Income (loss) from subsidiaries	(24,426)	3,652	—	—	20,774	—
Interest income (expense) and other, net	(83)	(13,676)	—	(101)	1,772	(12,088)
Income (loss) before income taxes	(24,556)	(24,426)	5,281	(741)	19,886	(24,556)
Benefit (provision) for income taxes	9,361	(183)	—	(183)	366	9,361
Net income (loss)	$(15,195)	$(24,609)	$5,281	$(924)	$20,252	$(15,195)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by operating activities	$19,723	$5,242	$982	$580	$26,527
Investing activities
Purchases of property, plant and equipment	—	(4,841)	—	(493)	(5,334)
Disposal (purchase) of intangible assets	—	(3,000)	—	—	(3,000)
Purchase of Regentek business	—	(56,039)	(37,900)	(93,939)
Purchase of DuraKold business	—	(2,802)	(97)	(2,899)
Other assets, net	(5)	(253)	—	(22)	(280)
Net cash used in investing activities	(5)	(66,935)	(37,997)	(515)	(105,452)
Financing activities
Proceeds from long-term debt	—	100,000	—	100,000
Repayment of long-term debt	—	(35,815)	—	—	(35,815)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	228	—	—	—	228
Net proceeds from exercise of stock options	3,665	—	—	—	3,665
Debt issuance costs	—	(2,600)	(2,600)
Proceeds from payment on notes receivable	332	—	—	—	332
Intercompany obligations	(49,154)	12,905	37,015	(766)	—
Net cash (used in) provided by financing activities	(44,929)	74,490	37,015	(766)	65,810
Effect of exchange rate changes on cash	—	—	—	176	176
Net increase (decrease) in cash and cash equivalents	(25,211)	12,797	—	(525)	(12,939)
Cash and cash equivalents at beginning of year	25,211	5,424	—	1,450	32,085
Cash and cash equivalents at end of year	$—	$18,221	$—	$925	$19,146

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2002

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$(3,478)	$10,287	$5,706	$2,324	$14,839
Investing activities
Purchases of property, plant and equipment	—	(3,019)	(14)	(1,098)	(4,131)
Proceeds from the sale of property, plant and equipment	—	—	—	288	288
Disposal (purchase) of intangible assets	—	797	(3,387)	—	(2,590)
Other assets, net	—	(2,747)	—	1,831	(916)
Net cash provided by (used in) investing activities	—	(4,969)	(3,401)	1,021	(7,349)
Financing activities
Repayment of long-term debt	—	(1,272)	—	—	(1,272)
Net proceeds from (costs of) issuance of equity securities	—	(2,621)	3,580	(959)	—
Additional costs related to initial public offering	(317)	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	121	—	—	—	121
Intercompany obligations	3,311	3,180	(5,885)	(606)	—
Net cash (used in) provided by financing activities	3,115	(713)	(2,305)	(1,565)	(1,468)
Effect of exchange rate changes on cash	—	—	—	249	249
Net increase (decrease) in cash and cash equivalents	(363)	4,605	—	2,029	6,271
Cash and cash equivalents at beginning of year	25,572	—	—	242	25,814
Cash and cash equivalents at end of year	$25,209	$4,605	$—	$2,271	$32,085

13.                               Quarterly Results (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2003 and 2002:

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$47,054	$47,420	$48,850	$54,615	$197,939
Gross profit	25,793	26,166	28,202	31,851	112,012
Income from operations	5,774	7,087	9,285	9,623	31,769
Net income	$1,659	$2,689	$3,642	$4,081	$12,071
Basic net income per share available to common stockholders	$0.09	$0.15	$0.20	$0.23	$0.67
Diluted net income per share available to common stockholders	$0.09	$0.15	$0.19	$0.21	$0.64

Number of operating days	62	64	63	64	253

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$44,439	$45,709	$45,828	$46,660	$182,636
Gross profit	23,833	21,259	20,356	21,310	86,758
Income (loss) from operations	5,515	(4,715)	(6,171)	(7,097)	(12,468)
Net income (loss) (1)	$1,450	$(4,859)	$(5,814)	$(5,972)	$(15,195)
Basic and diluted net income (loss) per share available to common stockholders	$0.08	$(0.27)	$(0.33)	$(0.33)	$(0.85)

Number of operating days	63	64	63	63	253

(1)          Includes performance improvement, restructuring and other charges of $7.6 million, $9.4 million and $8.5 million in the second, third and fourth quarters of 2002, respectively.

14.                               Subsequent Event

On February 24, 2004, the Company completed an offering of 8,625,000 shares of its common stock.  The offering consisted of 3,162,500 shares of common stock sold by the Company at $19.00 per share for net proceeds of $56.7 million and 5,462,500 shares sold by certain of the Company’s stockholders  The Company intends to purchase and/or redeem all of the outstanding senior subordinated notes with the net proceeds from the sale of the shares by the Company plus existing cash.  The Company may purchase the notes in the open market, in privately negotiated transactions, or, on or after June 15, 2004, redeem these notes pursuant to the terms of the indenture governing the notes. In the event the Company redeems the notes, in addition to the write-off of the call premium, the Company will write-off unamortized debt issuance costs and discounts related to the notes.  If the Company redeems all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  In the event the Company purchases the notes on the open market before June 15, 2004, these unamortized debt issuance costs and discounts will be higher.  The Company has received the consents necessary under its new credit agreement to use the proceeds from the sale of shares by the Company and cash on hand to purchase and/or redeem the senior subordinated notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company has adopted a Code of Business Conduct and Ethics and a set of Corporate Governance Guidelines.  These documents can be accessed on the Company’s website under the investor relations page, and are available in print to stockholders who submit a written request to the Secretary of the Company at the address of the Company’s principal executive offices.  In addition, the Audit, Compensation and Nominating and Corporate Governance Committees are each adopting a charter governing the activities of such committee.  In accordance with New York Stock Exchange rules, these documents will similarly be available either on the website or by written request no later than the date of the Company’s 2004 Annual Stockholders Meeting.  The other information under Item 10 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.  See also Item 4A.of this Form 10-K.

Item 11. Executive Compensation

Item 11 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Item 13. Certain Relationships and Related Transactions

Item 13 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

Item 14. Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report:

1.          The following consolidated financial statements of dj Orthopedics, Inc., including the report thereon of Ernst & Young LLP, are filed as part of this report under Item 8- Financial Statements and Supplementary Data:

2.          Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

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

10.2	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.3	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.4

Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

Exhibit Number	Description
10.5

Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.6

Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.7

Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.8

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.9

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.10

Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.11

Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.12

Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.13

Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.14

Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.15

Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.16	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.17	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.18	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.19

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

10.20

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.21

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.22

Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

Exhibit Number	Description
10.23

Supplemental Indenture dated as of April 4, 2002 among dj Orthopedics Development Corporation, dj Orthopedics Capital Corporation, dj Orthopedics, Inc. and The Bank of New York (Incorporated by reference to Exhibit 10.62 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.24

Amended and Restated Employment Agreement dated as of July 11, 2002 among dj Orthopedics, LLC, dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.64 of Post-Effective Amendment #1 to dj Orthopedics, Inc.’s Registration Statement on Form S-1 (Reg. No. #333-74998))

10.25

Amendment No. 2 to Credit Agreement, dated as of October 29, 2002 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 28, 2002)

10.26

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-K for the year ended December 31, 2002)

10.27

Amendment No. 3 to Credit Agreement, dated as of February 14, 2003 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-K for the year ended December 31, 2002)

10.28

The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

10.29

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

10.30

Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003. (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

10.31

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 27, 2003)

10.32

Credit Agreement among dj Orthopedics, LLC, as borrower, dj Orthopedics, Inc., the lenders named thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of the West and Union Bank of California, N.A., as Documentation Agents for $130,000,000 Senior Secured Credit Facilities, dated as of November 26, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 8-K dated December 3, 2003)

10.33*	Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC.
10.34*+

Sales Representative Agreement, dated August 18, 2000, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

10.35*+

Amendment to Sales Representative Agreement, dated March 1, 2002, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

10.36*+

Amendment No. 3 to Sales Representative Agreement, dated September 15, 2003, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Auditors
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Confidential treatment has been requested with respect to portions of this exhibit.

(b)                                 Reports on Form 8-K filed in the fourth quarter of 2003:

(1) Form 8-K dated October 9, 2003 including “Item 5. Other Events” - Furnishing press release to announce the signing of a definitive agreement to purchase the bone growth stimulation business from OrthoLogic Corp., for $93 million in cash, subject to the approval of OrthoLogic’s stockholders and customary governmental approvals and closing conditions.

(2) Form 8-K dated October 28, 2003 including “Item 12. Results of Operations and Financial Condition” – Furnishing the press release announcing our financial results for the fiscal quarter ended September 27, 2003.

(3) Form 8-K dated December 3, 2003 including “Item 2 Acquisition of Disposition of Assets, Item 7.  Financial Statements and Exhibits and Item 12.  Results of Operations and Financial Condition” – Furnishing information regarding the press release, financial statements and pro forma financial statements relating to the acquisition of bone growth stimulation device business from OrthoLogic Corp..

DJ ORTHOPEDICS, INC.

SCHEDULE II — Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2003

	Allowance for Doubtful Accounts and Sales Returns	Reserve for Excess and Obsolete Inventory

Balance at December 31, 2000	$4,278,000	$3,774,000
Provision	10,701,000	604,000
Write-offs and recoveries, net	(6,238,000)	(1,378,000)
Balance at December 31, 2001	8,741,000	3,000,000
Provision	22,269,000	6,124,000
Write-offs and recoveries, net	(20,965,000)	(4,560,000)
Balance at December 31, 2002	10,045,000	4,564,000
Provision	22,641,000	2,087,000
Write-offs and recoveries, net	(14,601,000)	(1,449,000)
Additions from Regentek acquisition	2,632,000	1,167,000
Balance at December 31, 2003	$20,717,000	$6,369,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	DJ ORTHOPEDICS, INC.
	By:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Director	March 12, 2004
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Senior Vice President, Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004
Vickie L. Capps

/s/ Jack R. Blair	Chairman of the Board of Directors	March 12, 2004
Jack R. Blair

/s/ Mitchell J. Blutt	Director	March 12, 2004
Mitchell J. Blutt, M.D.

/s/ Benjamin Edmands	Director	March 12, 2004
Benjamin Edmands

/s/ Lewis Parker	Director	March 12, 2004
Lewis Parker

/s/ Charles T. Orsatti	Director	March 12, 2004
Charles T. Orsatti

/s/ Lesley H. Howe	Director	March 12, 2004
Lesley H. Howe

/s/ Kirby L. Cramer	Director	March 12, 2004
Kirby L. Cramer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.2	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.3	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))
10.4

Leasehold Deed of Trust, Security Agreement and Assignment of Leases and Rents dated as of June 30, 1999 by dj Orthopedics, LLC, as grantor, to First American Title Insurance Company, as trustee (Incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.5

Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.6

Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.7

Secured Promissory Note dated as of July 7, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.5 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.8

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.9

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.9 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.10

Amended and Restated Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.10 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.11

Amended and Restated Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.11 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.12

Secured Promissory Note dated as of June 28, 2000 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.13 to DonJoy’s report on Form 8-K dated July 21, 2000)

Exhibit Number	Description
10.13

Secured Promissory Note dated as of June 28, 2000 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.15 to DonJoy’s report on Form 8-K dated July 21, 2000)

10.14

Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.15

Secured Promissory Note dated as of June 11, 2001 between Michael R. McBrayer and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.6 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.16	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.17	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.18	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.19

Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.20

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.21

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and Michael R. McBrayer (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.22

Assignment and Assumption Agreement dated November 20, 2001 among DonJoy, L.L.C., dj Orthopedics, Inc., First Union National Bank and The Chase Manhattan Bank (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.23

Supplemental Indenture dated as of April 4, 2002 among dj Orthopedics Development Corporation, dj Orthopedics Capital Corporation, dj Orthopedics, Inc. and The Bank of New York (Incorporated by reference to Exhibit 10.62 to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 29, 2002)

10.24

Amended and Restated Employment Agreement dated as of July 11, 2002 among dj Orthopedics, LLC, dj Orthopedics, Inc. and Cyril Talbot III (Incorporated by reference to Exhibit 10.64 of Post-Effective Amendment #1 to dj Orthopedics, Inc.’s Registration Statement on Form S-1 (Reg. No. #333-74998))

10.25

Amendment No. 2 to Credit Agreement, dated as of October 29, 2002 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 28, 2002)

10.26

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-K for the year ended December 31, 2002)

10.27

Amendment No. 3 to Credit Agreement, dated as of February 14, 2003 among dj Orthopedics, Inc., dj Orthopedics, LLC, Wachovia Bank, National Association, and JPMorgan Chase Bank (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-K for the year ended December 31, 2002)

10.28

The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

10.29

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

10.30

Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended June 28, 2003)

Exhibit Number	Description
10.31

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 10-Q for the quarter ended September 27, 2003)

10.32

Credit Agreement among dj Orthopedics, LLC, as borrower, dj Orthopedics, Inc., the lenders named thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of the West and Union Bank of California, N.A., as Documentation Agents for $130,000,000 Senior Secured Credit Facilities, dated as of November 26, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report of Form 8-K dated December 3, 2003)

10.33*	Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC.
10.34*+

Sales Representative Agreement, dated August 18, 2000, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

10.35*+

Amendment to Sales Representative Agreement, dated March 1, 2002, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

10.36*+

Amendment No. 3 to Sales Representative Agreement, dated September 15, 2003, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

12.1*	Statement re: Computation of Ratio of Earnings to Fixed Charges
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP, Independent Auditors
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Confidential treatment has been requested with respect to portions of this exhibit.