Form 10-Q
period 2004-03-27
DJ ORTHOPEDICS INC
filed 2004-05-06
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO                    .

Commission File Number 001-16757

DJ ORTHOPEDICS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0978270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2985 Scott Street
Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No  ☐

The number of shares of the registrant’s Common Stock outstanding at April 23, 2004 was 21,655,079 shares.

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

                Unless the context requires otherwise, in this Form 10-Q the terms “we,” “us” and “our” refer to dj Orthopedics, dj Ortho and our other wholly-owned and indirect subsidiaries.  In November 2003, we acquired the bone growth stimulation device business of OrthoLogic Corp. We refer to this business as Regentek and the acquisition as the Regentek acquisition.  In this Form 10-Q, pro forma data for the quarter ended March 29, 2003 give effect to the Regentek acquisition as if it had occurred on January 1, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 27, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,849	$19,146
Short-term investments	18,509	—
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $25,167 and $20,717 at March 27, 2004 and December 31, 2003, respectively	50,421	43,876
Inventories, net	13,694	15,534
Deferred tax asset, current portion	11,283	11,283
Other current assets	5,058	6,342
Total current assets	164,814	96,181
Property, plant and equipment, net	15,255	15,556
Goodwill	96,096	96,552
Intangible assets, net	57,442	59,045
Debt issuance costs, net	4,846	5,042
Deferred tax asset	45,199	47,509
Other assets	499	619
Total assets	$384,151	$320,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,147	$8,325
Accrued compensation	7,930	6,646
Accrued commissions	4,057	4,629
Long-term debt, current portion	5,000	5,000
Accrued interest	3,177	734
Other accrued liabilities	8,377	8,681
Total current liabilities	35,688	34,015

12 5/8% senior subordinated notes	74,194	74,156
Long-term debt, less current portion	95,000	95,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 27, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 21,646,879 shares and 18,304,269 shares issued and outstanding at March 27, 2004 and December 31, 2003, respectively	216	183
Additional paid-in-capital	127,272	69,545
Notes receivable from officers for stock purchases	(1,657)	(1,988)
Accumulated other comprehensive income	971	1,106
Retained earnings	52,467	48,487
Total stockholders’ equity	179,269	117,333
Total liabilities and stockholders’ equity	$384,151	$320,504

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	March 27, 2004	March 29, 2003

Net revenues	$62,241	$47,054
Costs of goods sold	23,359	21,261
Gross profit	38,882	25,793
Operating expenses:
Sales and marketing	19,194	12,452
General and administrative	6,744	6,633
Research and development	1,378	934
Amortization of acquired intangibles	1,272	—
Total operating expenses	28,588	20,019
Income from operations	10,294	5,774
Interest expense, net of interest income	(3,553)	(3,159)
Other income (expense)	(106)	149
Income before income taxes	6,635	2,764
Provision for income taxes	(2,655)	(1,105)
Net income	$3,980	$1,659

Net income per share:
Basic	$0.20	$0.09
Diluted	$0.19	$0.09
Weighted average shares outstanding used to calculate per share information:
Basic	19,610	17,902
Diluted	20,748	17,941

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003

Operating activities
Net income	$3,980	$1,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	7,409	4,737
Provision for excess and obsolete inventories	136	552
Depreciation and amortization	3,282	1,828
Step-up to fair value of inventory charged to costs of goods sold	438	—
Amortization of debt issuance costs and discount on senior subordinated notes	272	476
Changes in operating assets and liabilities, net	(6,004)	(7,328)
Net cash provided by operating activities	9,513	1,924

Investing activities
Purchases of property, plant and equipment	(1,216)	(944)
Purchase of intangible assets	(1,200)	—
Purchase of short-term investments, net	(18,509)	—
Change in other assets, net	120	26
Net cash used in investing activities	(20,805)	(918)

Financing activities
Repayment of long-term debt	—	(20,000)
Net proceeds from issuance of common stock	57,715	91
Proceeds from repayment of notes receivable issued in connection with sale of common stock	331	—
Debt issuance costs	(38)	—
Net cash provided by (used in) financing activities	58,008	(19,909)
Effect of exchange rate changes on cash and cash equivalents	(13)	19
Net increase (decrease) in cash and cash equivalents	46,703	(18,884)
Cash and cash equivalents at beginning of period	19,146	32,085
Cash and cash equivalents at end of period	$65,849	$13,201

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 27, 2004 and for the three months ended March 27, 2004 and March 29, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements as of March 27, 2004 and for the three months ended March 27, 2004 and March 29, 2003 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended March 27, 2004 are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying unaudited condensed consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly-owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (dj Capital), as well as the accounts of dj Ortho’s wholly- owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program and the accounts of dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France and the United Kingdom.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Recent Issuances of Common Stock

On February 24, 2004, the Company completed a public offering of 8,625,000 shares of its common stock.  The offering consisted of 3,162,500 shares of common stock sold by the Company at $19.00 per share for net proceeds of $56.5 million and 5,462,500 shares sold by certain of the Company’s stockholders. The Company intends to redeem all of its outstanding senior subordinated notes with the net proceeds from the sale of the shares by the Company plus existing cash.  The Company may redeem these notes on or after June 15, 2004, pursuant to the terms of the indenture governing the notes. In the event the Company redeems the notes, in addition to the write-off of a call premium, the Company will write-off unamortized debt issuance costs and discounts related to the notes.  If the Company redeems all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  The Company has received the consents necessary under its new credit agreement to use the proceeds from the sale of shares by the Company and cash on hand to redeem the senior subordinated notes.

During the three months ended March 27, 2004, the Company issued 109,026 common shares as a result of stock option exercises at an average exercise price of $8.14 per share.  Additionally during this period, employees of the Company purchased 70,984 shares of common stock at an average purchase price of $4.06 per share through the Company’s Employee Stock Purchase Plan.

Regentek Acquisition

On November 26, 2003, the Company acquired the bone growth stimulation device business from OrthoLogic Corp., which now operates as the Company’s Regentek division, for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million at closing. The Company financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan received in connection with a new credit agreement. Proceeds from the term loan were also used to repay all of the Company’s existing bank debt, amounting to approximately $15.5 million. The new credit agreement also provides the Company with available borrowings under a $30.0 million revolving credit facility. The Regentek acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.  Pro forma data in this report gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its cash in highly liquid investments that consist of investments in money market funds and commercial paper.  Such investments with maturities of three months or less at the time of purchase are classified as cash equivalents. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies investments with maturities greater than three months as short-term investments. All of the Company’s short-term investments are reported at fair value with any unrealized gains and losses, net of tax, recorded as a separate component of accumulated other comprehensive income in stockholders’ equity.

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

	Three months ended
	March 27, 2004	March 29, 2003
Shares used in computations of basic net income per share – weighted average shares outstanding	19,610	17,902
Net effect of dilutive common share equivalents based on treasury stock method	1,138	39
Shares used in computations of diluted net income per share	20,748	17,941

Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense has been recognized for the Company’s fixed stock option plans or its employee stock purchase plan. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended
	March 27, 2004	March 29, 2003
Net income, as reported	$3,980	$1,659
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(1,149)	(401)
Pro forma net income	$2,831	$1,258
Basic net income per share:
As reported	$0.20	$0.09
Pro forma	$0.14	$0.07
Diluted net income per share:
As reported	$0.19	$0.09
Pro forma	$0.14	$0.07

Foreign Currency Translation

The financial statements of the Company’s international operations for which the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity.  Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	March 27, 2004	December 31, 2003

Raw materials	$6,163	$7,074
Work-in-progress	1,500	1,565
Finished goods	11,745	13,264
	19,408	21,903
Less reserves, primarily for excess and obsolete inventories	(5,714)	(6,369)
Inventories, net	$13,694	$15,534

3.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended
	March 27, 2004	March 29, 2003

Net income, as reported	$3,980	$1,659
Foreign currency translation adjustment	(135)	176
Comprehensive income	$3,845	$1,835

4.  Segment and Related Information

The Company’s reportable segments, which, except for Regentek, reflect its primary distribution channels, are as follows:

•             DonJoy® is the Company’s largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell the Company’s DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements;

•             ProCare®, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and pain management products requiring little or no patient education. The distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by their patients;

•             RegentekTM, in which the Company’s Regentek products are sold through a combination of direct sales representatives and certain independent regional sales agents, with respect to OL1000, and by Johnson & Johnson’s DePuy Spine under an exclusive sales agreement, with respect to SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to third-party payors or patients, for products sold directly to the patient;

•             OfficeCare®, in which the Company maintains an inventory of products (primarily soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. The Company outsources certain OfficeCare billing and collections activities to an independent third-party contractor. As of March 27, 2004, the OfficeCare program was located at approximately 580 physician offices throughout the United States.  The Company has contracts with over 350 third-party payors for its OfficeCare products; and

•             International, in which the Company’s products (primarily rigid knee braces and soft goods) are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 30 foreign countries, primarily in Europe, Canada, Australia, and Japan.

Set forth below is revenue, gross profit and operating income information for the Company’s reporting segments for the three months ended March 27, 2004 and March 29, 2003 (in thousands).  This information excludes the impact of other expenses not allocated to segments, which are comprised of general corporate expenses.

	Three months ended
	March 27, 2004	March 29, 2003	Pro Forma March 29, 2003 (1)
Net revenues:
DonJoy	$24,668	$22,854	$22,854
ProCare	11,339	11,267	11,267
Regentek (1)	12,206	—	10,416
OfficeCare	6,403	5,822	5,822
International	7,625	7,111	7,111
Consolidated net revenues	62,241	47,054	57,470

Gross profit:
DonJoy	14,495	12,579	12,579
ProCare	4,213	4,460	4,460
Regentek (1)	10,030	—	8,386
OfficeCare	5,180	4,410	4,410
International	4,964	4,344	4,344
Consolidated gross profit	38,882	25,793	34,179

Income from operations:
DonJoy	5,518	5,008	5,008
ProCare	1,795	2,253	2,253
Regentek (1)	1,902	—	707
OfficeCare	1,028	132	132
International	2,341	2,092	2,092
Income from operations of reportable segments	12,584	9,485	10,192
Expenses not allocated to segments	(2,290)	(3,711)	(3,711)
Consolidated income from operations	$10,294	$5,774	$6,481

Number of operating days	61	62	62

(1)               The Regentek operations were acquired on November 26, 2003. For the three months ended March 27, 2004 and the pro forma information for the three months ended March 29, 2003, Regentek income from operations has been reduced by amortization of acquired intangible assets amounting to $1.3 million in both periods.  Pro forma data for the three months ended March 29, 2003, gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.

The accounting policies of the reportable segments are the same as the accounting policies of the Company. The Company allocates resources and evaluates the performance of segments based on income from operations and therefore has not disclosed certain other items, such as interest, depreciation and amortization by segment. The Company does not allocate assets to reportable segments because a significant portion of assets are shared by the segments.

For the three months ended March 27, 2004 and March 29, 2003, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three months ended
	March 27, 2004	March 29, 2003

United States	$54,616	$39,943
Europe	5,436	4,972
Other countries	2,189	2,139
Total consolidated net revenues	$62,241	$47,054

Total assets by region were as follows (in thousands):

	March 27, 2004	December 31, 2003

United States	$376,615	$313,857
International	7,536	6,647
Total consolidated assets	$384,151	$320,504

5.  Commitments and Contingencies

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with its initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  The Company is named as a defendant along with Leslie H. Cross, its President and Chief Executive Officer, Cyril Talbot III, its former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of its Board of Directors, its outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and its former director Damion E. Wicker, M.D and the underwriters of its initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. The parties have reached a tentative settlement of the case and entered into a Memorandum of Understanding confirming the settlement and the terms thereof.  The amount of the settlement is within the coverage limits of the Company’s directors’ and officers’ liability insurance policies.  The settlement will become final upon court approval, provided that, if class members who purchased more than a specified number of shares exclude themselves from the class, the defendants may terminate the settlement.  On April 9, 2004, the Court granted preliminary approval of the settlement and set June 21, 2004 as the date for a hearing on final approval.

From time to time, the Company has been involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company.  With respect to these matters, management believes that it has adequate legal defense, insurance and/or have provided adequate accruals for related costs. Management of the Company is not aware of any pending lawsuits not mentioned above that could have a material adverse effect on its business, financial condition and results of operations.

6.  Condensed Consolidating Financial Information

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

dj Ortho represents substantially all of the revenues, operating results and operating assets of dj Orthopedics. The guarantees of the notes by dj Orthopedics and dj Development and any guarantee of the notes by a future parent or wholly-owned subsidiary guarantor are full and unconditional. dj Ortho, dj Capital and dj Development comprise all the direct and indirect subsidiary guarantors of dj Orthopedics. dj Ortho’s foreign subsidiaries are not guarantors of the notes. The indenture governing the notes and the Company’s credit agreement contain certain covenants restricting the ability of dj Ortho and dj Capital to, among other things, pay dividends or make other distributions (other than certain tax distributions) or loans or advances to dj Orthopedics unless certain financial tests are satisfied in the case of the indenture or the consent of the lenders is obtained in the case of the credit agreement. The indenture and the credit agreement permit dj Ortho to make distributions to dj Orthopedics in amounts required by dj Orthopedics to pay federal, state and local income taxes to the extent such income taxes are attributable to the income of dj Ortho and its subsidiaries.

The following supplemental condensed consolidating financial information presents consolidating balance sheets of the Company as of March 27, 2004 and December 31, 2003 and consolidating statements of income and cash flows for the three months ended March 27, 2004 and March 29, 2003. For purposes of the financial information below, “DJO, Inc.” represents dj Orthopedics, “DJO, LLC” represents dj Ortho, “DJODC” represents dj Development (subsidiary guarantor), “Non-Guarantors” represents the Company’s subsidiaries in Mexico, Germany, the United Kingdom, Canada and France (non-guarantor subsidiaries) and “Elims” represents the consolidating elimination entries recorded by the Company. No separate financial information has been provided herein for dj Capital because management believes such information would not be meaningful as dj Capital has no financial or other data to report in response to the requirements of Form 10-Q. The accompanying unaudited condensed consolidating financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. They have been prepared using the same basis as the Company’s audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented.

Unaudited Condensed Consolidating Balance Sheet

March 27, 2004

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$—	$64,855	$35	$959	$—	$65,849
Short-term investments	—	18,509	—	—	—	18,509
Accounts receivable, net	—	47,707	—	2,714	—	50,421
Inventories, net	—	11,951	—	4,001	(2,258)	13,694
Deferred tax asset, current portion	11,283	—	—	—	—	11,283
Intercompany, net	108,146	(84,094)	(21,403)	(2,558)	(91)	—
Other current assets	89	4,134	—	835	—	5,058
Total current assets	119,518	63,062	(21,368)	5,951	(2,349)	164,814
Property, plant and equipment, net	—	14,067	3	1,185	—	15,255
Goodwill, intangible assets and other assets, net	—	119,887	38,896	100	—	158,883
Intercompany loans	—	1,803	—	(1,803)	—	—
Investment in subsidiaries	14,627	18,303	—	—	(32,930)	—
Deferred tax asset	45,199	—	—	—	—	45,199
Total assets	$179,344	$217,122	$17,531	$5,433	$(35,279)	$384,151
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$75	$28,301	$167	$2,145	$—	$30,688
Long-term debt, current portion	—	5,000	—	—	—	5,000
Total current liabilities	75	33,301	167	2,145	—	35,688
Long-term debt, less current portion	—	169,194	—	—	—	169,194
Total stockholders’ equity	179,269	14,627	17,364	3,288	(35,279)	179,269
Total liabilities and stockholders’ equity	$179,344	$217,122	$17,531	$5,433	$(35,279)	$384,151

Condensed Consolidating Balance Sheet

December 31, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$—	$18,221	$—	$925	$—	$19,146
Accounts receivable, net	—	41,792	—	2,084	—	43,876
Inventories, net	—	13,895	—	3,692	(2,053)	15,534
Deferred tax asset, current portion	11,283	—	—	—	—	11,283
Intercompany, net	50,160	(23,907)	(24,250)	(2,003)	—	—
Other current assets	56	5,621	—	665	—	6,342
Total current assets	61,499	55,622	(24,250)	5,363	(2,053)	96,181
Property, plant and equipment, net	—	14,318	5	1,233	—	15,556
Goodwill, intangible assets and other assets, net	—	121,168	39,989	101	—	161,258
Intercompany loans	—	1,803	—	(1,803)	—	—
Investment in subsidiaries	8,454	16,792	—	—	(25,246)	—
Deferred tax asset	47,509	—	—	—	—	47,509
Total assets	$117,462	$209,703	$15,744	$4,894	$(27,299)	$320,504
Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and other accrued liabilities	$129	$27,093	$1	$1,792	$—	$29,015
Long-term debt, current portion	—	5,000	—	—	—	5,000
Total current liabilities	129	32,093	1	1,792	—	34,015
Long-term debt, less current portion	—	169,156	—	—	—	169,156
Total stockholders’ equity	117,333	8,454	15,743	3,102	(27,299)	117,333
Total liabilities and stockholders’ equity	$117,462	$209,703	$15,744	$4,894	$(27,299)	$320,504

Unaudited Condensed Consolidating Statement of Income

For the Three Months Ended March 27, 2004

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$59,875	$3,149	$7,506	$(8,289)	$62,241
Costs of goods sold	—	26,329	—	4,742	(7,712)	23,359
Gross profit	—	33,546	3,149	2,764	(577)	38,882
Operating expenses:
Sales and marketing	—	17,141	—	2,053	—	19,194
General and administrative	41	6,703	285	—	(285)	6,744
Research and development	—	1,081	297	—	—	1,378
Amortization of acquired intangibles	—	324	948	—	—	1,272
Total operating expenses	41	25,249	1,530	2,053	(285)	28,588
Income from operations	(41)	8,297	1,619	711	(292)	10,294
Income from subsidiaries	6,650	1,983	—	—	(8,633)	—
Interest income (expense) and other, net	26	(3,630)	—	(55)	—	(3,659)
Income before income taxes	6,635	6,650	1,619	656	(8,925)	6,635
Provision for income taxes	(2,655)	(345)	—	(345)	690	(2,655)
Net income	$3,980	$6,305	$1,619	$311	$(8,235)	$3,980

Unaudited Condensed Consolidating Statement of Income

For the Three Months Ended March 29, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Elims	Consolidated

Net revenues	$—	$44,503	$2,380	$6,665	$(6,494)	$47,054
Costs of goods sold	—	23,338	—	4,753	(6,830)	21,261
Gross profit	—	21,165	2,380	1,912	336	25,793
Operating expenses:
Sales and marketing	—	10,460	1	1,991	—	12,452
General and administrative	—	6,679	246	—	(292)	6,633
Research and development	—	668	266	—	—	934
Total operating expenses	—	17,807	513	1,991	(292)	20,019
Income from operations	—	3,358	1,867	(79)	628	5,774
Income from subsidiaries	2,736	2,538	—	—	(5,274)	—
Interest income (expense) and other, net	28	(3,160)	—	122	—	(3,010)
Income before income taxes	2,764	2,736	1,867	43	(4,646)	2,764
Provision for income taxes	(1,105)	(43)	—	(43)	86	(1,105)
Net income	$1,659	$2,693	$1,867	$—	$(4,560)	$1,659

Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 27, 2004

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$6,242	$2,547	$1,261	$(537)	$9,513

Investing activities
Purchases of property, plant and equipment	—	(1,134)	—	(82)	(1,216)
Purchase of intangible assets	—	(1,200)	—	—	(1,200)
Purchase of short-term investments, net	—	(18,509)	—	—	(18,509)
Other assets	—	119	—	1	120
Net cash used in investing activities	—	(20,724)	—	(81)	(20,805)

Financing activities
Net proceeds from issuance of common stock	57,715	—	—	—	57,715
Proceeds from repayment of notes receivable	331	—	—	—	331
Debt issuance costs	—	(38)	—	—	(38)
Intercompany (payments) receipts	(64,288)	64,849	(1,226)	665	—
Net cash (used in) provided by financing activities	(6,242)	64,811	(1,226)	665	58,008
Effect of exchange rate changes on cash	—	—	—	(13)	(13)
Net increase (decrease) in cash and cash equivalents	—	46,634	35	34	46,703
Cash and cash equivalents at beginning of period	—	18,221	—	925	19,146
Cash and cash equivalents at end of period	$—	$64,855	$35	$959	$65,849

Unaudited Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 29, 2003

(In thousands)

	DJO, Inc.	DJO, LLC	DJODC	Non- Guarantors	Consolidated
Operating activities
Net cash provided by (used in) operating activities	$3,226	$(1,511)	$143	$66	$1,924

Investing activities
Purchases of property, plant and equipment	—	(864)	—	(80)	(944)
Other assets, net	—	26	—	—	26
Net cash used in investing activities	—	(838)	—	(80)	(918)

Financing activities
Repayment of long-term debt	—	(20,000)	—	—	(20,000)
Net costs from issuance of common stock	91	—	—	—	91
Intercompany (payments) receipts	(23,241)	24,201	(143)	(817)	—
Net cash (used in) provided by financing activities	(23,150)	4,201	(143)	(817)	(19,909)
Effect of exchange rate changes on cash	—	—	—	19	19
Net increase (decrease) in cash and cash equivalents	(19,924)	1,852	—	(812)	(18,884)
Cash and cash equivalents at beginning of period	25,211	5,424	—	1,450	32,085
Cash and cash equivalents at end of period	$5,287	$7,276	$—	$638	$13,201

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.  Our rigid knee braces, soft goods, pain management and regeneration products represented 31.6%, 40.3%, 8.5% and 19.6% of our consolidated net revenues for the first quarter of 2004.

According to Frost & Sullivan, the segment of the non-operative orthopedic and spine markets we target is estimated to generate sales of approximately $1.6 billion in 2004 and is expected to grow at approximately 5.4% per annum until 2008. We believe that the growth of the markets we target is being driven by the following factors:

•                  Growing elderly populations with broad medical coverage, increased disposable income and longer life expectancy.  People over 65 years old currently represent about 13% of the U.S. population, yet are estimated to account for nearly 40% of healthcare expenditures.  This population segment is expected to increase as a result of aging “baby boomers” (people born between 1946 and 1965) and longer life expectancies;

•                  Growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women.  A U.S. Consumer Product Safety Commission survey determined that from 1990 to 1996 there was an 18% increase in the number of sports-related injuries among the 25 to 64 population segment.  From 1991-1998, “baby boomers” likewise experienced significant increases in sports-related injuries: 64% for those who lift weights, 240% for golfers and more than four times for those that engage in general exercise and running.  In addition, according to industry studies, female athletes are six to eight times more likely than their male counterparts to suffer anterior cruciate ligament (ACL) injuries; and

•                  Increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.  The growing awareness and clinical acceptance by patients and healthcare professionals of the benefits of non-invasive solutions continues to drive demand for non-operative rehabilitation and regeneration products.

We conduct our business through five segments, which, except for Regentek, reflect our primary distribution channels:

•                  DonJoy, our largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell our DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in our consolidated financial statements.  DonJoy revenues comprised 40% and 49% of total consolidated net revenues in the first quarter of fiscal 2004 and 2003, respectively, and 40% of pro forma consolidated net revenues for the first quarter of 2003;

•                  ProCare, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and pain management products requiring little or no patient education. The distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by their patients.

ProCare revenues comprised 18% and 24% of total consolidated net revenues in the first quarter of fiscal 2004 and 2003, respectively, and 20% of pro forma consolidated net revenues for the first quarter of 2003;

•                  Regentek, in which our Regentek products are sold through a combination of direct sales representatives and certain independent regional sales agents, with respect to OL1000, and by DePuy Spine under a exclusive sales agreement, with respect to SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to third-party payors or patients, for products sold directly to the patient.  Regentek revenues comprised 20% of total consolidated net revenues in the first quarter of fiscal 2004 and 18% of pro forma consolidated net revenue for the first quarter of 2003;

•                  OfficeCare, in which we maintain an inventory of product (primarily soft goods) on hand at orthopedic practices for immediate disbursement to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. We outsource certain OfficeCare billing and collection activities to an independent third-party contractor. As of March 27, 2004, the OfficeCare program was located at approximately 580 physician offices throughout the United States. We have contracts with over 350 third-party payors for our OfficeCare products.  OfficeCare revenues comprised 10% and 12% of total consolidated net revenues in the first quarter of fiscal 2004 and 2003 respectively, and 10% of pro forma consolidated net revenues for the first quarter of 2003; and

•                  International, in which our products (primarily rigid knee braces and soft goods) sold in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 30 foreign countries, primarily in Europe, Canada, Australia, and Japan.  International revenues comprised 12% and 15% of total consolidated net revenues in the first quarter of fiscal 2004 and 2003, respectively, and 12% of pro forma consolidated net revenues for the first quarter of 2003.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the bone growth stimulation products to our existing product line will further this goal by providing significant cross-selling opportunities.  We believe this acquisition will provide us the opportunity to further penetrate our customer base by providing additional products to satisfy our customers’ orthopedic needs;

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the first quarter of 2004, we launched 8 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We are currently a technology leader in several product categories and we intend to continue to develop next generation technologies;

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes approximately 580 physician offices encompassing approximately 1,900 physicians.  We estimate that there are approximately 10,000 orthopedic physicians in the United States practicing in offices with three or more physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for significant sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the first quarter of 2004, we added 39 net new offices to our OfficeCare channel;

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Executing on this strategy, in May 2003, we were awarded a contract from Broadlane, Inc., and in December 2003 we were awarded a contract with Premier, Inc.  We were awarded three additional national contracts in the first quarter of 2004.

Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products are well suited to the goals of these buying groups and intend to aggressively pursue these contracts;

•                  Expand Product Offerings for the Spine.  SpinaLogic is our first product that targets the spine.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  The spine segment of the orthopedics market is estimated to grow in excess of 18% from 2001 to 2005.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity;

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines. The products acquired in the Regentek acquisition, for example, which generated revenues of $12.2 million during the first quarter of 2004 and pro forma revenues of $46.4 million during the twelve months ended December 31, 2003, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity; and

•                  Expand International Sales. International sales have historically represented less than 15% of our net revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates.  In 2003, we recorded contractual allowances related to our third-party payor revenues of 22% to 33% of gross billed charges to third-party payors.  Our contractual allowances percentages increased in mid-2003 following increases in our current gross price levels.  In the first quarter of 2004, we began recording contractual allowances of 40% of gross billed charges due to the impact of a new Medicare reimbursement code for certain of our fracture boot products.  For sales of our new bone growth stimulation products, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 28% to 32% of our gross prices.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 56% of our net accounts receivable at March 27, 2004 and December 31, 2003 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of customers of our Regentek business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 29% and 30% of our net revenue for the three months ended March 27, 2004 and March 29, 2003, respectively, and 44% of our net accounts receivable at March 27, 2004 and December 31, 2003.  We estimate bad debt expense to be approximately 6 - 8% of gross revenues from these third-party reimbursement customers in 2004, based on our experience in 2003. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we have relied heavily on third-party billing service providers to provide information about the accounts receivable of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts. We also continue to enhance our ability to analyze historical information, resolve issues related to our accounts receivable, and reduce our aging.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider is not successful in collecting amounts greater than or equal to our estimates, we may be required to increase our reserve estimate by a material amount.

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the amounts by which the cost of inventories on hand plus future purchase commitments exceeds estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 18%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserves may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products.

Rebates.  We record estimated reductions to revenues for customer rebate programs and national account administration fees based upon historical experience and estimated revenue levels.  We offer certain of our distributors rebates based on sales volume, sales growth and to reimburse the distributor for certain discounts.

Returns and Warranties.  We provide reserves for the estimated cost of returns and product warranties at the time revenue is recognized based on historical trends.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates.  If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated return and/or warranty liabilities may be required.

Valuation Allowance for Deferred Tax Asset. As of March 27, 2004, we have approximately $56.5 million of net deferred tax assets on our balance sheet related primarily to net losses reported during 2002 and tax deductible goodwill arising in connection with the Regentek acquisition and in connection with our reorganization in 2001 and not amortized for book purposes. Realization of our deferred tax assets is dependent on our ability to generate approximately $154.0 million of future taxable income over the next 15 years.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.   At October 1, 2003, our goodwill was evaluated for impairment and we determined that no impairment existed at that date and subsequent to that date there have been no indicators of impairment.

At December 31, 2003, our other intangible assets were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regentek acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

The value of our goodwill and other intangible assets is exposed to impairments if we experience declines in operating results, if additional negative industry or economic trends occur, or if our future performance is below our projections or estimates.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.

On November 26, 2003, we acquired the operations of Regentek. The results of Regentek's operations are included in the consolidated results of operations for the entire quarter ended March 27, 2004; however, for comparative purposes we have included pro forma financial information for the quarter ended March 29, 2003 as if Regentek was acquired as of January 1, 2003. Management uses the pro forma information presented to evaluate and manage operations. We are providing this information to allow for additional financial analysis of our results of operations.

Three Months Ended March 27, 2004 Compared To Three Months Ended March 29, 2003

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three months ended						Pro Forma Three months ended
	March 27, 2004	% of Net Revenues	March 29, 2003	% of Net Revenues	Increase	% Increase	March 29, 2003	% of Net Revenues
DonJoy	$24,668	39.6	$22,854	48.6	$1,814	7.9	$22,854	39.8
ProCare	11,339	18.2	11,267	23.9	72	0.6	11,267	19.6
Regentek	12,206	19.6	—	—	12,206	N/A	10,416	18.1
OfficeCare	6,403	10.3	5,822	12.4	581	10.0	5,822	10.1
International	7,625	12.3	7,111	15.1	514	7.2	7,111	12.4
Consolidated net revenues	$62,241	100.0	$47,054	100.0	$15,187	32.3	$57,470	100.0

Average revenues per day:

	Three months ended				Pro Forma Three months ended
	March 27, 2004	March 29, 2003	Increase	% Increase	March 29, 2003
DonJoy	$404.4	$368.6	$35.8	9.7	$368.6
ProCare	185.9	181.7	4.2	2.3	181.7
Regentek	200.1	—	200.1	N/A	168.0
OfficeCare	105.0	93.9	11.1	11.8	93.9
International	125.0	114.7	10.3	9.0	114.7
Consolidated average net revenues per day	$1,020.4	$758.9	$261.5	34.5	$926.9
Number of operating days	61	62

Net revenues in our DonJoy segment increased primarily due to continued sales productivity initiatives which contributed to increased sales in several product lines, including rigid knee bracing, cold therapy and upper extremity products.  Net revenues in our ProCare segment increased less than planned due to continued growth associated with our Broadlane and Premier contracts being substantially offset by inventory reduction initiatives implemented by certain of our stocking distributor customers.  On a pro forma basis, net revenue in our Regentek segment increased 17.2% due to increased sales to third-party payors and to our existing and new distributors.  Net revenues in our OfficeCare segment increased due to the addition of a net of 39 new OfficeCare locations and certain price increases in this segment offset by price reductions in our fracture boot products due to a change in the MediCare reimbursement code.  International revenues increased primarily due to favorable changes in exchange rates compared to the rates in effect in the first quarter of 2003.  Excluding the impact of exchange rates, local currency international revenue decreased 2.7% (1.7% based on average revenues per day) in the first quarter of 2004 compared to the first quarter of 2003.  The primary reason for the decrease in local currency revenues was the result of large purchases by new distributors during the first quarter of 2003, which did not occur in comparable amounts in the first quarter of 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three months ended						Pro Forma Three months ended
	March 27, 2004	% of Net Revenues	March 29, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	March 29, 2003	% of Net Revenues
DonJoy	$14,495	58.8	$12,579	55.0	$1,916	15.2	$12,579	55.0
ProCare	4,213	37.2	4,460	39.6	(247)	(5.5)	4,460	39.6
Regentek	10,030	82.2	—	—	10,030	N/A	8,386	80.5
OfficeCare	5,180	80.9	4,410	75.7	770	17.5	4,410	75.7
International	4,964	65.1	4,344	61.1	620	14.3	4,344	61.1
Consolidated Gross Profit	$38,882	62.5	$25,793	54.8	$13,089	50.7	$34,179	59.5

The improvement in actual consolidated gross profit is primarily related to continued manufacturing cost reduction initiatives and higher gross margins associated with the products sold in the Regentek segment. Gross profit increased in the DonJoy segment primarily due to a favorable product mix and increased sales in our insurance channel, which carry a higher gross margin as compared to sales in our direct channel.  ProCare gross profit decreased due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, the Regentek gross profit is consistent as a percentage of revenues at 85.8% and 86.8% for the first quarter of 2004 and 2003 (on a pro forma basis), respectively.  OfficeCare gross profit increased primarily due to certain price increases in this segment offset by reductions due to a change in the MediCare reimbursement code for certain fracture boot products.  The increase in the International gross profit is primarily related to the favorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three months ended						Pro Forma Three months ended
	March 27, 2004	% of Net Revenues	March 29, 2003	% of Net Revenues	Increase	% Increase (Decrease)	March 29, 2003	% of Net Revenues
Sales and marketing	$19,194	30.9	$12,452	26.4	$6,742	54.1	$17,517	30.5
General and administrative	6,744	10.8	6,633	14.1	111	1.7	7,702	13.4
Research and development	1,378	2.2	934	2.0	444	47.5	1,147	2.0
Amortization of acquired intangibles	1,272	2.0	—	—	1,272	N/A	1,332	2.3
Consolidated operating expenses	$28,588	45.9	$20,019	42.5	$8,569	42.8	$27,698	48.2

Sales and Marketing Expenses.  The actual increase in sales and marketing expenses is attributed to $5.4 million of expenses related to the Regentek segment and an increase of costs associated with additional sales management personnel.  On a pro forma basis, the increase is also primarily due to the costs associated with additional sales management personnel.

General and Administrative Expenses. The actual increase in general and administrative expenses is attributed to $1.2 million of expenses related to the Regentek segment that were significantly offset by a decrease in professional fees and other expenses.  On a pro forma basis, the decrease is primarily related to the reduction in professional fees.

Research and Development Expenses. The increase in research and development expense is attributed to $0.2 million of expenses related to the Regentek segment and an increase of amortization expense related to various patents and technology.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regentek acquisition, which are being amortized over lives ranging from 4 months to 10 years.  Approximately $0.1 million of the amortization expense related to an intangible asset for acquired customer backlog that became fully amortized in the first quarter of

2004. On a pro forma basis and excluding the effect of amortization for the acquired customer backlog in both quarters, the amortization expense was consistent between the first quarter of 2004 and 2003.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

							Pro Forma
	Three months ended					%	Three months ended
	March 27,	% of Net	March 29,	% of Net	Increase	Increase	March 29,	% of Net
	2004	Revenue	2003	Revenue	(Decrease)	(Decrease)	2003	Revenue
DonJoy	$5,518	22.4	$5,008	21.9	$510	10.2	$5,008	21.9
ProCare	1,795	15.8	2,253	20.0	(458)	(20.3)	2,253	20.0
Regentek	1,902	15.6	—	—	1,902	N/A	707	6.8
OfficeCare	1,028	16.1	132	2.3	896	678.8	132	2.3
International	2,341	30.7	2,092	29.4	249	11.9	2,092	29.4
Income from operations of reportable segments	12,584	20.2	9,485	20.2	3,099	32.7	10,192	17.7
Expenses not allocated to segments	(2,290)	(3.7)	(3,711)	(7.9)	1,421	38.3	(3,711)	(6.5)
Consolidated income from operations	$10,294	16.5	$5,774	12.3	$4,520	78.3	$6,481	11.2

Except for ProCare, the increases in income from operations are due to increases in revenues and gross profit, which offset increased operating expenses for the respective segments.  The decrease in income from operations for ProCare is primarily related to the decrease in gross profit and an increase in operating expenses.  The decrease in non-allocated expenses is due to a reduction in corporate professional fees that were recognized in the first quarter of 2003.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $3.6 million in the first quarter of 2004 compared to $3.2 million in the first quarter of 2003.  The increase is due to the incremental outstanding debt that was incurred in connection with the Regentek acquisition, offset by the retirement of our former credit facility.

Other Income (Expense). Other income (expense) reflects a net foreign exchange transaction loss and gain for the first quarter of 2004 and 2003, respectively.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first quarter of both 2004 and 2003.

Net Income. Net income was $4.0 million for the first quarter of 2004 compared to net income of $1.7 million for the first quarter of 2003 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at March 27, 2004 was $174.2 million.

Net cash provided by operating activities was $9.5 million and $1.9 million for the three months ended March 27, 2004 and March 29, 2003, respectively. The net cash provided by operations in the first quarter of 2004 primarily reflects positive operating results and a net decrease in inventories partially offset by an increase in net accounts receivable.  The net cash provided in the first three months of 2003 primarily reflects a net decrease in inventories offset by amounts paid for costs accrued in 2002 in connection with our performance improvement program.

Cash flows used in investing activities were $20.8 million and $0.9 million for the three months ended March 27, 2004 and March 29, 2003, respectively.  Cash used in investing activities for the first quarter of 2004 primarily reflects the purchase of $18.5 million in short-term investments and the final $1.0 million payment for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter in 2003.  In addition, we used cash of $1.2 million for capital expenditures and expect to spend up to an additional $8.3 during the remainder of 2004.

Cash flows provided by (used in) financing activities were $58.0 million and $(19.9) million for the three months ended March 27, 2004 and March 29, 2003, respectively.  Cash provided by financing activities in the first quarter of 2004 reflects the net proceeds, amounting to $56.5 million, from the sale of shares by us from a stock offering completed in February 2004.  Also in the first quarter of 2004, proceeds of $1.2 million were received from the issuance of common stock through our Employee Stock Purchase Plan and  the exercise of stock options and $0.3 million from the collection of a note receivable.   In the first quarter of 2003, the cash used by financing activities reflects a $20.0 million prepayment on our former bank term loans.

Contractual Obligations and Commercial Commitments

We have $75.0 million of outstanding senior subordinated notes, due 2009, which bear interest at 12 5/8%, payable semi-annually on June 15 and December 15. We are permitted to redeem the senior subordinated notes on or after June 15, 2004.  We intend to redeem all of our outstanding senior subordinated notes with the net proceeds, amounting to $56.5 million, of the sale of shares by us from a stock offering completed in February 2004, plus existing cash.  We may redeem these notes on or after June 15, 2004, pursuant to the terms of the indenture governing the notes. In the event we redeem the notes, in addition to the write-off of a call premium, we will write-off unamortized debt issuance costs and discounts related to the notes.  If we redeem all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  We have received the consents necessary under our new credit agreement to use the proceeds from the sale of shares by us and cash on hand to redeem the senior subordinated notes.

We entered into a new credit agreement in November 2003 to finance the Regentek acquisition and repay our prior bank debt.  Our new credit facility provides a term loan of $100.0 million, all of which was outstanding as of March 27, 2004. We also have available up to $30.0 million under a revolving credit facility, which is available for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of March 27, 2004, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.0 million. Borrowings under the term loan and on the revolving credit facility bear interest at variables rates plus an applicable margin. At March 27, 2004, the effective interest rate on the term loan was 3.875%. Outstanding letters of credit under the revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.   In connection with the new credit agreement, we capitalized $2.6 million of debt issuance costs that are being amortized over the term of the new credit agreement. In addition to scheduled principal payments of $1.25 million per calendar quarter commencing March 31, 2004, we are required beginning in 2005 to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to consolidated EBITDA exceeds 3.00 to 1.00). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of certain indebtedness, including our intended repayment of our senior subordinated notes.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity (50% for certain qualified equity issuances) and debt issuances by us and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

The credit agreement and the indenture governing the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.75 to 1.00 at March 27, 2004 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.25 to 1.00 at March 27, 2004 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00 at March 27, 2004 and increasing to 3.50 to 1.00 for the first quarter 2005 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00 at March 27, 2004 and thereafter. At March 27, 2004, our ratio of total debt to consolidated EBITDA was approximately 3.07 to 1.00, our ratio of senior debt to consolidated EBITDA was approximately 1.76 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 4.46 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 3.01 to 1.00.

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

Our ability to satisfy our debt obligations and to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control.  We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds, including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements.  There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  In such event, we may need to raise additional funds through public or private equity or debt financings.  We cannot assure you that any such funds will be available to us on favorable terms or at all.

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

As of March 27, 2004, we had available a total of approximately $84.4 million in cash and cash equivalents and short-term investments and $27.0 million available under our revolving credit facility.  For the remainder of 2004, we expect to spend total cash of approximately $101.0 million for the following requirements:

•                  approximately $13.0 million scheduled principal and interest payments on our credit facility and the senior subordinated notes through the June 15, 2004 redemption date;

•                  approximately $8.3 million for capital expenditures; and

•                  approximately $79.7 million for redemption of our senior subordinated notes, including the call premium.

In addition, we expect to make other general corporate payments in 2004.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of operating days in each quarter.  Although on a per day basis revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of operating days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity, with the end of both football and skiing seasons.

For 2004 and 2003, our number of operating days per quarter is as follows:

	2004	2003
First quarter	61	62
Second quarter	64	64
Third quarter	63	63
Fourth quarter	65	64
Total operating days	253	253

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the Regentek acquisition, the growth of the bone growth stimulation market, our high level of indebtedness and other material risks discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March 2004. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For fixed rate debt, interest rate changes affect the fair market value of the debt, but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

As of March 27, 2004, we had $75.0 million in principal amount of fixed rate debt represented by the senior subordinated notes and $100.0 million of variable rate debt represented by borrowings under our credit facility (at an interest rate of 3.875% at March 27, 2004). Based on the balance outstanding under the credit facility as of March 27, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At March 27, 2004, up to $30.0 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of March 27, 2004, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.0 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At March 27, 2004, we had no such derivative financial instruments outstanding.

We sell our products through our subsidiaries in Germany, the United Kingdom and Canada in Euros, Pounds Sterling and Canadian Dollars, respectively, and commencing in October 2003, we began selling products through our subsidiary in France in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies were favorably impacted in the first quarter of 2004 and 2003 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro, Pound Sterling and Canadian dollar in 2004 and 2003.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the first quarters of 2004 and 2003.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At March 27, 2004, we had no hedging transactions in place.

ITEM 4.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  We are named as a defendant along with Leslie H. Cross, our President and Chief Executive Officer, Cyril Talbot III, our former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, our outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and our former director Damion E. Wicker, M.D and the underwriters of our initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. The parties have reached a tentative settlement of the case and entered into a Memorandum of Understanding confirming the settlement and the terms thereof.  The amount of the settlement is within the coverage limits of our directors’ and officers’ liability insurance policies.  The settlement will become final upon court approval, provided that, if class members who purchased more than a specified number of shares exclude themselves from the class, the defendants may terminate the settlement.  On April 9, 2004, the Court granted preliminary approval of the settlement and set June 21, 2004 as the date for a hearing on final approval.

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

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 24, 2004, we completed an offering of 8,625,000 shares of our common stock.  The offering consisted of 3,162,500 shares of common stock sold by us at $19.00 per share for net proceeds of $56.5 million and 5,462,500 shares sold by certain of our stockholders.  We intend to redeem all of our outstanding senior subordinated notes with the net proceeds from the sale of the shares by us plus existing cash.  We may redeem the notes on or after June 15, 2004, pursuant to the terms of the indenture governing the notes. In the event we redeem the notes, in addition to the write-off of a call premium, we will write-off unamortized debt issuance costs and discounts related to the notes.  If we redeem all of the notes on June 15, 2004, the call premium will be $4.7 million and the unamortized debt issuance costs and discounts will be approximately $3.0 million.  We have received the consents necessary under our new credit agreement to use the proceeds from the sale of shares by us and cash on hand to redeem the senior subordinated notes.

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

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)         Reports on Form 8-K filed in the first quarter of 2004:

(1) Form 8-K dated January 27, 2004 including “Item 5. Other Events” and “Item 12. Results of Operations and Financial Condition”- Furnishing press release including comments on trading activity and expected net revenues and net income for the fourth quarter of 2003.

(2) Form 8-K dated January 28, 2004 including “Item 12. Results of Operations and Financial Condition” – Furnishing the press release announcing our financial results for the fiscal quarter and year ended December 31, 2003.

(3) Form 8-K dated February 19, 2004 including “Item 5. Other Events” and “Item 7.  Financial Statements and Exhibits” - Furnishing information regarding the Underwriting Agreement, dated February 18, 2004, by and among the Company, the selling stockholders named therein and J.P. Morgan Securities Inc. and Lehman Brothers Inc., as representatives of the several underwriters named in Schedule 1 thereto, relating to the public offering of 7,500,000 shares of the Company’s common stock, par value $0.01 per share, pursuant to the Company’s Registration Statements on Form S-3 (File Nos. 333-111465 and 333-112943).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC.
(Registrant)

Date: May 6, 2004	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2004	BY:	/s/ Vickie L. Capps
Vickie L. Capps
Senior Vice President, Finance, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of dj Orthopedics, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.