Form 10-Q
period 2004-06-26
DJ ORTHOPEDICS INC
filed 2004-08-05
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

Yes ☒  No ☐

The number of shares of the registrant’s Common Stock outstanding at July 23, 2004 was 21,899,654 shares.

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

EXPLANATORY NOTE

Unless the context requires otherwise, in this Form 10-Q the terms “we,” “us” and “our” refer to dj Orthopedics, Inc. our wholly owned operating subsidiary dj Orthopedics, LLC and our other wholly-owned and indirect subsidiaries.  In November 2003, we acquired the bone growth stimulation device business of OrthoLogic Corp. We refer to this business as Regentek and the acquisition as the Regentek acquisition.  In this Form 10-Q, pro forma data for the three and six months ended June 28, 2003 give effect to the Regentek acquisition as if it had occurred on January 1, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 26, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,874	$19,146
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $26,480 and $20,717 at June 26, 2004 and December 31, 2003, respectively	50,821	43,876
Inventories, net	14,785	15,534
Deferred tax asset, current portion	11,283	11,283
Other current assets	4,388	6,342
Total current assets	92,151	96,181
Property, plant and equipment, net	15,427	15,556
Goodwill	96,096	96,552
Intangible assets, net	55,774	59,045
Debt issuance costs, net	2,372	5,042
Deferred tax asset	45,415	47,509
Other assets	605	619
Total assets	$307,840	$320,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,789	$8,325
Accrued compensation	8,771	6,646
Accrued commissions	3,577	4,629
Long-term debt, current portion	5,000	5,000
Accrued interest	1,029	734
Other accrued liabilities	7,319	8,681
Total current liabilities	34,485	34,015

12 5/8% senior subordinated notes	—	74,156
Long-term debt, less current portion	93,750	95,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 26, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 21,726,693 shares and 18,304,269 shares issued and outstanding at June 26, 2004 and December 31, 2003, respectively	217	183
Additional paid-in-capital	127,614	69,545
Notes receivable from employees for stock purchases	(1,657)	(1,988)
Accumulated other comprehensive income	897	1,106
Retained earnings	52,534	48,487
Total stockholders’ equity	179,605	117,333
Total liabilities and stockholders’ equity	$307,840	$320,504

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net revenues	$63,186	$47,420	$125,427	$94,474
Costs of goods sold	22,953	21,254	46,312	42,515
Gross profit	40,233	26,166	79,115	51,959
Operating expenses:
Sales and marketing	19,770	12,617	38,964	25,069
General and administrative	6,804	5,402	13,548	12,035
Research and development	1,402	1,060	2,780	1,994
Amortization of acquired intangibles	1,153	—	2,425	—
Total operating expenses	29,129	19,079	57,717	39,098
Income from operations	11,104	7,087	21,398	12,861
Interest expense, net of interest income	(3,095)	(2,998)	(6,648)	(6,157)
Prepayment premium and other costs related to senior subordinated notes redemption	(7,760)	—	(7,760)	—
Other income (expense)	(143)	398	(249)	547
Income before income taxes	106	4,487	6,741	7,251
Provision for income taxes	(39)	(1,798)	(2,694)	(2,903)
Net income	$67	$2,689	$4,047	$4,348

Net income per share:
Basic	$—	$0.15	$0.20	$0.24
Diluted	$—	$0.15	$0.18	$0.24
Weighted average shares outstanding used to calculate per share information:
Basic	21,687	17,902	20,672	17,902
Diluted	23,039	18,336	21,932	18,178

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003

Operating activities
Net income	$4,047	$4,348
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	14,863	9,658
Provision for excess and obsolete inventories	(70)	2,307
Depreciation and amortization	6,397	3,711
Step-up to fair value of inventory charged to costs of goods sold	438	—
Amortization of debt issuance costs and discount on senior subordinated notes	546	828
Write-off of debt issuance costs and discount on senior subordinated notes	3,025	—
Liquidation preference on redemption of senior subordinated notes	4,735	—
Changes in current and deferred tax asset, net	2,094	2,805
Changes in operating assets and liabilities, net	(17,612)	(17,434)
Net cash provided by operating activities	18,463	6,223

Investing activities
Purchases of property, plant and equipment	(2,836)	(2,372)
Purchases of intangible assets	(1,200)	(3,000)
Purchase of business	—	(2,502)
Purchase of short-term investments	(18,509)	—
Sale of short-term investments	18,509	—
Changes in other assets, net	15	(58)
Net cash used in investing activities	(4,021)	(7,932)

Financing activities
Repayment of senior subordinated notes	(75,000)	—
Liquidation preference on redemption of senior subordinated notes	(4,735)	—
Repayment of long-term debt	(1,250)	(20,000)
Debt issuance costs	(57)	—
Net proceeds from issuance of common stock	58,039	91
Proceeds from repayment of notes receivable issued in connection with sale of common stock	331	—
Net cash used in financing activities	(22,672)	(19,909)
Effect of exchange rate changes on cash and cash equivalents	(42)	549
Net decrease in cash and cash equivalents	(8,272)	(21,069)
Cash and cash equivalents at beginning of period	19,146	32,085
Cash and cash equivalents at end of period	$10,874	$11,016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 26, 2004 and for the three and six months ended June 26, 2004 and June 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements as of June 26, 2004 and for the three and six months ended June 26, 2004 and June 28, 2003 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended June 26, 2004 are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying unaudited condensed consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly-owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (dj Capital), as well as the accounts of dj Ortho’s wholly-owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program and the accounts of dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France and the United Kingdom.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Issuances of Common Stock

In February 2004, the Company completed a public offering of 8,625,000 shares of its common stock.  The offering consisted of 3,162,500 shares of common stock sold by the Company at $19.00 per share for net proceeds, after underwriters’ commissions and other costs, of $56.4 million and 5,462,500 shares sold by certain of the Company’s stockholders.

In June 2004, the Company facilitated a public offering of 3,072,379 shares of its common stock.  All of the shares of common stock were sold by certain of the Company’s stockholders and the Company received none of the net proceeds.  The Company incurred costs of $275,000 related to this offering, which were recorded as a reduction in the Company’s additional paid-in capital.

During the six months ended June 26, 2004, the Company issued 188,940 common shares as a result of stock option exercises at an average exercise price of $8.41 per share.  Additionally, during this period, the Company issued 79,984 shares of common stock for purchases under the Company’s Employee Stock Purchase Plan at an average purchase price of $4.06 per share.

Redemption of Senior Subordinated Notes

In June 2004, the Company redeemed all of its outstanding senior subordinated notes (the “notes”) for $79.7 million, including a redemption premium of $4.7 million.  The redemption was funded by the net proceeds from the Company’s February 2004 sale of common stock and from existing cash.  As a result of the redemption, the Company recorded a charge of $7.8 million, including the redemption premium and unamortized debt issuance costs and original issue discounts.  Prior to the redemption, the Company had received the consents necessary under its credit agreement to use the proceeds from the sale of shares by the Company and cash on hand to redeem the notes.

Regentek Acquisition

In November 2003, the Company acquired the bone growth stimulation device business from OrthoLogic Corp., which now operates as the Company’s Regentek division, for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million at closing. The Regentek acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.  Pro forma data in this report gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.

Per Share Information

Earnings per share are computed in accordance with Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic financial earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. The weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	Three months ended		Six months ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Shares used in computations of basic net income per share – weighted average shares outstanding	21,687	17,902	20,672	17,902
Net effect of dilutive common share equivalents based on treasury stock method	1,352	434	1,260	276
Shares used in computations of diluted net income per share	23,039	18,336	21,932	18,178

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

	Three months ended		Six months ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income, as reported	$67	$2,689	$4,047	$4,348
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(1,321)	(436)	(2,587)	(865)
Pro forma net income (loss)	$(1,254)	$2,253	$1,460	$3,483
Basic net income (loss) per share:
As reported	$—	$0.15	$0.20	$0.24
Pro forma	$(0.06)	$0.13	$0.07	$0.19
Diluted net income (loss) per share:
As reported	$—	$0.15	$0.18	$0.24
Pro forma	$(0.06)	$0.12	$0.07	$0.19

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

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	June 26, 2004	December 31, 2003

Raw materials	$5,532	$7,074
Work-in-progress	1,377	1,565
Finished goods	13,425	13,264
	20,334	21,903
Less reserves, primarily for excess and obsolete inventories	(5,549)	(6,369)
Inventories, net	$14,785	$15,534

3.  Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following components (in thousands):

	Three months ended		Six months ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income, as reported	$67	$2,689	$4,047	$4,348
Foreign currency translation adjustment	(74)	373	(209)	549
Comprehensive income (loss)	$(7)	$3,062	$3,838	$4,897

4. Segment and Related Information

The Company’s reportable segments, which, except for Regentek, reflect its primary distribution channels, are as follows:

•            DonJoy®, is the Company’s largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell the Company’s DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements;

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

•            OfficeCare®, in which the Company maintains an inventory of products (primarily soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. The Company outsources certain OfficeCare billing and collections activities to an independent third-party contractor. As of June 26, 2004, the OfficeCare program was located at approximately 600 physician offices throughout the United States.  The Company has contracts with over 350 third-party payors for its OfficeCare products; and

•            International, in which the Company’s products (primarily rigid knee braces and soft goods) are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 35 foreign countries, primarily in Europe, Canada, Australia, and Japan.

Set forth below is revenue, gross profit and operating income information for the Company’s reporting segments for the three and six months ended June 26, 2004 and June 28, 2003 (in thousands).  This information excludes the impact of other expenses not allocated to segments, which are comprised of general corporate expenses.

	Three months ended			Six months ended
	June 26, 2004	June 28, 2003	Pro Forma June 28, 2003 (1)	June 26, 2004	June 28, 2003	Pro Forma June 28, 2003 (1)
Net revenues:
DonJoy	$23,864	$23,192	$23,192	$48,532	$46,046	$46,046
ProCare	12,534	11,659	11,659	23,873	22,926	22,926
Regentek (1)	12,705	—	11,522	24,911	—	21,938
OfficeCare	6,903	6,005	6,005	13,306	11,827	11,827
International	7,180	6,564	6,564	14,805	13,675	13,675
Consolidated net revenues	63,186	47,420	58,942	125,427	94,474	116,412

Gross profit:
DonJoy	13,900	13,047	13,047	28,395	25,626	25,626
ProCare	4,988	4,879	4,879	9,201	9,339	9,339
Regentek (1)	11,278	—	9,895	21,308	—	18,281
OfficeCare	5,627	4,567	4,567	10,807	8,977	8,977
International	4,440	3,673	3,673	9,404	8,017	8,017
Consolidated gross profit	40,233	26,166	36,061	79,115	51,959	70,240

Income from operations:
DonJoy	4,908	5,325	5,325	10,426	10,333	10,333
ProCare	2,547	2,526	2,526	4,342	4,779	4,779
Regentek (1)	3,075	—	2,361	4,977	—	3,068
OfficeCare	1,093	258	258	2,121	390	390
International	1,449	1,623	1,623	3,790	3,715	3,715
Income from operations of reportable segments	13,072	9,732	12,093	25,656	19,217	22,285
Expenses not allocated to segments	(1,968)	(2,645)	(2,645)	(4,258)	(6,356)	(6,356)
Consolidated income from operations	$11,104	$7,087	$9,448	$21,398	$12,861	$15,929

Number of operating days	64	64	64	125	126	126

(1)                The Regentek operations were acquired on November 26, 2003. Pro forma data for the three and six months ended June 28, 2003, gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.  For the three and six months ended June 26, 2004, Regentek income from operations has been reduced by amortization of acquired intangible assets amounting to $1.2 million and $2.4 million, respectively.

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

For the three and six months ended June 26, 2004 and June 28, 2003, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

United States	$56,006	$40,856	$110,622	$80,799
Europe	5,144	4,693	10,580	9,665
Other countries	2,036	1,871	4,225	4,010
Total consolidated net revenues	$63,186	$47,420	$125,427	$94,474

    Total assets by region were as follows (in thousands):

	June 26, 2004	December 31, 2003

United States	$300,454	$313,857
International	7,386	6,647
Total consolidated assets	$307,840	$320,504

5.  Commitments and Contingencies

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of the Company’s common stock alleging violations of the federal securities laws in connection with its initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  The Company is named as a defendant along with Leslie H. Cross, its President and Chief Executive Officer, Cyril Talbot III, its former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of its Board of Directors, its outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and its former director Damion E. Wicker, M.D and the underwriters of its initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. In early 2004, the parties reached a settlement of the case within the coverage limits of the Company’s directors’ and officers’ liability insurance policies.  The settlement became final with court approval on June 21, 2004, and the case has been dismissed as to all defendants.

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

6.  Subsequent Events

On July 27, 2004, the Company announced plans to integrate its Regentek sales organization into the Company’s DonJoy sales organization and most of its remaining Regentek operations in Tempe, Arizona into its corporate facility in Vista, California.  The objectives of the Regentek integration are to strengthen the distribution activities of the business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  The Company estimates the costs of the integration, primarily including severance, recruiting and training, will be $4 million to $5 million, and will result in annualized savings of approximately $3 million beginning in 2005.  The Company anticipates that the integration costs will be substantially recognized in the third and fourth quarters of 2004.

On July 7, 2004, the Company completed an amendment of its credit agreement providing for a reduction in the interest rate applicable to its outstanding term loan from LIBOR plus 2.75% to LIBOR plus 2.25%, reducing the Company’s current effective borrowing rate to 3.625%, effective July 1, 2004.  In connection with the amendment, the Company incurred fees and expenses of approximately $0.3 million, which will be amortized over the remaining term of the loan.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.  Our rigid knee braces, soft goods, pain management and regeneration products represented 31.4%, 40.5%, 8.2% and 19.9%, respectively, of our consolidated net revenues for the first six months of 2004.

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

We conduct our business through five segments, which, except for Regentek, reflect our primary distribution channels:

•                  DonJoy, our largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell our DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in our consolidated financial statements.  DonJoy revenues comprised 39% and 49% of total consolidated net revenues in the first six months of fiscal 2004 and 2003, respectively, and 40% of pro forma consolidated net revenues for the first six months of 2003;

•                  ProCare, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and pain management products requiring little or no patient education. The distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by their patients.  ProCare revenues comprised 19% and 24% of total consolidated net revenues in the first six months of fiscal 2004 and 2003, respectively, and 20% of pro forma consolidated net revenues for the first six months of 2003;

•                  Regentek, in which our Regentek products are sold through a combination of direct sales representatives and certain independent regional sales agents, with respect to OL1000, and by DePuy Spine under a exclusive sales agreement, with respect to SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to third-party payors or patients, for products sold directly to the patient.  Regentek revenues comprised 20% of total consolidated net revenues in the first six months of fiscal 2004 and 19% of pro forma consolidated net revenue for the first six months of 2003;

•                  OfficeCare, in which we maintain an inventory of product (primarily soft goods) on hand at orthopedic practices for immediate disbursement to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. We outsource certain OfficeCare billing and collection activities to an independent third-party contractor. As of June 26, 2004, the OfficeCare program was located at approximately 600 physician offices throughout the United States. We have contracts with over 350 third-party payors for our OfficeCare products.  OfficeCare revenues comprised 11% and 13% of total consolidated net revenues in the first six months of fiscal 2004 and 2003, respectively, and 10% of pro forma consolidated net revenues for the first six months of 2003; and

•                  International, in which our products (primarily rigid knee braces and soft goods) sold in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 35 foreign countries, primarily in Europe, Canada, Australia, and Japan.  International revenues comprised 12% and 15% of total consolidated net revenues in the first six months of fiscal 2004 and 2003, respectively, and 12% of pro forma consolidated net revenues for the first six months of 2003.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Regentek Integration. On July 27, 2004, we announced plans to integrate our Regentek sales organization into our DonJoy sales organization and most of the remaining Regentek operations in Tempe, Arizona into our corporate facility in Vista, California.  The objectives of the Regentek integration are to strengthen the distribution activities of the business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  We estimate the costs of the integration, primarily including severance, recruiting and training, will be $4 million to $5 million, and will result in annualized savings of approximately $3 million beginning in 2005.  We anticipate that the integration costs will be substantially recognized in the third and fourth quarters of 2004;

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the bone growth stimulation products to our existing product line will further this goal by providing significant cross-selling opportunities.  We believe the Regentek acquisition will provide us the opportunity to further penetrate our customer base by providing additional products to satisfy our customers’ orthopedic needs;

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the six months ended June 26, 2004, we launched 15 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We are currently a technology leader in several product categories and we intend to continue to develop next generation technologies;

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes approximately 600 physician offices encompassing approximately 2,000 physicians.  We estimate that there are approximately 10,000 orthopedic physicians in the

United States practicing in offices with three or more physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for significant sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three and six months ended June 26, 2004, we added 11 and 50, respectively, net new offices to our OfficeCare channel;

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. We were awarded three additional national contracts in the six months ended June 26, 2004.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products are well suited to the goals of these buying groups and intend to aggressively pursue these contracts;

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

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines. The products acquired in the Regentek acquisition, for example, which generated revenues of $12.7 million and $24.9 million during the three and six months ended June 26, 2004, respectively, and pro forma revenues of $46.4 million during the year ended December 31, 2003, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity;

•                  Expand International Sales. International sales have historically represented less than 15% of our net revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets; and

•                  Expand Low Cost Manufacturing Capabilities. We plan to continue to expand our low cost manufacturing capabilities in Mexico to reduce our costs of goods sold and improve our gross margins. At the end of 2002 we moved the manufacturing of our off-the-shelf rigid knee braces and the remaining manufacturing of our soft goods products from Vista, California to Tijuana, Mexico, resulting in a significant reduction in our costs of goods sold. This improved our gross margins beginning in 2003. In September 2004, we intend to move our Mexico operations into a new 200,000 square foot leased facility, providing further opportunities to expand our Mexico manufacturing operations. We intend to move our machine shop and the manufacturing of our cold therapy product line to Mexico by the end of the fourth quarter, which should reduce the related costs of good sold beginning in 2005. We also intend to use our expanded Mexico capabilities to vertically integrate the manufacturing of components we purchase, further reducing our costs of goods sold.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates.  In 2003, we recorded contractual allowances related to our third-party payor revenues of 22% to 33% of gross billed charges to third-party payors.  Our contractual allowances percentages increased in mid-2003 following increases in our current gross price levels.  In the first six months of 2004, we have recorded contractual allowances of approximately 27% - 39% of gross billed charges, which has increased from the prior year partly due to increases in our gross billed charge levels and partly due to the impact of a new Medicare reimbursement code for certain of our fracture boot products.  For those sales of our Regentek products that are subject to third party reimbursement, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 23% to 24% of our gross prices.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 56% of our net accounts receivable at June 26, 2004 and December 31, 2003 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of customers of our Regentek business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 31% and 17% of our net revenue for the three months ended June 26, 2004 and June 28, 2003, respectively, and approximately 30% and 33% of our net revenues for the six months ended June 26, 2004 and June 28, 2003, respectively, and 44% of our net accounts receivable at both June 26, 2004 and December 31, 2003.  We estimate bad debt expense to be approximately 5 - 8% of gross revenues from these third-party reimbursement customers in 2004, based on our experience in 2003. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the amounts by which the cost of inventories on hand plus future purchase commitments exceed estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 17% - 18%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserves may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products.

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

Valuation Allowance for Deferred Tax Asset. As of June 26, 2004, we have approximately $56.7 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising in connection with the Regentek acquisition and in connection with our reorganization in 2001 and not amortized for book purposes. Realization of our deferred tax assets is dependent on our ability to generate approximately $153.7 million of future taxable income over the next 15 years.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

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

In November 2003, we acquired the operations of Regentek.  The results of Regentek’s operations are included in the consolidated results of operations for the entire three and six months ended June 26, 2004; however, for comparative purposes we have included pro forma financial information for the three and six months ended June 28, 2003 as if Regentek was acquired as of January 1, 2003. Management uses the pro forma information presented to evaluate and manage operations.  We are providing this information to allow for additional financial analysis of our results of operations.

Three Months Ended June 26, 2004 Compared To Three Months Ended June 28, 2003

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three months ended						Pro Forma Three months ended
	June 26, 2004	% of Net Revenues	June 28, 2003	% of Net Revenues	Increase	% Increase	June 28, 2003	% of Net Revenues
DonJoy	$23,864	37.8	$23,192	48.9	$672	2.9	$23,192	39.3
ProCare	12,534	19.8	11,659	24.6	875	7.5	11,659	19.8
Regentek	12,705	20.1	—	—	12,705	N/A	11,522	19.5
OfficeCare	6,903	10.9	6,005	12.7	898	15.0	6,005	10.2
International	7,180	11.4	6,564	13.8	616	9.4	6,564	11.2
Consolidated net revenues	$63,186	100.0	$47,420	100.0	$15,766	33.2	$58,942	100.0

Average revenues per day:

	Three months ended				Pro Forma Three months ended
	June 26, 2004	June 28, 2003	Increase	% Increase	June 28, 2003
DonJoy	$372.9	$362.4	$10.5	2.9	$362.4
ProCare	195.8	182.2	13.6	7.5	182.2
Regentek	198.5	—	198.5	N/A	180.0
OfficeCare	107.9	93.8	14.1	15.0	93.8
International	112.1	102.5	9.6	9.4	102.5
Consolidated average net revenues per day	$987.2	$740.9	$246.3	33.2	$920.9
Number of operating days	64	64

Net revenues in our DonJoy segment increased in the second quarter, but our second quarter comparative growth rate in this segment was impacted by stronger than expected growth in the first quarter. Our sales increased in several product lines, primarily our rigid knee braces and soft goods, driven by strong sales of our recently introduced new products. Net revenues in our ProCare segment increased due to continued growth associated with our new national contracts.  On a pro forma basis, net revenue in our Regentek segment increased 10.3%, which is a lower rate of growth than achieved in recent prior quarters.  The Regentek growth was primarily affected by the timing of wholesale shipments to certain distributors, which resulted in lower sales to such distributors in the current quarter.  Net revenues in our OfficeCare segment increased due to the addition of a net of 11 new OfficeCare locations and certain price increases in this segment offset by price reductions in our fracture boot products due to a change in the Medicare reimbursement code.  International revenues increased primarily due to increased sales of rigid knee braces and a $0.3 million benefit from favorable changes in exchange rates compared to the rates in effect in the second quarter of 2003.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three months ended						Pro Forma Three months ended
	June 26, 2004	% of Net Revenues	June 28, 2003	% of Net Revenues	Increase	% Increase	June 28, 2003	% of Net Revenues
DonJoy	$13,900	58.2	$13,047	56.3	$853	6.5	$13,047	56.3
ProCare	4,988	39.8	4,879	41.8	109	2.2	4,879	41.8
Regentek	11,278	88.8	—	—	11,278	N/A	9,895	85.9
OfficeCare	5,627	81.5	4,567	76.1	1,060	23.2	4,567	76.1
International	4,440	61.8	3,673	56.0	767	20.9	3,673	56.0
Consolidated gross profit	$40,233	63.7	$26,166	55.2	$14,067	53.8	$36,061	61.2

The increase in consolidated gross profit and gross profit margin is primarily related to ongoing manufacturing cost reduction initiatives and the favorable impact of higher gross margins associated with the products sold in our Regentek segment. Gross profit for the second quarter was consistent with the first quarter and increased over prior year in the DonJoy segment primarily due to a favorable product mix, including increased sales in our DonJoy insurance channel, which carry a higher gross margin than sales in our DonJoy direct channel.  ProCare gross profit in the second quarter increased over the first quarter but decreased from the prior year due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, the Regentek gross profit in the second quarter increased over both the first quarter and prior year due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins as compared to wholesale sales. OfficeCare gross profit in the second quarter was consistent with the first quarter and increased over prior year primarily due to certain price increases in this segment offset by reductions due to a change in the Medicare reimbursement code for certain fracture boot products.  International gross profit in the second quarter was slightly lower than the first quarter, but increased over prior year primarily due to the favorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three months ended				Increase	% Increase	Pro Forma Three months ended
	June 26, 2004	% of Net Revenues	June 28, 2003	% of Net Revenues			June 28, 2003	% of Net Revenues
Sales and marketing	$19,770	31.3	$12,617	26.6	$7,153	56.7	$17,559	29.8
General and administrative	6,804	10.8	5,402	11.4	1,402	26.0	6,643	11.3
Research and development	1,402	2.2	1,060	2.2	342	32.3	1,239	2.1
Amortization of acquired intangibles	1,153	1.8	—	—	1,153	N/A	1,172	2.0
Consolidated operating expenses	$29,129	46.1	$19,079	40.2	$10,050	52.7	$26,613	45.2

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily attributed to $5.5 million of expenses related to the Regentek segment.  In addition, selling and marketing expenses increased on both an actual and pro forma basis due to costs associated with increased commissions due to increased sales, additional sales personnel, increased advertising and marketing programs designed to increase sales in future periods and the impact of unfavorable foreign exchange rate changes.  Our international segment also incurred expenses in the current quarter related to our new subsidiary, formed in September 2003, in France and a bi-annual trade exhibition in Europe.

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $1.3 million of expenses related to the Regentek segment.  On both an actual and pro forma basis, general and administrative expenses were substantially unchanged from the prior year, reducing slightly as a percentage of net revenues.

Research and Development Expenses. The increase in research and development expense is attributed to $0.2 million of expenses related to the Regentek segment and an increase in professional fees related to various patents and technology.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regentek acquisition, which are being amortized over lives ranging from 2 to 10 years.  On a pro forma basis, amortization expense in the current quarter is consistent with the second quarter of 2003.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three months ended				Increase (Decrease)	% Increase (Decrease)	Pro Forma Three months ended
	June 26 2004	% of Net Revenue	June 28, 2003	% of Net Revenue			June 28, 2003	% of Net Revenue
DonJoy	$4,908	20.6	$5,325	23.0	$(417)	(7.8)	$5,325	23.0
ProCare	2,547	20.3	2,526	21.7	21	0.8	2,526	21.7
Regentek	3,075	24.2	—	—	3,075	N/A	2,361	20.5
OfficeCare	1,093	15.8	258	4.3	835	323.6	258	4.3
International	1,449	20.2	1,623	24.7	(174)	(10.7)	1,623	24.7
Income from operations of reportable segments	13,072	20.7	9,732	20.5	3,340	34.3	12,093	20.5
Expenses not allocated to segments	(1,968)	(3.1)	(2,645)	(5.6)	677	25.6	(2,645)	(4.5)
Consolidated income from operations	$11,104	17.6	$7,087	14.9	$4,017	56.7	$9,448	16.0

The decrease in income from operations for the DonJoy segment is primarily due to an increased investment in sales and marketing expense for personnel and programs intended to increase revenue in future periods.  The decrease in income from operations as a percentage of net revenue in the ProCare segment is due primarily to lower gross profit margins associated with revenue from national contracts.  The increases in income from operations for both the Regentek and OfficeCare segments are primarily the result of increased revenue and higher gross profit margins in these segments.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we are making in the start up activities of our new direct sales subsidiary in France, as well as the expenses associated with a bi-annual European exhibition which occurred in the second quarter of 2004.

Interest Expense, Net of Interest Income and Prepayment premium and other costs related to Senior Subordinated Notes redemption. Interest expense, net of interest income, was $3.1 million in the second quarter of 2004 compared to $3.0 million in the second quarter of 2003.  The increase is due to costs associated with the incremental outstanding debt that was incurred in connection with the Regentek acquisition, offset by the retirement of our former credit facility and the mid-June 2004 redemption of the notes. The costs incurred in connection with the redemption of the notes was comprised of $4.7 million related to a redemption premium and write-offs of $2.3 million and $0.8 million for unamortized debt issuance costs and original issue discounts, respectively.

Other Income (Expense). Other income (expense) in the second quarter of 2004 reflects a net foreign exchange transaction loss and costs related to a potential acquisition we chose not to pursue and in the second quarter of 2003, includes a net foreign exchange transaction gain.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the second quarter of both 2004 and 2003.

Net Income. Net income was $0.1 million for the second quarter of 2004 compared to net income of $2.7 million for the second quarter of 2003 as a result of the changes discussed above.

Six Months Ended June 26, 2004 Compared To Six Months Ended June 28, 2003

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Six months ended			% of Net Revenues	Increase	% Increase	Pro Forma Six months ended
	June 26, 2004	% of Net Revenues	June 28, 2003				June 28, 2003	% of Net Revenues
DonJoy	$48,532	38.7	$46,046	48.7	$2,486	5.4	$46,046	39.6
ProCare	23,873	19.0	22,926	24.3	947	4.1	22,926	19.7
Regentek	24,911	19.9	—	—	24,911	N/A	21,938	18.8
OfficeCare	13,306	10.6	11,827	12.5	1,479	12.5	11,827	10.2
International	14,805	11.8	13,675	14.5	1,130	8.3	13,675	11.7
Consolidated net revenues	$125,427	100.0	$94,474	100.0	$30,953	32.8	$116,412	100.0

Average revenues per day:

	Six months ended		Increase	% Increase	Pro Forma Six months ended
	June 26, 2004	June 28, 2003			June 28, 2003
DonJoy	$388.3	$365.4	$22.8	6.2	$365.4
ProCare	191.0	182.0	9.0	5.0	182.0
Regentek	199.3	—	199.3	N/A	174.1
OfficeCare	106.4	93.9	12.6	13.4	93.9
International	118.4	108.5	9.9	9.1	108.5
Consolidated average net revenues per day	$1,003.4	$749.8	$253.6	33.8	$923.9
Number of operating days	125	126

Net revenues in our DonJoy segment increased primarily due to the implementation of sales productivity initiatives and new product launches which contributed to increased sales in all of our major product lines.  Net revenues in our ProCare segment increased due to continued growth associated with our new national contracts.  On a pro forma basis, net revenue in our Regentek segment increased 14.5% based on average daily sales due to increased sales to third-party payors and to our existing and new distributors.  Net revenues in our OfficeCare segment increased due to the net addition of 50 new OfficeCare locations and certain price increases in this segment offset by price reductions in our fracture boot products due to a change in the MediCare reimbursement code.  International revenues increased primarily due to favorable changes in exchange rates compared to the rates in effect in the first half of 2003.  Excluding the impact of exchange rates, local currency international revenue increased 1.2% (2.1% based on average revenues per day) in the first half of 2004 compared to the first half of 2003, due primarily to a reduction in revenues related to initial orders placed by new distributors added in the first half of 2003.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Six months ended						Pro Forma Six months ended
	June 26, 2004	% of Net Revenues	June 28, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	June 28, 2003	% of Net Revenues
DonJoy	$28,395	58.5	$25,626	55.7	$2,769	10.8	$25,626	55.7
ProCare	9,201	38.5	9,339	40.7	(138)	(1.5)	9,339	40.7
Regentek	21,308	85.5	—	—	21,308	N/A	18,281	83.3
OfficeCare	10,807	81.2	8,977	75.9	1,830	20.4	8,977	75.9
International	9,404	63.5	8,017	58.6	1,387	17.3	8,017	58.6
Consolidated gross profit	$79,115	63.1	$51,959	55.0	$27,156	52.3	$70,240	60.3

The improvement in consolidated gross profit and gross profit margin is primarily related to continued manufacturing cost reduction initiatives and the favorable impact of higher gross margins associated with the products sold in our Regentek segment. Gross profit increased in the DonJoy segment primarily due to a favorable product mix, including increased sales in our DonJoy insurance channel, which carry a higher gross margin than sales in our DonJoy direct channel.  ProCare gross profit decreased due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, the Regentek gross profit increased as a percentage of revenues at 87.4% and 83.3% for the first half of 2004 and 2003 (on a pro forma basis), respectively, due to reduced cost of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins as compared to wholesale sales.  OfficeCare gross profit increased primarily due to certain price increases in this segment offset by reductions due to a change in the MediCare reimbursement code for certain fracture boot products.  The increase in the International gross profit is primarily related to the favorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Six months ended						Pro Forma Six months ended
	June 26, 2004	% of Net Revenues	June 28, 2003	% of Net Revenues	Increase	% Increase	June 28, 2003	% of Net Revenues
Sales and marketing	$38,964	31.1	$25,069	26.5	$13,895	55.4	$35,105	30.2
General and administrative	13,548	10.8	12,035	12.8	1,513	12.6	14,316	12.3
Research and development	2,780	2.2	1,994	2.1	786	39.4	2,386	2.0
Amortization of acquired intangibles	2,425	1.9	—	—	2,425	n/a	2,504	2.2
Consolidated operating expenses	$57,717	46.0	$39,098	41.4	$18,619	47.6	$54,311	46.7

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily attributed to $10.9 million of expenses related to the Regentek segment.  In addition, selling and marketing expenses increased on both an actual and pro forma basis due to costs associated with increased commissions due to increased sales, additional sales personnel, increased advertising and marketing programs designed to increase sales in future periods and the impact of unfavorable foreign exchange rate changes.  Our international segment also incurred expenses in the first half of 2004 related to our new subsidiary, formed in September 2003, in France and a bi-annual trade exhibition in Europe.

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $2.5 million of expenses related to the Regentek segment.  On both an actual and pro forma basis, general and administrative expenses were substantially unchanged from the prior year, reducing slightly as a percentage of net revenues.

Research and Development Expenses. The increase in research and development expense is attributed to $0.5 million of expenses related to the Regentek segment and an increase in professional fees related to various patents and technology.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regentek acquisition, which are being amortized over lives ranging from 2 to 10 years.   On a pro forma basis the amortization expense in the first six months is consistent with the first half of 2003.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Six months ended				Increase (Decrease)	% Increase (Decrease)	Pro Forma Six months ended
	June 26, 2004	% of Net Revenue	June 28, 2003	% of Net Revenue			June 28, 2003	% of Net Revenue
DonJoy	$10,426	21.5	$10,333	22.4	$93	0.9	$10,333	22.4
ProCare	4,342	18.2	4,779	20.8	(437)	(9.1)	4,779	20.8
Regentek	4,977	20.0	—	—	4,977	N/A	3,068	14.0
OfficeCare	2,121	15.9	390	3.3	1,731	443.8	390	3.3
International	3,790	25.6	3,715	27.2	75	2.0	3,715	27.2
Income from operations of reportable segments	25,656	20.5	19,217	20.3	6,439	33.5	22,285	19.1
Expenses not allocated to segments	(4,258)	(3.4)	(6,356)	(6.7)	2,098	33.0	(6,356)	(5.5)
Consolidated income from operations	$21,398	17.1	$12,861	13.6	$8,537	66.4	$15,929	13.7

The decrease in income from operations as a percentage of net revenue for the DonJoy segment is primarily due to an increased investment in sales and marketing expense for personnel and programs intended to increase revenue in future periods.  The decrease in income from operations in the ProCare segment is due primarily to lower gross profit margins associated with revenue from national contracts.  The increases in income from operations for the both the Regentek and OfficeCare segments are primarily the result of increased revenue and higher gross profit margins in these segments.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we are making in the start up activities of our new direct sales subsidiary in France, as well as the expenses associated with a bi-annual European exhibition which occurred in the second quarter of 2004.

Interest Expense, Net of Interest Income and Prepayment premium and other costs related to Senior Subordinated Notes redemption. Interest expense, net of interest income, was $6.6 million in the first six months of 2004 compared to $6.2 million in the first six months of 2003.  The increase is due to the incremental outstanding debt that was incurred in connection with the Regentek acquisition, offset by the retirement of our former credit facility and the mid-June 2004 redemption of the notes. The costs incurred in connection with the redemption of the notes was comprised of $4.7 million related to the redemption premium and write-offs of $2.3 million and $0.8 million for debt issuance costs and remaining discounts, respectively.

Other Income (Expense). Other income (expense) reflects a net foreign exchange transaction loss and write-off of costs related to a potential acquisition for the first six months of 2004 and a net foreign exchange transaction gain for the first six months of 2003.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first half of both 2004 and 2003.

Net Income. Net income was $4.0 million for the first six months of 2004 compared to net income of $4.3 million for the first six months of 2003 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at June 26, 2004 was $98.8 million.

Net cash provided by operating activities was $18.5 million and $6.2 million for the six months ended June 26, 2004 and June 28, 2003, respectively. The net cash provided by operations in the first six months of 2004 primarily reflects positive operating results and a net decrease in inventories and other assets offset by an increase in net accounts receivable.  The lower amount of net cash provided in the first six months of 2003 reflects lower operating results as compared to the first six months of 2004 and amounts paid for costs accrued in 2002 in connection with our performance improvement program.

Cash flows used in investing activities were $4.0 million and $7.9 million for the six months ended June 26, 2004 and June 28, 2003, respectively.  Cash used in investing activities for the first six months of 2004 primarily reflects the final $1.0 million payment for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter in 2003 and $2.8 million used for capital expenditures.  We expect to spend up to an additional $7.4 during the remainder of 2004.  Cash used in investing activities in the first six months of 2003 includes the acquisition of certain patent licenses and the purchase of specified assets and certain liabilities of Dura*Kold Corporation.

Cash flows used in financing activities were $22.7 million and $19.9 million for the six months ended June 26, 2004 and June 28, 2003, respectively.  Cash used in financing activities in the first six months of 2004 reflects $79.7 million used to redeem our senior subordinated notes, offset by the net proceeds, amounting to $56.4 million, from the sale of shares by us from a stock offering completed in February 2004.  Also in the first six months of 2004, proceeds of $1.9 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and the $0.3 million was received from collection of a note receivable.  Cash used in financing activities in the first six months of 2003 reflects a $20.0 million prepayment on our former bank term loans.

Contractual Obligations and Commercial Commitments

We entered into a new credit agreement in November 2003 to finance the Regentek acquisition and repay our prior bank debt.  Our new credit facility provides a term loan of $100.0 million, of which $98.8 million was outstanding as of June 26, 2004. We also have available up to $30.0 million under a revolving credit facility, for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of June 26, 2004, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.3 million. Borrowings under the term loan and on the revolving credit facility bear interest at variables rates plus an applicable margin. At June 26, 2004, the effective interest rate on the term loan was 3.875%. Outstanding letters of credit under the revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.   In connection with the new credit agreement, we capitalized $2.6 million of debt issuance costs that are being amortized over the term of the new credit agreement. In addition to scheduled principal payments of $1.25 million per calendar quarter that began on March 31, 2004, we are required beginning in 2005 to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to consolidated EBITDA exceeds 3.00 to 1.00). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, and repayment of certain indebtedness, including our intended repayment of our senior subordinated notes.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity (50% for certain qualified equity issuances) and debt issuances by us and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.  On July 7, 2004, the Company completed an amendment of its credit agreement providing for a reduction in the interest rate applicable to the outstanding term loans from LIBOR plus 2.75% to LIBOR plus 2.25%, reducing the Company’s current effective borrowing rate to 3.625%.  In connection with the amendment, the Company incurred fees and expenses of approximately 0.3 million, which will be amortized over the remaining term of the loan.

The credit agreement imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.75 to 1.00 at

June 26, 2004 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.25 to 1.00 at June 26, 2004 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00 at June 26, 2004 and increasing to 3.50 to 1.00 for the first quarter 2005 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00 at June 26, 2004 and thereafter. At June 26, 2004, our ratio of total debt and senior debt to consolidated EBITDA was approximately 1.71 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 4.54 to 1.00, our ratio of consolidated EBITDA to fixed charges was approximately 3.01 to 1.00.

As part of our strategy, we may pursue additional acquisitions, investments and strategic alliances.  We may require new sources of financing to consummate any such transactions, including additional debt or equity financing.  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.  In addition, we may not be able to consummate any such transactions due to the operating and financial restrictions and covenants in our credit agreement.

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

As of June 26, 2004, we had available a total of approximately $10.9 million in cash and cash equivalents and $26.7 million available under our revolving credit facility.  For the remainder of 2004, we expect to spend total cash of approximately $13.4 million for the following requirements:

•                  approximately $6.0 million scheduled principal and interest payments on our credit facility;

•                  approximately $7.4 million for capital expenditures; and

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the Regentek acquisition and integration, the growth of the bone growth stimulation market, our high level of indebtedness and other material risks discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March 2004. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates. We are exposed to interest rate risk in connection with the term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. Therefore, interest rate changes generally do not affect the fair market value of the debt, but do impact future earnings and cash flows, assuming other factors are held constant.

As of June 26, 2004, we had $98.8 million of variable rate debt represented by borrowings under our credit facility (at an interest rate of 3.875% at June 26, 2004). Based on the balance outstanding under the credit facility as of June 26, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At June 26, 2004, up to $30.0 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of June 26, 2004, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.3 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At June 26, 2004, we had no such derivative financial instruments outstanding.

We sell our products through our subsidiaries in Germany, the United Kingdom and Canada in Euros, Pounds Sterling and Canadian Dollars, respectively, and commencing in October 2003, we began selling products through our subsidiary in France in Euros. The U.S. dollar equivalent of international sales denominated in foreign currencies were favorably impacted in the second quarter of 2004 and 2003 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the Euro, Pound Sterling and Canadian dollar in 2004 and 2003.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the second quarters of 2004 and 2003.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At June 26, 2004, we had no hedging transactions in place.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Several class action complaints were filed in the United States District Courts for the Southern District of New York and for the Southern District of California on behalf of purchasers of our common stock alleging violations of the federal securities laws in connection with our initial public offering in November 2001.  These actions were later consolidated into a single action, In re DJ Orthopedics, Inc. Securities Litigation, Case No. 01-CV-2238-K (RBB) (S.D. Cal.).  We were named as a defendant along with Leslie H. Cross, its President and Chief Executive Officer, Cyril Talbot III, its former Senior Vice President, Finance, Chief Financial Officer, and Secretary, Charles T. Orsatti, former Chairman of our Board of Directors, our outside directors Mitchell J. Blutt, M.D. and Kirby L. Cramer and our former director Damion E. Wicker, M.D and the underwriters of our initial public offering. The complaint seeks unspecified damages and following the filing of a motion to dismiss that eliminated all but one alleged omission, continues to assert that defendants violated Sections 11, 12, and 15 of the Securities Act of 1933 by failing to disclose allegedly material intra-quarterly sales data in the registration statement and prospectus. On July 22, 2003, the Court appointed Louisiana School Employees’ Retirement System as substitute lead plaintiff following the withdrawal of Oracle Partners L.P. who was the original lead plaintiff, and on November 17, 2003, the Court certified the class. In early 2004, the parties reached a settlement of the case within the coverage limits of our directors’ and officers’ liability insurance policies.  The settlement became final with court approval on June 21, 2004, and the case has been dismissed as to all defendants.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2004 annual meeting of stockholders on June 3, 2004. The stockholders were asked to vote on the election of two individuals to the Board of Directors of the Company and on one other proposal. Both director nominees were elected to the Board and the other proposal was approved. The results of the voting were as follows:

(i) Jack R. Blair and Mitchell J. Blutt, M.D. were elected as members of the Board in Class III. Mr. Blair received 18,262,312 votes in favor of his nomination and 2,411,485 votes were cast withholding approval. Mr. Blutt received 12,338,249 votes in favor of his nomination and 8,335,548 votes were cast withholding approval.

(ii) The second proposal submitted to the stockholders was ratification of the appointment of Ernst & Young LLP, certified public accountants, as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 2004. This proposal received 20,464,865 votes in favor, 207,732 votes against and 1,200 votes to abstain, and there were no broker non-votes.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	First Amendment to Credit Agreement, dated July 7, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lenders and Wachovia Bank, National Association, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K filed in the second quarter of 2004:

(1) Form 8-K dated May 14, 2004 including “Item 5. Other Events and Required FD Disclosure” and “Item 7.  Financial Statements and Exhibits” – Furnishing the press release announcing our call for redemption of all of the outstanding 12 5/8% senior subordinated notes due 2009.

(2) Form 8-K dated June 4, 2004 including “Item 5. Other Events and Required FD Disclosure” and “Item 7.  Financial Statements and Exhibits” - Furnishing information regarding the Underwriting Agreement, dated June 2, 2004, by and among the Company, the selling stockholders named therein and Lehman Brothers Inc., relating to the public offering of 3,072,379 shares of the Company’s common stock, par value $0.01 per share, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-115768).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJ ORTHOPEDICS, INC.
(Registrant)

Date: August 5, 2004	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2004	BY:	/s/ Vickie L. Capps
Vickie L. Capps
Senior Vice President, Finance, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1	First Amendment to Credit Agreement, dated July 7, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lenders and Wachovia Bank, National Association, as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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