Form 10-Q
period 2004-09-25
DJ ORTHOPEDICS INC
filed 2004-11-04
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

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

Yes ☒  No ☐

The number of shares of the registrant’s Common Stock outstanding at October 27, 2004 was 21,457,190 shares.

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

EXPLANATORY NOTE

Unless the context requires otherwise, in this Form 10-Q the terms “we,” “us” and “our” refer to dj Orthopedics, Inc., our wholly-owned operating subsidiary dj Orthopedics, LLC and our other wholly-owned and indirect subsidiaries.  In November 2003, we acquired the bone growth stimulation device business of OrthoLogic Corp. We refer to this business as Regentek and the acquisition as the Regentek acquisition.  In this Form 10-Q, pro forma data for the three and nine months ended September 27, 2003 give effect to the Regentek acquisition as if it had occurred on January 1, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 25, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$22,907	$19,146
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $24,819 and $20,717 at September 25, 2004 and December 31, 2003, respectively	46,090	43,876
Inventories, net	17,889	15,534
Deferred tax asset, current portion	11,284	11,283
Other current assets	4,492	6,342
Total current assets	102,662	96,181
Property, plant and equipment, net	15,751	15,556
Goodwill	96,428	96,552
Intangible assets, net	56,772	59,045
Debt issuance costs, net	2,504	5,042
Deferred tax asset	42,586	47,509
Other assets	567	619
Total assets	$317,270	$320,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,958	$8,325
Accrued compensation	7,024	6,646
Accrued commissions	3,810	4,629
Long-term debt, current portion	5,000	5,000
Accrued interest	760	734
Accrued restructuring costs	2,257	766
Other accrued liabilities	10,122	7,915
Total current liabilities	37,931	34,015

12 5/8% senior subordinated notes	—	74,156
Long-term debt, less current portion	92,500	95,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 25, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 22,113,034 shares and 18,304,269 shares issued and outstanding at September 25, 2004 and December 31, 2003, respectively	221	183
Additional paid-in-capital	130,371	69,545
Notes receivable from employees for stock purchases	(1,749)	(1,988)
Accumulated other comprehensive income	785	1,106
Retained earnings	57,211	48,487
Total stockholders’ equity	186,839	117,333
Total liabilities and stockholders’ equity	$317,270	$320,504

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net revenues	$62,471	$48,850	$187,898	$143,324
Costs of goods sold	23,033	20,648	69,345	63,163
Gross profit	39,438	28,202	118,553	80,161
Operating expenses:
Sales and marketing	19,092	14,039	58,056	39,108
General and administrative	7,114	4,236	20,662	16,271
Research and development	1,307	1,139	4,087	3,133
Amortization of acquired intangibles	1,152	—	3,577	—
Restructuring costs	2,085	(497)	2,085	(497)
Total operating expenses	30,750	18,917	88,467	58,015
Income from operations	8,688	9,285	30,086	22,146
Interest expense, net of interest income	(1,129)	(2,972)	(7,777)	(9,129)
Prepayment premium and other costs related to senior subordinated notes redemption	—	—	(7,760)	—
Other income (expense)	221	(242)	(28)	305
Income before income taxes	7,780	6,071	14,521	13,322
Provision for income taxes	(3,112)	(2,429)	(5,806)	(5,332)
Net income	$4,668	$3,642	$8,715	$7,990

Net income per share:
Basic	$0.21	$0.20	$0.41	$0.45
Diluted	$0.20	$0.19	$0.39	$0.43
Weighted average shares outstanding used to calculate per share information:
Basic	21,962	17,945	21,108	17,916
Diluted	23,114	18,898	22,323	18,408

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 25, 2004	September 27, 2003

Operating activities
Net income	$8,715	$7,990
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	22,312	16,379
Provision (credit) for excess and obsolete inventories	(165)	2,200
Provision (credit) for restructuring costs	2,085	(497)
Depreciation and amortization	9,581	5,683
Step-up to fair value of inventory charged to costs of goods sold	438	—
Amortization of debt issuance costs and discount on senior subordinated notes	678	1,306
Write-off of debt issuance costs and discount on senior subordinated notes	3,025	—
Liquidation preference on redemption of senior subordinated notes	4,735	—
Changes in current and deferred tax asset, net	4,923	4,592
Changes in operating assets and liabilities, net	(23,321)	(21,446)
Net cash provided by operating activities	33,006	16,207

Investing activities
Purchases of property, plant and equipment	(4,580)	(3,699)
Purchases of intangible assets	(3,277)	(3,000)
Purchases of businesses, net of cash acquired	122	(2,502)
Purchase of short-term investments	(18,509)	—
Sale of short-term investments	18,509	—
Changes in other assets, net	67	(266)
Net cash used in investing activities	(7,668)	(9,467)

Financing activities
Repayment of senior subordinated notes	(75,000)	—
Liquidation preference on redemption of senior subordinated notes	(4,735)	—
Repayment of long-term debt	(2,500)	(20,284)
Debt issuance costs	(313)	—
Net proceeds from issuance of common stock	60,755	328
Proceeds from repayment of notes receivable issued in connection with sale of common stock	331	—
Net cash used in financing activities	(21,462)	(19,956)
Effect of exchange rate changes on cash and cash equivalents	(115)	(173)
Net increase (decrease) in cash and cash equivalents	3,761	(13,389)
Cash and cash equivalents at beginning of period	19,146	32,085
Cash and cash equivalents at end of period	$22,907	$18,696

Supplemental disclosure of cash flow information
Interest paid	$2,690	$5,525
Income taxes paid	$423	$226

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 25, 2004 and for the three and nine months ended September 25, 2004 and September 27, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of dj Orthopedics and the notes thereto included in dj Orthopedics’ Annual Report on Form 10-K for the year ended December 31, 2003. The accompanying unaudited condensed consolidated financial statements as of September 25, 2004 and for the three and nine months ended September 25, 2004 and September 27, 2003 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 4) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended September 25, 2004 are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying unaudited condensed consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, the accounts of dj Ortho’s wholly-owned subsidiaries, dj Orthopedics Development Corporation (dj Development) and DJ Orthopedics Capital Corporation (dj Capital), as well as the accounts of dj Ortho’s wholly-owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program and the accounts of dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France, the United Kingdom and Denmark (established September 2004).  All intercompany accounts and transactions have been eliminated in consolidation.

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

Acquisitions and Purchases of Intangible Assets

In September 2004, the Company acquired the outstanding stock of KD Innovation A/S (KDI), its independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS, has direct responsibility for sales, marketing and distribution of dj Orthopedics’ products in Denmark, Finland, Norway and Sweden.  The stock purchase agreement provided for the purchase of all of the outstanding capital stock for KDI for an initial cash purchase price of $0.7 million, paid in October 2004, plus amounts aggregating up to an additional $0.5 million through 2006 if certain net operating income targets are met.  The acquisition was accounted for using the purchase method of accounting whereby a total purchase price of approximately $1.0 million, including the portion of the contingent future payments that are deemed by management to be probable, was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The assets acquired included cash of approximately $0.1.

During the three months ended September 25, 2004, the Company purchased rights to certain distributor territories, for amounts aggregating $1.5 million, in connection with a reorganization of the distribution activities within such territories.  The reorganization is intended to achieve several objectives, including improvement of sales results within the affected territories and also reduces the Company’s distribution costs within such territories for a defined period of time.  The purchase price for each transaction was capitalized as an intangible asset and will be amortized over the period of cost reduction.

During the three months ended September 25, 2004, the Company also acquired a patent license for $0.8 million. This amount was recorded as an intangible asset and will be amortized over the remaining life of the patent, through June 2010.

In November 2003, the Company acquired the bone growth stimulation device business from OrthoLogic Corp., which now operates as the Company’s Regentek™ division, for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million at closing. The Regentek acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.  Pro forma data in this report gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.

Issuances of Common Stock

In February 2004, the Company completed a public offering of 8,625,000 shares of its common stock.  The offering consisted of 3,162,500 shares of common stock sold by the Company at $19.00 per share for net proceeds, after underwriters’ commissions and other costs, of $56.4 million and 5,462,500 shares sold by certain of the Company’s stockholders.

In June 2004, the Company completed a public offering of 3,072,379 shares of its common stock.  All of these shares were sold by certain of the Company’s stockholders and the Company did not receive any of the net proceeds.  The Company incurred costs of $275,000 related to this offering, which were recorded as a reduction in the Company’s additional paid-in capital.

During the nine months ended September 25, 2004, the Company issued 413,170 common shares as a result of stock option exercises at an average exercise price of $8.56 per share.  Additionally, during this period, the Company issued 233,095 shares of common stock for purchases under the Company’s Employee Stock Purchase Plan at an average purchase price of $4.54 per share.

Per Share Information

Earnings per share are computed in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. The weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	Three months ended		Nine months ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Shares used in computations of basic net income per share – weighted average shares outstanding	21,962	17,945	21,108	17,916
Net effect of dilutive common share equivalents based on treasury stock method	1,152	953	1,215	492
Shares used in computations of diluted net income per share	23,114	18,898	22,323	18,408

Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense has been recognized for the Company’s fixed stock option plans or its employee stock purchase plan. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, using the Black-Scholes method, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income, as reported	$4,668	$3,642	$8,715	$7,990
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(1,414)	(397)	(4,002)	(1,228)
Pro forma net income	$3,254	$3,245	$4,713	$6,762
Basic net income per share:
As reported	$0.22	$0.20	$0.42	$0.45
Pro forma	$0.15	$0.18	$0.23	$0.38
Diluted net income per share:
As reported	$0.21	$0.19	$0.40	$0.43
Pro forma	$0.14	$0.17	$0.21	$0.37

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

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	September 25, 2004	December 31, 2003

Raw materials	$7,013	$7,074
Work-in-progress	1,089	1,565
Finished goods	13,325	13,264
	21,427	21,903
Less reserves, primarily for excess and obsolete inventories	(3,538)	(6,369)
Inventories, net	$17,889	$15,534

3.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended		Nine months ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

Net income, as reported	$4,668	$3,642	$8,715	$7,990
Foreign currency translation adjustment	(112)	(722)	(321)	(173)
Comprehensive income	$4,556	$2,920	$8,394	$7,817

4.  Restructuring Costs

In August 2004, the Company began the integration of its Regentek sales organization into its DonJoy sales organization and most of its remaining Regentek operations in Tempe, Arizona into its corporate facility in Vista, California.  The objectives of the Regentek integration are to strengthen the distribution activities of the Regentek business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  There can be no assurance the integration will be successful or achieve the desired goals.  In addition, in August 2004, the Company completed construction of a new leased 200,000 square foot manufacturing facility in Tijuana, Mexico to replace three separate facilities it operated in the same area. As of early October 2004, all of the Company’s existing Mexico facilities have been moved to this new facility.  In the fourth quarter of 2004, the Company expects to initiate the relocation of the manufacturing of its cold therapy products and machine shop activities from Vista, California to the new Mexico plant. The relocation to Mexico of these California-based activities is expected to result in reduced manufacturing costs beginning in 2005.  The Regentek integration and the move of the U.S. manufacturing operations are expected to result in the elimination of approximately 140 positions, including temporary employees, by the end of 2004.  Approximately 110 new positions will be added in Vista and Mexico in the aggregate to accommodate the operations moved to each of those locations. The Company anticipates that the Regentek integration and manufacturing move will be substantially completed by the end of 2004.

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that costs associated with an exit or disposal activity be recorded as an expense and a liability when incurred.  The results for the third quarter of 2004 include charges totaling $2.1 million ($1.3 million net of tax, with an effect of $0.05 on diluted net income per share) related to the Company’s Regentek integration and manufacturing move.  The Company expects to incur additional restructuring costs of approximately $3 million during the fourth quarter of 2004.

Total restructuring costs in the accompanying consolidated statement of income for the three and nine months ended September 25, 2004, are as follows (in thousands):

	Total costs incurred	Cash payments	Accrued liability at September 25, 2004

Employee severance and retention costs	$1,305	$(59)	$1,246
Other	780	(278)	502
Total	$2,085	$(337)	$1,748

In the three months ended September 27, 2003, the Company recorded a credit of $0.5 million to restructuring costs as a reversal of an accrual recorded in 2002 related to future rent to be paid for vacated facilities, as the Company decided to retain the vacant space for future expansion and discontinued subleasing efforts.  Accrued restructuring costs in the accompanying consolidated balance sheet at September 25, 2004 also includes approximately $0.5 million related to certain other lease termination and exit costs accrued in 2002.

5.  Long-Term Debt

Credit Agreement Amendments

On September 28, 2004, the Company completed a second amendment to its credit agreement permitting the Company to implement a stock repurchase program (see Note 8).

In July 2004, the Company completed an amendment of its credit agreement providing for a reduction in the interest rate applicable to its outstanding term loan from LIBOR plus 2.75% to LIBOR plus 2.25%, reducing the Company’s effective borrowing rate.  In connection with the amendment, the Company incurred fees and expenses of approximately $0.3 million, which are being amortized over the remaining term of the loan.

Redemption of Senior Subordinated Notes

In June 2004, the Company redeemed all of its outstanding senior subordinated notes for $79.7 million, including a redemption premium of $4.7 million.  The redemption was funded by the net proceeds from the Company’s February 2004 sale of common stock and from existing cash.  As a result of the redemption, the Company recorded a charge of $7.8 million, including the redemption premium and unamortized debt issuance costs and original issue discounts.  Prior to the redemption, the Company had received the consents necessary under its credit agreement to use the proceeds from the sale of shares by the Company and cash on hand to redeem the notes.

6.  Segment and Related Information

The Company’s reportable segments, which, except for Regentek, reflect its primary distribution channels, are as follows:

•            DonJoy®, is the Company’s largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell the Company’s DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in the Company’s consolidated statements of income;

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

•            RegentekTM, in which the Company’s Regentek products are sold through a combination of the Company’s DonJoy segment sales representatives, direct sales representatives and certain independent regional sales agents, with respect to OL1000, and by Johnson & Johnson’s DePuy Spine under an exclusive sales agreement, with respect to SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to third-party payors or patients, for products sold directly to the patient;

•            OfficeCare®, in which the Company maintains an inventory of products (primarily soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. The Company outsources certain OfficeCare billing and collections activities to an independent third-party contractor. As of September 25, 2004, the OfficeCare program was located at over 600 physician offices throughout the United States.  The Company has contracts with over 330 third-party payors for its OfficeCare products; and

•            International, in which the Company’s products (primarily rigid knee braces and soft goods) are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 40 foreign countries, primarily in Europe, Canada, Australia and Japan.

Set forth below is revenue, gross profit and operating income information for the Company’s reporting segments for the three and nine months ended September 25, 2004 and September 27, 2003 (in thousands, except number of operating days).  This information excludes the impact of certain expenses not allocated to segments, which are comprised of general corporate expenses and certain restructuring costs that apply to multiple segments.  Restructuring costs related to the Regentek integration have been reported within the Regentek segment.

	Three months ended			Nine months ended
	September 25, 2004	September 27, 2003	Pro Forma September 27, 2003 (1)	September 25, 2004	September 27, 2003	Pro Forma September 27, 2003 (1)
Net revenues:
DonJoy	$24,407	$24,240	$24,240	$72,939	$70,286	$70,286
ProCare	12,939	12,382	12,382	36,812	35,308	35,308
Regentek (1)	11,547	—	12,453	36,458	—	34,391
OfficeCare	6,942	6,637	6,637	20,248	18,464	18,464
International	6,636	5,591	5,591	21,441	19,266	19,266
Consolidated net revenues	62,471	48,850	61,303	187,898	143,324	177,715

Gross profit:
DonJoy	14,410	13,864	13,864	42,805	39,490	39,490
ProCare	5,152	5,428	5,428	14,353	14,767	14,767
Regentek (1)	10,076	—	10,375	31,384	—	28,656
OfficeCare	5,703	5,345	5,345	16,510	14,322	14,322
International	4,097	3,565	3,565	13,501	11,582	11,582
Consolidated gross profit	39,438	28,202	38,577	118,553	80,161	108,817

Income from operations:
DonJoy	5,737	5,868	5,868	16,163	16,201	16,201
ProCare	2,979	2,873	2,873	7,321	7,652	7,652
Regentek (1)	718	—	2,876	5,695	—	5,944
OfficeCare	888	506	506	3,009	896	896
International	1,293	1,539	1,539	5,083	5,254	5,254
Income from operations of reportable segments	11,615	10,786	13,662	37,271	30,003	35,947
Expenses not allocated to segments	(2,927)	(1,501)	(1,501)	(7,185)	(7,857)	(7,857)
Consolidated income from operations	$8,688	$9,285	$12,161	$30,086	$22,146	$28,090

Number of operating days	63	63	63	188	189	189

(1)                The Regentek operations were acquired on November 26, 2003. Pro forma data for the three and nine months ended September 27, 2003, gives effect to the Regentek acquisition as if it had occurred on January 1, 2003.  For the three and nine months ended September 25, 2004, Regentek income from operations has been reduced by amortization of acquired intangible assets amounting to $1.2 million and $3.6 million, respectively.  For both the three and nine months ended September 25, 2004, Regentek income from operations has also been reduced by restructuring charges of approximately $2.0 million related to the integration of the business.

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

For the three and nine months ended September 25, 2004 and September 27, 2003, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to countries based on the location of the customer, were as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003

United States	$55,835	$43,259	$166,457	$124,058
Europe	4,573	3,746	15,153	13,264
Other countries	2,063	1,845	6,288	6,002
Total consolidated net revenues	$62,471	$48,850	$187,898	$143,324

Total assets by region were as follows (in thousands):

	September 25, 2004	December 31, 2003

United States	$307,067	$313,857
International	10,203	6,647
Total consolidated assets	$317,270	$320,504

7.  Commitments and Contingencies

In early 2004, the Company reached a settlement with the parties to a class action complaint resulting from the Company’s initial public offering in November 2001.  The settlement was within the coverage limits of the Company’s directors’ and officers’ liability insurance policies and became final with court approval in June 2004.

From time to time, the Company has been involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company.  With respect to these matters, management believes that it has adequate legal defense, insurance and/or has provided adequate accruals for related costs. Management of the Company is not aware of any pending lawsuits that could have a material adverse effect on its business, financial condition or results of operations.  During the three months ended September 25, 2004, the Company settled a contract dispute for approximately $0.3 million, which is included in operating expenses in the accompanying consolidated statement of income.

8.  Subsequent Events

On September 27, 2004, the Company’s board of directors authorized a program to repurchase up to $20 million of our common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. The Company obtained an amendment to its credit agreement permitting the stock repurchase program.  Through October 27, 2004, the Company has repurchased approximately 0.7 million shares of its common stock at an average price of 17.77 per share, for an aggregate total cost of approximately $12.2 million.

On September 28, 2004, the Company entered into a new lease agreement providing for the construction of a 110,000 square foot corporate headquarters facility for the Company on vacant land currently leased to the Company in Vista, California.  Once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Initial annual rent for the new facility will be equal to 9.5% of total costs incurred for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.  The new lease is contingent on the new landlord closing a transaction to purchase the existing facilities leased by the Company in Vista, California, as well as the real property underlying the new lease.  Once the new landlord’s purchase is complete, the Company’s lease for the vacant land will be terminated, and when the new headquarters facility is completed and occupied, the Company’s leases for its existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, the Company will make a lump sum payment, currently estimated to be approximately $1.6 million, equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If the new landlord is able to lease the Company’s former Vista facilities during what would have remained of the term of Company’s existing leases, a portion of that sum may be refunded to Company.  The lump sum payment will be charged to operations in the period the Company vacates the existing facilities.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.  Our rigid knee braces, soft goods, pain management and regeneration products represented 31.8%, 42.6%, 7.2% and 18.5%, respectively, of our consolidated net revenues for the first nine months of 2004.

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

•                  Growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women.  A U.S. Consumer Product Safety Commission survey determined that from 1990 to 1996 there was an 18% increase in the number of sports-related injuries among the population segment that is 25 to 64 years old.  From 1991-1998, “baby boomers” likewise experienced significant increases in sports-related injuries: 64% for those who lift weights, 240% for golfers and more than four times for those that engage in general exercise and running.  In addition, according to industry studies, female athletes are six to eight times more likely than their male counterparts to suffer anterior cruciate ligament (ACL) injuries; and

•                  Increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.  The growing awareness and clinical acceptance by patients and healthcare professionals of the benefits of non-invasive solutions continues to drive demand for non-operative rehabilitation and regeneration products.

We conduct our business through five segments, which, except for Regentek, reflect our primary distribution channels:

•                  DonJoy, our largest sales channel, comprised of the sale of rigid knee braces, pain management products and certain soft goods.  Approximately 40 independent sales agents who employ approximately 300 independent commissioned sales representatives sell our DonJoy products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, athletic trainers and other healthcare professionals. The representatives are technical specialists responsible for educating patients on device usage. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in our consolidated statements of income.  DonJoy revenues comprised 39% and 49% of total consolidated net revenues in the first nine months of fiscal 2004 and 2003, respectively, and 40% of pro forma consolidated net revenues for the first nine months of 2003;

•                  ProCare, in which products are sold by approximately 30 direct and independent representatives that manage over 320 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and pain management products requiring little or no patient education. The distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by their patients.  ProCare revenues comprised 20% and 25% of total consolidated net revenues in the first nine months of fiscal 2004 and 2003, respectively, and 20% of pro forma consolidated net revenues for the first nine months of 2003;

•                  Regentek, in which our Regentek products are sold through a combination of our DonJoy segment sales representatives, direct sales representatives and certain independent regional sales agents, with respect to OL1000, and by DePuy Spine under an exclusive sales agreement, with respect to SpinaLogic.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to third-party payors or patients, for products sold directly to the patient.  Regentek revenues comprised 19% of total consolidated net revenues in the first nine months of fiscal 2004 and 19% of pro forma consolidated net revenue for the first nine months of 2003;

•                  OfficeCare, in which we maintain an inventory of product (primarily soft goods) on hand at orthopedic practices for immediate disbursement to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. We outsource certain OfficeCare billing and collection activities to an independent third-party contractor. As of September 25, 2004, the OfficeCare program was located at over 600 physician offices throughout the United States. We have contracts with over 330 third-party payors for our OfficeCare products.  OfficeCare revenues comprised 11% and 13% of total consolidated net revenues in the first nine months of fiscal 2004 and 2003 respectively, and 10% of pro forma consolidated net revenues for the first nine months of 2003; and

•                  International, in which our products (primarily rigid knee braces and soft goods) sold in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 40 foreign countries, primarily in Europe, Canada, Australia and Japan.  International revenues comprised 11% and 13% of total consolidated net revenues in the first nine months of fiscal 2004 and 2003, respectively, and 11% of pro forma consolidated net revenues for the first nine months of 2003.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Regentek Integration. In August 2004, we began the integration of our Regentek sales organization into our DonJoy sales organization and most of our remaining Regentek operations in Tempe, Arizona into our corporate facility in Vista, California.  The objectives of the Regentek integration are to strengthen the distribution activities of the Regentek business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  We estimate the costs of the integration, primarily severance, recruiting and training, will be approximately $5 million, and will result in annualized pre-tax savings of approximately $3 million beginning in 2005.  The accompanying consolidated statements of income for both the three and nine months ended September 25, 2004 include charges totaling approximately $2.0 million ($1.2 million net of tax), with an effect of $0.05 on diluted net income per share related to the Regentek integration. We anticipate that the remaining integration costs will be substantially incurred in the fourth quarter of 2004.

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the bone growth stimulation products to our existing product line will further this goal by providing significant cross-selling opportunities.  We believe the Regentek acquisition and the integration of the sales activities of the Regentek segment will provide us the opportunity to further penetrate our customer base by providing additional products to satisfy our customers’ orthopedic needs;

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the nine months ended September 25, 2004, we launched 18 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We are currently a technology leader in several product categories and we intend to continue to develop next generation technologies;

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 600 physician offices encompassing over 2,500 physicians.  We estimate that there are approximately 10,000 orthopedic physicians in the United States practicing in offices with three or more physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for significant sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three and nine months ended September 25, 2004, we added 17 and 71, respectively, net new offices to our OfficeCare channel;

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

•                  Expand Product Offerings for the Spine.  SpinaLogic is our first product that targets the spine.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  The spine segment of the orthopedics market is estimated to grow in excess of 18% from 2001 to 2005.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  We recently launched a new compression back brace to address the spine market;

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines. The products acquired in the Regentek acquisition, for example, which generated revenues of $11.5 million and $36.5 million during the three and nine months ended September 25, 2004, respectively, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue additional acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity;

•                  Expand International Sales. International sales have historically represented less than 15% of our net revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  In September 2004, we acquired the outstanding stock of KD Innovation A/S, our independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS, has direct responsibility for sales, marketing and distribution of dj Orthopedics’ products in Denmark, Finland, Norway and Sweden.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets; and

•                  Expand Low Cost Manufacturing Capabilities. We plan to continue to expand our low cost manufacturing capabilities in Mexico to reduce our costs of goods sold and improve our gross margins. At the end of 2002 we moved the manufacturing of our off-the-shelf rigid knee braces and the remaining manufacturing of our soft goods products from Vista, California to Tijuana, Mexico, resulting in a significant reduction in our costs of goods sold. This improved our gross margins beginning in 2003. In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  As of early October 2004, all of our existing Mexico facilities had been moved to this new facility.  In the fourth quarter of 2004, we expect to initiate the relocation of the manufacturing of our cold therapy products and machine shop activities from Vista, California to the new Mexico plant.  The relocation to Mexico of these California-based activities is expected to be completed in the fourth quarter of 2004 and is expected to result in an annual reduction in pre-tax manufacturing costs of approximately $1 million, beginning in 2005.  The results of the third quarter of 2004 include restructuring charges totaling $0.1 million related to the manufacturing move.  We also intend to use our expanded Mexico capabilities in the future to vertically integrate the manufacturing of certain components we purchase, further reducing our costs of goods sold.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates.  In 2003, we recorded contractual allowances related to our third-party payor revenues of 24% to 36% of gross billed charges to third-party payors.  Our contractual allowances percentages increased in mid-2003 following increases in our current gross price levels.  In the first nine months of 2004, we have recorded contractual allowances of approximately 29% to 39% of gross billed charges, increasing from the prior year due partly to additional increases in our gross billed charges and partly to the impact of a new reduced reimbursement code for certain of our fracture boot products.  For sales of our Regentek products that are subject to third party reimbursement, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 21% to 24% of our gross prices.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 57% and 56% of our net accounts receivable at September 25, 2004 and December 31, 2003, respectively, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of customers of our Regentek business segment and certain customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 30% and 17% of our net revenue for the nine months ended September 25, 2004 and September 27, 2003, respectively, and 43% and 44% of our net accounts receivable at September 25, 2004 and December 31, 2003, respectively.  We estimate bad debt expense to be approximately 4% to 11% of gross revenues from these third-party reimbursement customers in 2004, based on our historical collections experience.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we have relied heavily on independent third-party billing service providers to provide information about the accounts receivable of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts. We also continue to enhance our ability to analyze historical information, resolve issues related to our accounts receivable, and reduce our aging.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our independent third-party insurance billing service provider is not successful in collecting amounts greater than or equal to our estimates, we may be required to increase our reserve estimates by a material amount.

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the amounts by which the cost of inventories on hand plus future purchase commitments exceed estimated market values based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on recent historical shrinkage rates of approximately 14%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserves may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and the current status of any FDA approval process, if required, and our level of sales of the new products.

Rebates.  We record estimated reductions to revenues for customer rebate programs and national account administration fees based upon historical experience and estimated revenue levels.  We offer certain of our distributors rebates based on sales volume, sales growth and to reimburse the distributor for certain discounts.

Returns and Warranties.  We provide reserves for the estimated cost of returns and product warranties at the time revenue is recognized based on historical trends.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates.  If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to estimated returns and/or warranty liabilities may be required.

Valuation Allowance for Deferred Tax Asset. As of September 25, 2004, we have approximately $53.9 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising in connection with the Regentek acquisition and in connection with our reorganization in 2001 and not amortized for book purposes. Realization of our deferred tax assets is dependent on our ability to generate approximately $154.0 million of future taxable income over the next 15 years.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.   At October 1, 2003, our goodwill was evaluated for impairment and we determined that no impairment existed at that date and subsequent to that date, management has not become aware of any indicators of impairment.

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

The value of our goodwill and other intangible assets could be exposed to impairments if we experience declines in operating results, if additional negative industry or economic trends occur, or if our future performance is below our projections or estimates.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.

In November 2003, we acquired the operations of Regentek.  The results of Regentek’s operations are included in the consolidated results of operations for the entire three and nine months ended September 25, 2004; however, for comparative purposes we have included pro forma financial information for the three and nine months ended September 27, 2003 as if Regentek was acquired as of January 1, 2003. Management uses the pro forma information presented to evaluate and manage operations.  We are providing this information to allow for additional financial analysis of our results of operations.

Three Months Ended September 25, 2004 Compared To Three Months Ended September 27, 2003

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three months ended						Pro Forma Three months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase	% Increase	September 27, 2003	% of Net Revenues
DonJoy	$24,407	39.1	$24,240	49.6	$167	0.7	$24,240	39.5
ProCare	12,939	20.7	12,382	25.4	557	4.5	12,382	20.2
Regentek	11,547	18.5	—	—	11,547	N/A	12,453	20.3
OfficeCare	6,942	11.1	6,637	13.6	305	4.6	6,637	10.8
International	6,636	10.6	5,591	11.4	1,045	18.7	5,591	9.2
Consolidated net revenues	$62,471	100.0	$48,850	100.0	$13,621	27.9	$61,303	100.0

Average revenues per day:

	Three months ended				Pro Forma Three months ended
	September 25, 2004	September 27, 2003	Increase	% Increase	September 27, 2003
DonJoy	$387.4	$384.8	$2.6	0.7	$384.8
ProCare	205.4	196.6	8.8	4.5	196.6
Regentek	183.3	—	183.3	N/A	197.7
OfficeCare	110.2	105.3	4.9	4.7	105.3
International	105.3	88.7	16.6	18.7	88.7
Consolidated average net revenues per day	$991.6	$775.4	$216.2	27.9	$973.1
Number of operating days	63	63

Net revenues in our DonJoy segment increased in the third quarter primarily due to increased sales of rigid knee braces into school athletic programs and sales of new products. These increases were partially offset by a negative impact from recent changes in the California workers compensation system and reduced sales of certain of our pain management products.  Net revenues in our ProCare segment increased due to growth in sales related to national contracts.  On a pro forma basis, net revenue in our Regentek segment decreased partly as a result of a negative impact caused by disruption from the integration of our Regentek sales organization into our DonJoy sales organization.  Revenues in our Regentek segment were also impacted by a decline in sales of our SpinaLogic product, which we believe was due to slow market conditions during the quarter and partly to underperformance in certain territories.  Net revenues in our OfficeCare segment increased due to the addition of 17 net new OfficeCare locations and a reduction in certain contra-revenue contractual allowances, offset by price reductions in our fracture boot products due to a change in the Medicare reimbursement code and lower patient volumes.  International revenues increased primarily due to increased sales of rigid knee braces and a $0.3 million benefit from favorable changes in exchange rates compared to the rates in effect in the third quarter of 2003.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three months ended						Pro Forma Three months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	September 27, 2003	% of Net Revenues
DonJoy	$14,410	59.0	$13,864	57.2	$546	3.9	$13,864	57.2
ProCare	5,152	39.8	5,428	43.8	(276)	(5.1)	5,428	43.8
Regentek	10,076	87.3	—	—	10,076	N/A	10,375	83.3
OfficeCare	5,703	82.2	5,345	80.5	358	6.7	5,345	80.5
International	4,097	61.7	3,565	63.8	532	14.9	3,565	63.8
Consolidated Gross Profit	$39,438	63.1	$28,202	57.7	$11,236	39.8	$38,577	62.9

The increase in consolidated gross profit and gross profit margin is primarily related to ongoing manufacturing cost reduction initiatives, the favorable impact of higher gross margins associated with the products sold in our Regentek segment and a reduction in expenses associated with employee incentives. Gross profit for the third quarter increased over prior year in the DonJoy segment primarily due to a favorable product mix, including increased sales in our DonJoy insurance channel, which carry a higher gross margin than sales in our DonJoy direct channel.  ProCare gross profit in the third quarter decreased from the prior year due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, the Regentek gross profit in the third quarter increased over prior year due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins as compared to wholesale sales. OfficeCare gross profit in the third quarter 2004 increased over the prior year period primarily due to certain price increases in this segment and a reduction in certain contractual allowances offset by price reductions due to a change in the Medicare reimbursement code for certain fracture boot products.  International gross profit in the third quarter decreased over the prior year period primarily due to changes in product mix offset by the favorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three months ended						Pro Forma Three months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase	% Increase	September 27, 2003	% of Net Revenues
Sales and marketing	$19,092	30.6	$14,039	28.7	$5,053	36.0	$18,959	30.9
General and administrative	7,114	11.4	4,236	8.7	2,878	67.9	5,390	8.8
Research and development	1,307	2.1	1,139	2.3	168	14.7	1,412	2.3
Amortization of acquired intangibles	1,152	1.8	—	—	1,152	N/A	1,152	1.9
Restructuring costs	2,085	3.3	(497)	(1.0)	2,582	N/A	(497)	(0.8)
Consolidated operating expenses	$30,750	49.2	$18,917	38.7	$11,833	62.6	$26,416	43.1

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily attributed to $5.1 million of expenses related to the Regentek segment.  In addition, selling and marketing expenses increased on both an actual and pro forma basis due to costs associated with increased commissions on increased sales, additional sales personnel, increased advertising and marketing programs and the impact of unfavorable foreign exchange rate changes.  These increases were offset by a reduction in expenses associated with employee incentives.  Our international segment also incurred expenses in the current quarter related to our new subsidiaries in France and Denmark, added in September 2003 and September 2004, respectively.

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $0.9 million of expenses related to the Regentek segment, increased professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, and legal costs, including the settlement of a contract dispute, offset by a reduction in expenses associated with employee incentives.

Research and Development Expenses. The increase in research and development expense is attributed to $0.2 million of expenses related to the Regentek segment and an increase in professional fees related to various patents and technology offset by a reduction in expenses associated with employee incentives.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regentek acquisition, which are being amortized over lives ranging from 2 to 10 years.  On a pro forma basis, amortization expense in the current quarter is consistent with the third quarter of 2003.

Restructuring costs.  In the three months ended September 25, 2004, we recorded charges of $2.1 million related to our Regentek integration and manufacturing move, including charges for severance, recruiting, training and other related exit costs.  In the three months ended September 27, 2003, we recorded a credit to restructuring costs of approximately $0.5 million as a reversal of an accrual recorded in 2002 related to future rent to be paid for vacated facilities, as we decided to retain the vacant space for future expansion.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three months ended						Pro Forma Three months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	September 27, 2003	% of Net Revenues
DonJoy	$5,737	23.5	$5,868	24.2	$(131)	(2.2)	$5,868	24.2
ProCare	2,979	23.0	2,873	23.2	106	3.7	2,873	23.2
Regentek	718	6.2	—	—	718	N/A	2,876	23.1
OfficeCare	888	12.8	506	7.6	382	75.5	506	7.6
International	1,293	19.5	1,539	27.5	(246)	(16.0)	1,539	27.5
Income from operations of reportable segments	11,615	18.6	10,786	22.1	829	7.7	13,662	22.3
Expenses not allocated to segments	(2,927)	(4.7)	(1,501)	(3.1)	(1,426)	95.0	(1,501)	(2.5)
Consolidated income from operations	$8,688	13.9	$9,285	19.0	$(597)	(6.4)	$12,161	19.8

The decrease in income from operations for the DonJoy segment is primarily due to an increased investment in sales and marketing expense for personnel and programs.  The slight decrease in income from operations as a percentage of net revenue in the ProCare segment is due primarily to lower gross profit margins associated with revenue from national contracts.  The decrease in income from operations, on a pro forma basis, for the Regentek segment is primarily due to $2.0 million of restructuring charges during the third quarter of 2004 associated with the integration of the Regentek segment.  The increase in income from operations for the OfficeCare segment is primarily the result of increased revenue and higher gross profit margins.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we are making in the start up activities of our new direct sales subsidiaries in France and Denmark.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $1.1 million in the third quarter of 2004 compared to $3.0 million in the third quarter of 2003.  The decrease is due to the June 2004 redemption of our senior subordinated notes, offset by costs associated with the incremental outstanding debt that was incurred in connection with the Regentek acquisition.

Other Income (Expense). Other income (expense) in the third quarter of 2004 and 2003 primarily reflects a net foreign exchange transaction gain (loss).

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the third quarter of both 2004 and 2003.

Net Income. Net income was $4.7 million for the third quarter of 2004 compared to net income of $3.6 million for the third quarter of 2003 as a result of the changes discussed above.

Nine Months Ended September 25, 2004 Compared To Nine Months Ended September 27, 2003

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Nine months ended						Pro Forma Nine months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase	% Increase	September 27, 2003	% of Net Revenues
DonJoy	$72,939	38.8	$70,286	49.0	$2,653	3.8	$70,286	39.5
ProCare	36,812	19.6	35,308	24.6	1,504	4.3	35,308	19.9
Regentek	36,458	19.4	—	—	36,458	N/A	34,391	19.4
OfficeCare	20,248	10.8	18,464	12.9	1,784	9.7	18,464	10.4
International	21,441	11.4	19,266	13.5	2,175	11.3	19,266	10.8
Consolidated net revenues	$187,898	100.0	$143,324	100.0	$44,574	31.1	$177,715	100.0

Average revenues per day:

	Nine months ended				Pro Forma Nine months ended
	September 25, 2004	September 27, 2003	Increase	% Increase	September 27, 2003
DonJoy	$388.0	$371.9	$16.1	4.3	$371.9
ProCare	195.8	186.8	9.0	4.8	186.8
Regentek	193.9	—	193.9	N/A	182.0
OfficeCare	107.7	97.7	10.0	10.2	97.7
International	114.1	101.9	12.2	12.0	101.9
Consolidated average net revenues per day	$999.5	$758.3	$241.2	31.8	$940.3
Number of operating days	188	189

Net revenues in our DonJoy segment increased primarily due to the implementation of sales productivity initiatives, increased sales of rigid knee braces into school athletic programs and sales of new products.  These increases were partially offset by a negative impact from recent changes in the California workers compensation system and reduced sales of certain of our pain management products.  Net revenues in our ProCare segment increased due to growth in sales related to national contracts.  On a pro forma basis, net revenue in our Regentek segment increased due to increased sales volumes in the first half of 2004, offset by a negative impact in the third quarter of 2004 caused by disruption from the integration of our Regentek sales organization into our DonJoy sales organization.  Revenues in our Regentek segment were also impacted during the third quarter of 2004 by a decline in sales of our SpinaLogic product, which we believe was due to slow market conditions and partly to underperformance in certain territories.  Net revenues in our OfficeCare segment increased due partly to the net addition of 71 new OfficeCare locations and a reduction in certain contra-revenue contractual allowances, offset by price reductions in our fracture boot products due to a change in the Medicare reimbursement code and lower patient volume.  International revenues increased primarily due to favorable changes in exchange rates compared to the rates in effect in the first nine months of 2003.  Excluding the impact of exchange rates, local currency international revenue increased 4.8% (5.4% based on average revenues per day) in the first nine months of 2004 compared to the first nine months of 2003.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Nine months ended						Pro Forma Nine months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase (Decreased)	% Increase (Decrease)	September 27, 2003	% of Net Revenues
DonJoy	$42,805	58.7	$39,490	56.2	$3,315	8.4	$39,490	56.2
ProCare	14,353	39.0	14,767	41.8	(414)	(2.8)	14,767	41.8
Regentek	31,384	86.1	—	—	31,384	N/A	28,656	83.3
OfficeCare	16,510	81.5	14,322	77.6	2,188	15.3	14,322	77.6
International	13,501	63.0	11,582	60.1	1,919	16.6	11,582	60.1
Consolidated Gross Profit	$118,553	63.1	$80,161	55.9	$38,392	47.9	$108,817	61.2

The improvement in consolidated gross profit and gross profit margin is primarily related to continued manufacturing cost reduction initiatives, the favorable impact of higher gross margins associated with the products sold in our Regentek segment and a reduction in expenses associated with employee incentives. Gross profit increased in the DonJoy segment primarily due to a favorable product mix, including increased sales in our DonJoy insurance channel, which carry a higher gross margin than sales in our DonJoy direct channel.  ProCare gross profit decreased due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, the Regentek gross profit increased as a percentage of revenues due to reduced cost of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins as compared to wholesale sales.  OfficeCare gross profit increased primarily due to certain price increases in this segment and a reduction in certain contractual allowances offset by price reductions due to a change in the Medicare reimbursement code for certain fracture boot products.  The increase in the International gross profit is primarily related to the favorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Nine months ended						Pro Forma Nine months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	%of Net Revenues	Increase	% Increase	September 27, 2003	% of Net Revenues
Sales and marketing	$58,056	30.9	$39,108	27.3	$18,948	48.5	$54,009	30.4
General and administrative	20,662	11.0	16,271	11.3	4,391	27.0	19,761	11.1
Research and development	4,087	2.2	3,133	2.2	954	30.5	3,798	2.1
Amortization of acquired intangibles	3,577	1.9	—	—	3,577	N/A	3,656	2.1
Restructuring costs	2,085	1.1	(497)	(0.3)	2,582	(519.5)	(497)	(0.3)
Consolidated operating expenses	$88,467	47.1	$58,015	40.5	$30,452	52.5	$80,727	45.4

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily attributed to $16.0 million of expenses related to the Regentek segment.  In addition, selling and marketing expenses increased on both an actual and pro forma basis due to costs associated with increased commissions on increased sales, additional sales personnel, increased advertising and marketing programs and the impact of unfavorable foreign exchange rate changes.  These increases were offset by a reduction in expenses associated with employee incentives.  Our international segment also incurred expenses in the first half of 2004 related to our new subsidiaries in France and Denmark, added in September 2003 and September 2004, respectively, and a bi-annual trade exhibition in Europe.

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $3.4 million of expenses related to the Regentek segment, increased professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, and legal costs, including the settlement of a contract dispute, offset by a reduction in expenses associated with employee incentives.

Research and Development Expenses. The increase in research and development expense is attributed to $0.7 million of expenses related to the Regentek segment and an increase in professional fees related to various patents and technology offset by a reduction in expenses associated with employee incentives.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regentek acquisition, which are being amortized over lives ranging from 2 to 10 years.   On a pro forma basis the amortization expense in the first nine months is consistent with the second quarter of 2003.

Restructuring costs.  In the third quarter of 2004, we recorded charges of $2.1 million related to our Regentek integration and manufacturing move, including charges for severance, recruiting, training and other related exit costs.  In the nine months ended September 27, 2003, we recorded a credit to restructuring costs of approximately $0.5 million as a reversal of an accrual recorded in 2002 related to future rent to be paid for vacated facilities, as we decided to retain the vacant space for future expansion.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Nine months ended						Pro Forma Nine months ended
	September 25, 2004	% of Net Revenues	September 27, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	September 27, 2003	% of Net Revenues
DonJoy	$16,163	22.2	$16,201	23.1	$(38)	(0.2)	$16,201	23.0
ProCare	7,321	19.9	7,652	21.7	(331)	(4.3)	7,652	21.7
Regentek	5,695	15.6	—	—	5,695	N/A	5,944	17.3
OfficeCare	3,009	14.9	896	4.9	2,113	235.8	896	4.9
International	5,083	23.7	5,254	27.3	(171)	(3.3)	5,254	27.3
Income from operations of reportable segments	37,271	19.8	30,003	20.9	7,268	24.2	35,947	20.2
Expenses not allocated to segments	(7,185)	(3.8)	(7,857)	(5.5)	672	8.6	(7,857)	(4.4)
Consolidated income from operations	$30,086	16.0	$22,146	15.4	$7,940	35.9	$28,090	15.8

The decrease in income from operations as a percentage of net revenue for the DonJoy segment is primarily due to an increased investment in sales and marketing expense for personnel and programs.  The slight decrease in income from operations in the ProCare segment is due primarily to lower gross profit margins associated with revenue from national contracts.  The increase in income from operations, on a pro forma basis, for the Regentek segment is primarily the result of increased revenues and higher gross margins offset by restructuring charges of $2.0 million in the third quarter of 2004.  The increase in income from operations for the OfficeCare segment is primarily the result of increased revenue and higher gross profit margins.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we are making in the start up activities of our new direct sales subsidiaries in France and Denmark, as well as the expenses associated with a bi-annual European exhibition which occurred in the second quarter of 2004.

Interest Expense, Net of Interest Income and Prepayment premium and other costs related to Senior Subordinated Notes redemption. Interest expense, net of interest income, was $7.8 million in the first nine months of 2004 compared to $9.1 million in the first nine months of 2003.  The decrease is due to the retirement of our former credit facility and the June 2004 redemption of our senior subordinated notes, offset by the incremental outstanding debt that was incurred in connection with the Regentek acquisition. We incurred costs of $7.8 million in connection with the redemption of the notes, comprised of a $4.7 million redemption premium and write-offs of $2.3 million and $0.8 million for debt issuance costs and unamortized discounts, respectively.

Other Income (Expense). Other income (expense) reflects a net foreign exchange transaction gain offset by a write-off of costs related to a potential acquisition for the first nine months of 2004 and a net foreign exchange transaction gain for the first nine months of 2003.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the third quarter of both 2004 and 2003.

Net Income. Net income was $8.7 million for the first nine months of 2004 compared to net income of $8.0 million for the first nine months of 2003 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at September 25, 2004 was $97.5 million.

Net cash provided by operating activities was $33.0 million and $16.2 million for the nine months ended September 25, 2004 and September 27, 2003, respectively. The net cash provided by operations in the first nine months of 2004 primarily reflects positive operating results and a decrease in net working capital.  Net cash provided in the first nine months of 2003 reflects lower operating income as compared to the first nine months of 2004 and amounts paid for costs accrued in 2002 in connection with our performance improvement program.

Cash flows used in investing activities were $7.7 million and $9.5 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.  Cash used in investing activities for the first nine months of 2004 includes $1.5 million related to the final payment for the acquisition of certain patent licenses in 2003 and the initial payment for the acquisition of a patent license in 2004, and $4.6 million used for capital expenditures.  In addition, as part of our 2004 sales initiatives, we are proactively reorganizing certain territories within our DonJoy sales channel by changing distributor partners or adding direct sales representatives.  For the nine months ended September 25, 2004, we paid $1.5 million to acquire distribution rights to facilitate this reorganization.

In September 2004, we acquired the outstanding stock of KD Innovation A/S (KDI), our independent distributor in Denmark for an initial cash purchase price of $0.7 million, which was paid in October 2004, plus amounts up to an additional $0.5 million through 2006, if certain net operating income targets are met.

We expect to spend up to an additional $4.6 for investing activities during the remainder of 2004.  Cash used in investing activities in the first nine months of 2003 includes capital expenditures, the acquisition of certain patent licenses and the purchase of specified assets and certain liabilities of Dura*Kold Corporation.

Cash flows used in financing activities were $21.5 million and $20.0 million for the nine months ended September 25, 2004 and September 27, 2003, respectively.  Cash used in financing activities in the first nine months of 2004 reflects $79.7 million used to redeem our senior subordinated notes and $2.5 million used to repay our term loan, offset by the net proceeds, amounting to $56.4 million, from the sale of shares by us from a stock offering completed in February 2004.  Also in the first nine months of 2004, proceeds of $4.6 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.3 million was received from collection of a note receivable.  Cash used in financing activities in the first nine months of 2003 reflects a $20.0 million prepayment on our former bank term loans.

On September 27, 2004, our board of directors authorized a program to repurchase up to $20 million of our common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We also obtained an amendment to our credit agreement, which was required prior to implementing the stock repurchase program.  Through October 27, 2004 we had repurchased approximately 0.7 million shares of our common stock at an average price of $17.77 per share, for an aggregate total cost of approximately $12.2 million.

Contractual Obligations and Commercial Commitments

We entered into a new credit agreement in November 2003 to finance the Regentek acquisition and repay our prior bank debt.  Our new credit facility provides a term loan of $100.0 million, of which $97.5 million was outstanding as of September 25, 2004. We also have available up to $30.0 million under a revolving credit facility, for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of September 25, 2004, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.5 million. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates plus an applicable margin. At September 25, 2004, the effective interest rate on the term loan was 4.2%. Outstanding letters of credit under the

revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.   In connection with the new credit agreement, we capitalized $2.6 million of debt issuance costs that are being amortized over the term of the new credit agreement. In addition to scheduled principal payments of $1.25 million per calendar quarter, we are required, beginning in 2005 to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to consolidated EBITDA exceeds 3.00 to 1.00). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, repayment of certain indebtedness, including the repayment of our senior subordinated notes, and up to $20 million of common stock repurchases.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity (50% for certain qualified equity issuances) and debt issuances by us and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.  In July 2004, we completed an amendment of our credit agreement providing for a reduction in the interest rate applicable to the outstanding term loans from LIBOR plus 2.75% to LIBOR plus 2.25%, reducing our current effective borrowing rate.  In connection with the amendment, we incurred fees and expenses of approximately $0.3 million, which will be amortized over the remaining term of the loan.  On September 28 2004, we completed a second amendment to our credit agreement permitting us to implement our stock repurchase program.

The credit agreement imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.50 to 1.00 at September 25, 2004 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.25 to 1.00 at September 25, 2004 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00 at September 25, 2004 and increasing to 3.50 to 1.00 for the first quarter 2005 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00 at September 25, 2004 and thereafter. At September 25, 2004, our ratio of total debt and senior debt to consolidated EBITDA was approximately 1.78 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 7.37 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 3.81 to 1.00.

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

As of September 25, 2004, we had available a total of approximately $22.9 million in cash and cash equivalents and $26.5 million available under our revolving credit facility.  For the remainder of 2004, we expect to spend total cash of up to approximately $9.1 million for the following requirements:

•                  approximately $4.5 million scheduled principal and interest payments on our credit facility; and

•                  approximately $4.6 million for capital expenditures

In addition, we expect to make other general corporate payments in 2004 and we expect to repurchase up to $8 million of common shares under the existing stock repurchase program.  Additional expenditures would be made if a new repurchase program were adopted after the completion of the existing program.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the Regentek acquisition and integration, the growth of the bone growth stimulation market, the resources needed and risks associated in complying with Section 404 of the Sarbanes-Oxley Act, changes in coding and reimbursement levels by government and private payers, changes in other government regulations, our high level of indebtedness and other material risks discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March 2004. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

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

As of September 25, 2004, we had $97.5 million of variable rate debt represented by borrowings under our credit facility (at an interest rate of 4.2% at September 25, 2004). Based on the balance outstanding under the credit facility as of September 25, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At September 25, 2004, up to $26.5 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of September 25, 2004, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.5 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At September 25, 2004, we had no such derivative financial instruments outstanding.

We sell our products through our subsidiaries in Germany, the United Kingdom, Canada, France and Denmark in the local foreign currency of the countries. The U.S. dollar equivalent of international sales denominated in foreign currencies were favorably impacted in 2004 and 2003 by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the local foreign currency in 2004 and 2003.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted in 2004 and 2003.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At September 25, 2004, we had no hedging transactions in place.

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

We have begun a detailed assessment of our internal controls as called for by the Sarbanes-Oxley Act of 2002.  We have identified issues that could be control deficiencies in our system of internal controls if not appropriately remediated. We have established a series of remediation teams to investigate these potential control deficiencies, and, where appropriate, to remediate them. As we complete this project, we expect to determine whether any potential control deficiencies remain unremediated. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal project team with the services of several outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that all potential control deficiencies will be remediated before the end of the Company’s fiscal year or that any control deficiencies that remain unremediated will not rise to the level of significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between our various competitors and us.  With respect to these matters, management believes that it has adequate legal defense, insurance and/or have provided adequate accruals for related costs. We are not aware of any pending lawsuits that could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 25, 2004, the Company settled a contract dispute for approximately $0.3 million.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

10.1

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lenders and Wachovia Bank, National Association, as administrative agent.

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

DJ ORTHOPEDICS, INC.
(Registrant)

Date: November 4, 2004	BY:	/S/LESLIE H. CROSS
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2004	BY:	/S/VICKIE L. CAPPS
Vickie L. Capps
Senior Vice President, Finance, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

10.1

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lenders and Wachovia Bank, National Association, as administrative agent.

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