Form 10-K
period 2004-12-31
DJ ORTHOPEDICS INC
filed 2005-03-04
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrant’s telephone number, including area code: (800) 336-5690

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

Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒  No ☐

The aggregate market value of all outstanding common equity held by non-affiliates of the Registrant based on the closing price of common stock as reported on the New York Stock Exchange on June 25, 2004 was $295,089,277.

The number of shares of the Registrant’s common stock outstanding at February 25, 2005 was 21,639,520 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJ ORTHOPEDICS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

SIGNATURES

Explanatory Notes

Unless the context requires otherwise, in this annual report the terms “we,” “us” and “our” refer to dj Orthopedics, Inc., dj Orthopedics, LLC, a wholly-owned subsidiary of dj Orthopedics, Inc., and our other wholly-owned and indirect subsidiaries.  When we refer to “we,” “us” and “our” for dates prior to November 20, 2001, the date of our reorganization, the terms are meant to refer to our predecessor, DonJoy, L.L.C.  In November 2003, we acquired the bone growth stimulation device business of OrthoLogic Corp. We refer to this business as our “Regeneration” business, formerly known as our Regentek business, the acquisition as the “Regeneration acquisition” and the products we acquired as our bone growth stimulation (BGS) products.  In this annual report, pro forma revenue data for the year ended December 31, 2003 give effect to the Regeneration acquisition as if it had occurred on January 1, 2003.

This annual report includes market share and industry data and forecasts that we obtained from industry publications and surveys, primarily by Frost & Sullivan, and internal company surveys. Frost & Sullivan was commissioned by us to provide certain industry and market data. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. While we are not aware of any misstatements regarding the industry and market data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the heading “Risk Factors” in this annual report.

Note on Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, statements by us with respect to our expectations regarding future financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the Regeneration business, the growth of the bone growth stimulation market and other material risks discussed under the heading “Risk Factors” in this annual report.  If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

Part I

Item 1. Business

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  We believe that we have a leading market share in the non-operative orthopedic and spine markets that we target.  From 2003 to 2004, our pro forma combined revenues grew 6.5% to $256.0 million.

Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury.  Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery.

We sell our products in the United States and in more than 40 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  We believe that we have one of the largest distribution networks for non-operative orthopedic products.  We believe that this distribution network, along with our recognized brand name, reputation for quality, innovation and customer service, and our strong relationships with orthopedic professionals have contributed to our leading market position.

We were incorporated in Delaware in August 2001.  We are the successor to DonJoy, Inc., a business started in 1978 in Carlsbad, California.  In 1987, DonJoy was acquired by Smith & Nephew, Inc. and on June 30, 1999, DonJoy consummated a recapitalization pursuant to which J.P. Morgan DJ Partners, LLC obtained a controlling interest in DonJoy from Smith & Nephew.  Concurrently with the completion of our initial public offering on November 20, 2001, DonJoy merged with us through a series of transactions.  Our headquarters are located at 2985 Scott Street, Vista, California 92081.  Our telephone number is (800) 336-5690.  Our website address is www.djortho.com.

We file annual reports, such as this Form 10-K, as well as quarterly reports on Form 10-Q and current reports on Form    8-K, with the U.S. Securities and Exchange Commission (SEC).  We make these reports available free of charge on our website under the investor relations page.  These reports can be accessed the same day they are filed with the SEC.  All such reports were made available in this fashion during 2004.

4TITUDE®, Defiance®, dj Ortho®, DonJoy®, FourcePoint™, IceMan®, OfficeCare®, ProCare®, SpinaLogic®, UltraSling®, LegendTM, UltraSling ERTM, Knee GuaranteeTM, OL1000TM, OL1000 SCTM, and DonJoy Pain Control DeviceTM are certain of our registered trademarks and trademarks for which we have applications pending or common law rights.  All other brand names, trademarks and service marks appearing in this annual report are the property of their respective holders.

Common Stock Offering and Redemption of Notes

On February 24, 2004, we completed an offering of 8,625,000 shares of our common stock, of which 3,162,500 shares of common stock were sold by us at $19.00 per share for net proceeds, after underwriters’ commissions and other costs, of $56.5 million.  In June 2004, we used the proceeds of the offering, along with cash on hand, to redeem all of our $75 million of outstanding senior subordinated notes pursuant to the terms of the indenture governing the notes. We redeemed all of the outstanding notes for $79.7 million, including a redemption premium of $4.7 million. As a result of the redemption, we recorded a charge of $7.8 million in 2004, including the redemption premium and unamortized debt issuance costs and original issue discounts.

Integration of Regeneration Business

Following the Regeneration acquisition in November 2003, we operated the Regeneration business as a stand alone division in Tempe, Arizona with a sales force separate from our domestic rehabilitation product sales force.  In August 2004, we began the integration of the former Regeneration sales force into our domestic rehabilitation sales organization, and we took the first steps towards integrating most of the other Regeneration operations into our corporate facility in Vista, California. By the end of 2004, we completed the integration of most of the Regeneration operations except for the assembly and calibration operations which we expect to move to Vista in the first quarter of 2005 following site approval of the U.S. Food and Drug Administration. One of the principal objectives of the integration is to enhance the sales and distribution activities of the Regeneration business to capture additional growth opportunities in the regeneration market.  In addition, we believe the integration will enable us to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  The accompanying consolidated statement of operations for the year ended December 31, 2004 include restructuring charges of approximately $3.8 million ($2.4 million net of tax), related to the Regeneration integration. The costs of the integration were primarily severance, recruiting and training.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Grow Our Regeneration Business. We have integrated the sales force for our OL1000 Regeneration product into our domestic rehabilitation sales organization, which will provide an increased number of BGS specialists who we believe will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  We have also restructured our distribution arrangement with DePuy Spine to permit us to sell the SpinaLogic product directly or through other independent sales representatives in those geographical parts of the country where sales are not meeting our expectations.  We believe that this focus on Regeneration products will drive faster growth for this business.

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the BGS products to our existing product lines will further this goal by providing significant cross-selling opportunities.

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the year ended December 31, 2004, we launched 25 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 650 physician offices encompassing over 2,500 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the year ended December 31, 2004, we added approximately 100 net new offices to our OfficeCare channel.

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products are well suited to the goals of these buying groups and intend to aggressively pursue these contracts.

•                  Expand Product Offerings for the Spine.  Our SpinaLogic product is used as an adjunct therapy following spinal fusion surgery. SpinaLogic was our first product that targeted the spine market.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market.

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines and increase our revenue. The BGS products acquired in the Regeneration acquisition, for example, which generated revenues of $49.7 million during the twelve months ended December 31, 2004, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity.  In particular, we intend to focus on international opportunities that will open new markets or offer new products.

•                  Expand International Sales. International sales have historically represented less than 15% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  On August 30, 2004, we acquired the outstanding stock of KD Innovation A/S, our independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS, has direct responsibility for sales, marketing and distribution of our products in Denmark, Finland, Norway and Sweden.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets.

•                  Expand Low Cost Manufacturing Capabilities. We plan to continue to expand our low cost manufacturing capabilities in Mexico to reduce our costs of goods sold and improve our gross margins. At the end of 2002 we moved the manufacturing of our off-the-shelf rigid knee braces and the remaining manufacturing of our soft goods products from Vista, California to Tijuana, Mexico, resulting in a significant reduction in our costs of goods sold. This improved our gross margins beginning in 2003. In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  As of October 2004, all of our existing Mexico facilities had been moved to this new facility.  In the fourth quarter of 2004, we completed the relocation of the manufacturing of our cold therapy products and machine shop activities from Vista, California to the new Mexico plant.  We recorded restructuring charges of $0.9 million ($0.5 million net of tax) in 2004 related to these manufacturing moves, including primarily severance and moving costs. We also intend to use our expanded Mexico facilities in the future to vertically integrate the manufacturing of certain components we purchase and further reduce our costs of goods sold.

Rehabilitation Products

Rigid Knee Bracing

We design, manufacture and market a broad range of rigid knee braces, including ligament braces, which are designed to provide support for knee ligament instabilities, post-operative braces, which are designed to provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which are designed to provide relief of knee pain due to osteoarthritis. These products are generally prescribed to a patient by an orthopedic physician or provided by athletic trainers for use in preventing injury. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office.  Sales of rigid knee braces represented approximately 32% of our revenues for 2004.

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

Osteoarthritic Braces. Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee. Our line of customized and off-the-shelf osteoarthritic braces is designed to redistribute weight through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.  Frost & Sullivan estimates that sales of osteoarthritic braces are expected to grow at a 12.9% annual rate between 2002 and 2006.

Soft Goods

Our soft goods product line originally consisted of simple neoprene braces for the knee, thigh, elbow and ankle.  We now have over 550 soft goods products that offer immobilization and support from head to toe.  Our soft goods products represented approximately 41% of our revenues for 2004.

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

Lower Extremity Fracture Boots. These products are boots that fit on a patient’s foot and provide comfort and stability for ankle and foot injuries ranging from ankle sprains, soft tissue injuries and stress fractures in the lower leg to stable fractures of the ankle.  Fracture boots are used as an alternative to traditional casts. We also sell a line of fracture boots designed for patients suffering from pre-ulcerative and ulcerative foot conditions, primarily related to complications from diabetes.

Shoulder and Elbow Braces. We offer a line of shoulder and elbow braces and slings, which are designed for immobilization after surgery and allow for controlled motion. For example, the UltraSling is a durable oversized sling, which offers immobilization and support for mild shoulder sprains and strains. We recently introduced the UltraSling ER that externally rotates the injured shoulder for improved healing of certain conditions.

Pain Management Products

Our portfolio of pain management products includes cold therapy products to assist in the reduction of pain and swelling and a system that employs ambulatory infusion pumps for the delivery of local anesthetic to a surgical site.  Our pain management products accounted for approximately 8% of our revenues for 2004.

Cold Therapy Products. Cold therapy products are designed to help reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process.  We manufacture, market and sell the IceMan device, as well as other cold therapy products such as ice packs and wraps. The IceMan product is a portable device used after surgery or injury.  The product consists of a durable quiet pump and control system used to circulate cold water from a reservoir to a pad designed to fit the injured area, such as the ankle, knee or shoulder. The IceMan product uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations. We also offer a manual cold therapy product that involves a simple, gravity based means of applying cold therapy.

Ambulatory Infusion Pumps. Ambulatory infusion pumps are designed to provide a continuous infusion of local anesthetic dispensed by a physician directly into a surgical site following surgical procedures.  We are the exclusive North American distributor of a pain management system manufactured by McKinley Medical, LLLP called the DonJoy Pain Control Device.  This portable device consists of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The pain control systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. Our exclusive distribution rights for this product continue until 2007 and may be extended thereafter.

Regeneration Products

BGS devices are designed to promote the healing of musculoskeletal bone and tissue through electromagnetic field technology.  The BGS products we offer utilize proprietary combined magnetic field technology to deliver a highly specific, low-energy signal. The OL1000 product is used for the non-invasive treatment of an established nonunion fracture, which are fractures that do not show signs of healing within 90 days.  Approximately 3-5% of fractures become nonunion.  The SpinaLogic product is used as an adjunct therapy after primary lumbar spinal fusion surgery for at-risk patients.  Patients are considered at-risk when the natural healing process of the bone may be compromised by other health conditions of the patient, such as diabetes, smoking habits, weight, age and the severity and location of the fracture.  Our BGS products accounted for approximately 19% of our revenues for 2004.

Patients using BGS devices generally receive a prescription for the product from their physician.  After insurance approval, the patient receives the device and starts therapy, typically at home.  The patient is usually instructed to wear our bone growth stimulators for only 30 minutes each day, a significantly shorter period than most competing products, which may require up to 24 hours of daily therapy.  We believe the reduced treatment time leads to increased patient compliance with treatment protocol.  The length of therapy with our products varies, but usually is between 25 and 40 weeks.

In 2003, the Technology You Can Trust program was introduced in connection with our BGS products. If a patient has a nonunion fracture that fails to heal while using a BGS product, the Technology You Can Trust program will, if the patient meets the specified requirements of the program, refund the costs for treatment using the BGS product.

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

Sales, Marketing and Distribution

We distribute our products through four sales channels: DonJoy, ProCare, OfficeCare and International.  Our products are distributed in the United States and international markets primarily through networks of agents and distributors.  These agents and distributors sell to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Our DonJoy, ProCare and OfficeCare channels are managed by five regional general managers who are responsible for managing the sale of all of our products across these channels, one general manager who is responsible for managing the sale of our Regeneration products in the U.S. and one vice president who is responsible for managing the sale of our ProCare products in the U.S.  In addition, our SpinaLogic product is marketed in the U.S. by Johnson & Johnson’s DePuy Spine on an exclusive basis in certain regions of the country and a non-exclusive basis elsewhere.  Our international channel consists of sales by our wholly-owned foreign subsidiaries and foreign independent distributors.  For the year ended December 31, 2004, no single customer represented more than 10% of our revenues.

DonJoy

The DonJoy sales channel, which is responsible for sales of rigid knee braces, pain management products, Regeneration products (effective August 2004) and certain soft goods, accounted for approximately 58% of our revenues for 2004 (39% DonJoy segment and 19% Regeneration segment). The channel consists of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents and a few of our direct sales representatives and approximately 100 sales representatives dedicated to selling our OL1000 product, of which approximately 43 are employed by us. The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because the DonJoy product lines generally require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs.

The SpinaLogic product was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement, which can be unilaterally terminated by DePuy Spine with four months notice and expires by its terms in 2010.  The agreement requires DePuy Spine to meet annual sales minimums in order to maintain exclusivity.  In January 2005, we amended the agreement with DePuy Spine to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we intend to engage in our own sales efforts or retain another sales agent. Following this amendment, the annual sales minimums apply only with respect to the exclusive territories.

After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, paying a sales commission to the agent. For most BGS products and certain custom rigid braces, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  We enjoy long-standing relationships with most of most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we may terminate the agent.

ProCare

The ProCare channel employs approximately 36 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities.  This channel accounted for approximately 20% of our revenues for 2004.  Products in this channel consist primarily of our soft goods line, which are generally sold in non-exclusive territories to third-party distributors. These distributors include large, national third-party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physican Sales and Service Inc., regional medical surgical dealers, and medical products buying groups that consist of a number of dealers who make purchases through the buying group.  These distributors generally resell the products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Unlike rigid knee bracing products, our soft goods products generally do not require significant customer education for their use.

In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts primarily for the sale of soft goods products, but often also covering our other product categories, with large healthcare providers and buying groups, such as AmeriNet Inc., US Government/Military hospitals, National Purchasing Alliance, Magnet, Managed Healthcare Associates, Inc., Broadlane and Premier. Under these contracts, we provide favorable pricing to the buying group and, as a result, are generally designated a preferred purchasing source for the members of the buying group for specified products.  Members, however, are not obligated to purchase our products. We are also a supplier for HealthTrust Purchasing Group, Magnet, Managed Healthcare Associates, Inc. and Novation.  As part of our strategy, we seek to secure additional national contracts with other healthcare providers and buying groups in the future.

OfficeCare

Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient.  For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of December 31, 2004, the OfficeCare program was located at over 650 physician offices throughout the United States.  We have contracts with over 500 third-party payors for our OfficeCare products. The OfficeCare sales channel accounted for approximately 11% of our revenues for 2004.

We currently outsource most of the revenue cycle portion of this program, from billing to collecting, to an independent third-party contractor. As a result of the growth of this program, our working capital needs have increased due to higher levels of accounts receivable and inventories necessary to operate the program. The collection period for these receivables as compared to other portions of our business is significantly longer.

International

We market our products in over 40 countries outside the United States, primarily countries in Europe as well as in Australia, Canada and Japan. International sales are currently made through two distinct channels: independent third-party distributors and through wholly-owned foreign subsidiaries in Germany and the United Kingdom (in each case since January 1, 2002), Canada (since May 2002), France (since October 2003) and Denmark (since August 2004). The International sales channel accounted for approximately 11% of our revenues for 2004.

We believe that future opportunities for sales growth within international markets are significant.  To this end, we established direct distributorship subsidiaries in foreign countries in each of the last three years.  These wholly-owned subsidiaries have enabled us to obtain higher gross margins on our products than we would have obtained on sales through third-party distributors.  In addition, we believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements.

Manufacturing

Nearly all of our rehabilitation products are manufactured in Tijuana, Mexico.  In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  As of October 2004, all of our existing Mexico operations had been moved to this new facility.  In the fourth quarter of 2004, we completed the relocation of the manufacturing of our cold therapy products and machine shop activities from Vista, California to the new Mexico plant.  Our only products that are still manufactured in Vista, California consist of our custom rigid knee bracing products, which remain in the U.S. primarily to facilitate quick turn-around on custom orders.  Assembly and calibration of our Regeneration product lines is currently being performed in Tempe, Arizona but will be moved to our Vista facility as the final step of the Regeneration integration.  That move is expected to be completed in early 2005 after FDA site approval of our Vista facility is received.  Within our Vista and Tijuana facilities, we operate a vertically integrated manufacturing and cleanroom packaging operation and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.

Our Vista, California facility has achieved ISO 9001 certification, EN46001 certification and certification to the Canadian Medical Device Regulation (ISO 13485) and the European Medical Device Directive. Our Tijuana, Mexico facility has achieved ISO 9001 and ISO 13485 certification. These certifications are internationally recognized quality standards for manufacturing and assist us in marketing our products in certain foreign markets.

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

We maintain a clinical education research laboratory in our Vista, California facility, which is used by orthopedic surgeons to evaluate soft tissue repair products in a simulated surgical setting and practice surgical technique. These surgeons often provide us with feedback, which assists us in the development and enhancement of our products. In addition, we utilize our biomechanical laboratory in our Vista, California facility to test the effectiveness of our products. U.S. based and international surgeons and researchers collaborate with our research staff to perform biomechanical testing. The tests are designed to demonstrate the functionality of new products and the effectiveness of new surgical procedures.  Mechanical models are used to simulate behavior of normal, injured and osteoarthritic knees and observe the performance of new product designs as well as competitive products. We host numerous orthopedic professionals at our biomechanical and surgical technique laboratories, which allows the professionals to practice procedures and measure the effectiveness of those procedures.

In addition to our internal research and development efforts, we have entered into a number of technology licensing arrangements with third-parties that provide us innovative technologies and processes for the manufacture and development of our products.  Finally, we act as the distributor of a number of products that are manufactured by others.

Competition

The non-operative orthopedic and spine markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee bracing market include companies such as Orthofix International, N.V., Bledsoe Brace Systems, Innovation Sports Incorporated, Generation II USA, Inc. and Townsend Industries Inc. In the soft goods products market, our competitors include Aircast Inc., Biomet, Inc., DeRoyal Industries, Encore Medical Corporation, Royce Medical Co. and Zimmer Holdings, Inc.  In the pain management products market, our competitors include Aircast, I-Flow Corp., Orthofix and Stryker Corporation.  In the bone growth stimulation market, our competitors include Orthofix, Biomet and Smith & Nephew. Several competitors have initiated stock and bill programs similar to our OfficeCare program.

Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods market is less dependent on innovation and technology and is primarily based on product range, quality, service and price. Competition in bone growth stimulation devices is more limited as higher regulatory thresholds provide a barrier to market entry.  International competition is primarily from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries.

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

We own or have licensing rights to approximately 238 U.S. and foreign patents and approximately 131 pending patent applications. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements. One of our most significant patents, which was registered only in the United States, involved the bracing technology and design called the “Four Points of Leverage” system. A majority of our ligament bracing products and certain of our osteoarthritic braces have been designed using the “Four Points of Leverage” system which exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our patent covering the “Four Points of Leverage” system expired in January 2005.  Revenues generated from sales of products using our “Four Points of Leverage” system in the U.S. accounted for approximately 15%, 22% and 23% of our historical net revenues for 2004, 2003, and 2002, respectively.  We have secured additional patents in recent years that cover several component parts or functions of our line of knee braces, including the FourcePoint™ hinge, anti-migration straps and others.

Our other significant patents include the custom contour measuring instrument, which serves as an integral part of the measurement process for patients using our customized ligament and osteoarthritic braces.  In addition, we own patents covering a series of hinges for our rigid knee braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in rigid knee braces such as the Defiance ligament brace.  We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products, and we license patents covering the combined magnetic field technology used in our BGS products.

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

Employees

As of December 31, 2004, we had approximately 1,500 employees.  Approximately 52% of our employees work in Mexico. Our employees are not unionized.  We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

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

Under the Federal Food, Drug, and Cosmetic Act, or FFDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness.  Our currently marketed rehabilitation products are all Class I or Class II medical devices.  Our currently marketed bone growth stimulation products are Class III medical devices.

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

A Class III device is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device.  The safety and efficacy of Class III devices cannot be assured solely by the General Controls and the other requirements described above.  These devices almost always require formal clinical studies to demonstrate safety and effectiveness.  Submission and FDA approval of a premarket approval application, or PMA, is required before marketing of a Class III product can proceed.  A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials.  The FDA  review of a PMA application often occurs over a significant period of time and can take up to several years.  In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

International.  In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements.  Many of the regulations applicable to our devices and products in such countries are essentially similar to those of the FDA, including those in Germany, our largest foreign market.  The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union as well as Iceland, Liechtenstein and Norway.  The legislative bodies of the European Union have adopted directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices and the member states of the European Economic Area have implemented the directives into their respective national law.  Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking.  Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area.  The European Commission has adopted numerous guidelines relating to the medical devices directives to ensure their uniform application.  The method of assessing conformity varies depending on the class and type of the medical device and can involve a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, which is an independent and neutral institution appointed by the member states to conduct the conformity assessment.  This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s devices.  An assessment by a Notified Body in one country within the European Economic Area is generally required in order for a manufacturer to commercially distribute the product throughout the European Economic Area.

The European Standardization Committees have adopted numerous harmonized standards for specific types of medical devices.  Compliance with relevant standards establishes the presumption of conformity with the essential requirements for a CE marking.  Our quality system relating to the development, production and distribution of rigid and soft orthopedic bracing, cold therapy products and orthopedic fixation devices/instruments is certified to international standards through July 14, 2006 for our two facilities in Vista, California and our facility in Tijuana, Mexico.  Our quality system relating to the manufacturing of leg contour measuring devices and angle reference bending tools in our facilities in Vista, California has been certified and the existing certificate is currently in the process of being extended. The existing certificate remains valid until the issue of a new certificate.

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

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending.  Most recently, on December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Modernization Act, which provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program.  First, beginning in 2004 through 2008, the payment amounts for orthotic devices (2004 through 2006) and durable medical equipment (2004 through 2008) will no longer be increased on an annual basis.  The freeze does not affect Class III devices such as bone growth stimulators, however.  Second, beginning in 2007, a competitive bidding program will be phased in to replace the existing fee schedule payment methodology.  Off-the-shelf orthotic devices and other non-Class III devices are subject to the program.  The competitive bidding program will begin in ten high population metropolitan statistical areas and in 2009 will be expanded to 80 metropolitan statistical areas (and additional areas thereafter).  Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding.  Third, supplier quality standards are to be established which will be applied by independent accreditation organizations.  Fourth, clinical conditions for payment will be established for certain products.  Fifth, the Modernization Act mandated that the Government Accountability Office (GAO) make a recommendation to Medicare in 2006 regarding the 2007 fee schedule update for bone growth stimulators.  GAO is gathering information from bone growth stimulator manufacturers in 2005 to develop their recommendation.

In recent years, efforts to control Medicare costs have included the heightened scrutiny of reimbursement codes and payment methodologies.  Under Medicare, certain devices used by outpatients are classified using reimbursement codes, which in turn form the basis for each device’s Medicare payment levels.  Changes to the reimbursement codes describing our products can result in reduced payment levels or a reduction in the breadth of products for which reimbursement can be sought under recognized codes.  In January 2003, Medicare introduced a new reimbursement code relating to tibial ankle-foot fracture boot products, which provided for a lower payment value on the applicable devices.

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

Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing.  Net revenues from third-party reimbursement accounted for approximately 31%, 19% and 17% of our historical net revenues for the years ended December 31, 2004, 2003 and 2002, respectively.  Medicare reimbursement consisted of approximately 16% of our historical net revenues from third-party reimbursement or approximately 5% of our total historical net revenues for the year ended December 31, 2004.

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

Risks Related to Our Business

Prior to the Regeneration acquisition, we did not have experience operating in the regeneration segment of the non-operative orthopedic and spine markets.

Historically, our principal focus has been the market for orthopedic rehabilitation products.  Accordingly, prior to our acquisition of the bone growth stimulation device business from OrthoLogic in November 2003, we did not have any experience operating in the regeneration segment of the non-operative orthopedic and spine markets.  The regeneration segment of the non-operative orthopedic and spine markets has different competitive characteristics from those we have experienced in the market for our rehabilitation products.  In addition, the products we acquired from OrthoLogic are subject to Class III Food and Drug Administration, or FDA, review.  This level of review is more stringent than that required for our rehabilitation products.

In addition, we did not have existing relationships with spine surgeons that could facilitate our ability to market and sell the SpinaLogic bone growth stimulator. Furthermore, DePuy Spine acts as the exclusive distributor of the SpinaLogic device in significant portions of the U.S. and can unilaterally terminate its arrangement with us on four months notice.  If this were to occur, we may not be able to find a replacement distribution channel for this product in a timely manner.

As a result of these factors, we cannot assure you that we will be successful in operating in the regeneration segment of the non-operative orthopedic and spine markets.

We recently completed the integration of the Regeneration sales force into our domestic rehabilitation sales force and we may be unsuccessful in our strategy relative to this integration.

We completed the Regeneration acquisition in November 2003.  As part of our initial strategy relative to this acquisition, we retained the existing Regeneration sales force and management and sought to expand the bone growth stimulation product sales, particularly the OL1000 product, through our existing distribution channels for our domestic rehabilitation products. In August 2004 we announced our intention to integrate fully the Regeneration business sales force and sales management into our

DonJoy sales organization, and that integration has been completed. This integration may not prove successful and is subject to a variety of factors, many of which are beyond our control, including the following:

•                  our existing customers may not have a need for bone growth stimulation products or may have existing relationships with our competitors for similar products;

•                  competitive products or technologies in fracture repair or spinal fusion surgery may undermine our sales and profitability goals;

•                  our rehabilitation product distribution channel is unfamiliar with BGS products and may not be as effective as the established channels for BGS products;

In addition, part of our integration plan consisted of hiring a significant number of additional BGS specialists and encouraging our independent sales agents to hire a similar number of specialists.  However, we may have difficulty training and retaining that number of product specialists.

Because of these and other factors, we may not be successful in implementing our strategy relative to the integration of the Regeneration sales force. Furthermore, the implementation of our strategy may not improve our sales or operating results.

We may be unsuccessful in obtaining the synergies and expense reduction we seek from the integration of the operations and administrative functions of the Regeneration business into our Vista operations.

Part of our Regeneration integration plan was to combine the administrative functions of the Regeneration business with our existing functions in Vista and to move the assembly and calibration operations for BGS products from Tempe, Arizona to Vista.  We have completed the integration of the administrative functions and expect to move the production operations in the first quarter of 2005 following FDA site approval.  Our ability to obtain synergies and expense reductions through this strategy is subject to risks, including the following:

•                  we may incur unexpected expense or delay in obtaining FDA approval;

•                  we may experience difficulty in the billing and collection functions for BGS products since our work force is newly hired; and

•                  we may not be able to successfully replace the former Regeneration business employees who did not relocate to Vista with equally qualified personnel.

As a result of these risks, we cannot be certain we will realize the financial benefits and operating synergies that we anticipated as a part of the Regeneration integration.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase sales of our products or generate revenue growth.

In connection with the Regeneration integration, we hired approximately 50 new employees, many of whom are sales specialists located around the country.  The growth that we have experienced, and in the future may experience, may provide challenges to our organization, requiring us to expand our personnel, manufacturing and distribution operations.  Future growth may strain our infrastructure, operations, product development and other managerial and operating resources.  If our business resources become strained, we may be unable to increase sales of our products or generate revenue growth.

We have outsourced certain administrative functions relating to our OfficeCare sales channel to a third-party contractor and this arrangement may not prove successful.

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  For these products, we arrange billing to a patient or third-party payor after the product is provided to the patient.  In March 2003, we began outsourcing the revenue cycle of this program, from billing to collections, to an independent third-party contractor with an objective to reduce collection time and increase collection amounts. This provider may not be successful in achieving or maintaining these goals and there can be no assurance that we will not have to resume these administrative functions in the future.

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

The U.S. patent for our “Four Points of Leverage” system has expired in January 2005. Revenues generated from the sale of products in the U.S. using our “Four Points of Leverage” system represented approximately 15%, 22% and 23% of our historical net revenues for 2004, 2003 and 2002, respectively. The majority of our anterior cruciate ligament, or ACL, braces, including Defiance, Legend and 4TITUDE, and certain of our osteoarthritic braces use this system. We believe a number of our competitors will introduce ligament braces that incorporate aspects of our “Four Points of Leverage” system now that the patent has expired.  In such event, our competitors may be able to sell products that are similar to ours at lower prices than we currently sell our products, which could adversely affect our revenue and profitability.

We believe that several of our additional existing patents are, and will continue to be, extremely important to our success.  These include the patents relating to our:

•                  knee ligament bracing product lines, including components and features such as frame construction and shape, strap attachment systems, anti-migration padding systems and extreme sport features;

•                  custom contour measuring system, which serves as an integral part of the measurement process for patients ordering our customized ligament and osteoarthritic braces;

•                  series of hinges for our rigid braces, including the FourcePoint™ hinge;

•                  pneumatic pad design and production technologies which utilize air inflatable cushions that allow the patient to vary the location and degree of support provided by braces such as the Defiance knee ligament brace;

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

The direct distribution of our products in selected foreign countries involves financial and operational risks.

We have implemented a strategy to selectively replace our third-party international distributors with wholly-owned distributorships.  In 2002, we began to distribute our products in Germany/Austria, the United Kingdom and Canada through wholly-owned subsidiaries.  We established a wholly-owned distributorship in France in September 2003 and one in the Nordic countries in August 2004.  The creation of direct distribution capabilities in foreign markets requires additional financial and operational controls.  We cannot assure you that we will be able to successfully maintain organizational changes and controls or that our international strategy will result in increased revenues or profitability.

If we are not able to develop, license or acquire and market new products or product enhancements we may not remain competitive.

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

In addition, we may require additional debt or equity financing for future acquisitions.  Such financing may not be available on favorable terms, if at all.  Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition which could have an adverse effect on our results of operations in the period in which the expense is recognized.

We may be unable to remain competitive if we fail to develop, license or acquire and market new products and product enhancements.  In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenue, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic and spine surgeons and other healthcare professionals.

We rely heavily on our relationships with orthopedic professionals, agents and distributors for marketing our products and our failure to maintain these relationships could adversely affect our business.

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

Our success also depends largely upon arrangements with independent agents and distributors and their relationships with the customers in the marketplace. Our failure to maintain relationships with agents and distributors for marketing our products could have an adverse effect on our business.

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

In the rehabilitation market, our primary competitors in the rigid knee bracing product line include Orthofix International, N.V., Bledsoe Brace Systems, Innovation Sports Incorporated, Generation II USA, Inc. and Townsend Industries Inc.  Our competitors in the soft goods products segment include Aircast Inc., Biomet, Inc., DeRoyal Industries, Encore Medical Corporation, Royce Medical Co. and Zimmer Holdings, Inc.  Our primary competitors in the pain management products market include I-Flow Corp., Aircast, Orthofix and Stryker Corporation.

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

•                  the direct distribution of our products in foreign countries;

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

•                  changes in pricing policies by us and our competitors and reimbursement rates by third-party payors, including government healthcare agencies and private insurers;

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

The orthopedic products industry has experienced extensive litigation regarding patents and other intellectual property rights. We or our products may become subject to patent infringement claims or litigation or interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, or the foreign equivalents thereto to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings or the foreign equivalents thereto and related legal and administrative proceedings are both costly and time consuming. An adverse determination in litigation or interference proceedings to which we may become a party could:

•                  subject us to significant liabilities to third-parties;

•                  require disputed rights to be licensed from a third-party for royalties that may be substantial; or

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

Some of our important suppliers are in China and other parts of Asia and provide us predominately finished soft goods products.  In fiscal year 2004, we obtained approximately 12% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our suppliers in China and other parts of Asia, any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

We sell products in foreign currency through our foreign subsidiaries.  The U.S. dollar equivalent of international sales denominated in foreign currencies in fiscal years 2004, 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same periods.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

We occasionally engage in hedging transactions and may obtain in the future one or more forms of currency protection – in the form of forward exchange contracts, options or similar agreements – to “hedge” against the possible negative effects of exchange rate fluctuations.  However, we cannot assure you that any hedging will adequately relieve the adverse effects of exchange rate changes or that counterparties under these agreements will honor their obligations thereunder.  In addition, we may be subject to risks of default by hedging counterparties.

We are also subject to other risks inherent in international operations such as political and economic conditions, foreign regulatory requirements, exposure to different legal requirements and standards, exposure to different approaches to treating injuries, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, currency fluctuations, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences.  For example, in Germany, our largest foreign market, orthopedic professionals began re-using our bracing devices on multiple patients during 2004, which adversely impacted our sales of these devices in this market in 2004.  As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks.  If we are unable to do so, these and other factors may have an adverse effect on our international operations.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. We have, from time to time, been subject to product liability claims.  In addition, we have operated a Knee Guarantee program since 2001 in relation to our Defiance knee brace.  The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000, towards surgery should an ACL re-injury occur while wearing the brace.  In 2003, the Technology You Can Trust program was introduced in connection with our BGS products. If a patient has a nonunion fracture that fails to heal while using a BGS product, the Technology You Can Trust program will, if the patient meets the specified requirements of the program, refund the costs for treatment using the BGS product. If there is a significant increase in claims under these programs, our business could be adversely affected.

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

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success.  Leslie H. Cross, our President and Chief Executive Officer, for example, has worked for us for 15 years and helped lead our 1999 recapitalization and transition from ownership by Smith & Nephew to a stand-alone company.  The loss of any one or more members of our senior management team could have a material adverse effect on us.

Any claims relating to our improper handling, storage or disposal of wastes could be time consuming and costly.

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water, and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants.  In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations.  Also, contamination may be found to exist at our current, former or future facilities, including the facility in Tempe, Arizona that we occupied following the Regeneration acquisition, or off-site locations where we have sent wastes.  We could be held liable for such contamination, which could have a material adverse effect on our business or financial condition.  In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

Nearly all of our rehabilitation products are manufactured in our new facility in Tijuana, Mexico.    The products that are still manufactured in Vista, California consist of our custom rigid bracing products, which remain in the U.S. to facilitate quick turn-around on custom orders and, if FDA site approval is received, the Regeneration product line. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace.  Our facilities may be affected by natural or man-made disasters.  If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility.  In addition, our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The operating and financial restrictions and covenants in our credit agreement and any future financing agreements may adversely affect our ability to finance future operations, meet our capital needs or engage in our business activities. Currently, our existing credit agreement restricts our ability to:

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

•                  make investments;

•                  sell assets; or

•                  enter into mergers or consolidations.

With respect to mergers or acquisitions, our credit agreement limits our ability to finance acquisitions through additional borrowings.  In addition, our credit agreement prohibits us from acquiring assets or the equity of another company unless:

•                  we are not in default under the credit agreement;

•                  after giving pro forma effect to the transaction, we remain in compliance with the financial covenants contained in the credit agreement;

•                  if the acquisition price is greater than $5 million and our leverage is greater than 3.0 to 1.0, the company we are acquiring has positive earnings before interest, taxes, depreciation and amortization, or EBITDA;

•                  the acquisition price is less than $20 million individually and less than $30 million in the aggregate with all other permitted acquisitions consummated during the same fiscal year; and

•                  if the acquisition involves assets outside the United States, the acquisition price is less than $15 million individually and less than $25 million in the aggregate with all other permitted acquisitions consummated outside the United States during the term of the agreement.

Restrictions contained in our credit agreement could:

•                  limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•                  adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest.

A breach of any of these covenants, ratios, tests or other restrictions could result in an event of default under the credit agreement. Upon the occurrence of an event of default under the credit agreement, the lenders could elect to declare all amounts outstanding under the credit agreement, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure such indebtedness. If the lenders under the credit agreement accelerate the payment of the indebtedness, there can be no assurance that our assets would be sufficient to repay in full such indebtedness and our other indebtedness.

We may not be able to generate sufficient cash to service our indebtedness, which could require us to reduce our expenditures, sell assets, restructure our indebtedness or seek additional equity capital.

We may not have sufficient cash to service our indebtedness. Our ability to satisfy our obligations will depend upon, among other things:

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

If we cannot service our indebtedness, we will be forced to take actions such as reducing or delaying acquisitions, investments, strategic alliances and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We cannot assure you that any of these remedies can be effected on satisfactory terms, if at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

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

In response to pressure from mostly orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit and/or sell our orthotic device products or who can seek reimbursement for them.  Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices.  Some of these laws have exemptions for manufacturers’ representatives.  Other laws apply to the activities of such representatives.  Other states may be considering similar legislation.  Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals.  We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business. In addition, efforts have been made to establish such requirements at the federal level for the Medicare program.  Most recently, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA).  BIPA contained a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices.  CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other such laws will have on our businees.

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

As part of our business structure, we submit claims directly to and receive payments directly from the Medicare and Medicaid programs.  Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims.  Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally.  We periodically receive requests for documentation during the governmental audits of individual claims either on a pre-payment or post-payment basis.  We cannot assure you that review and/or other audits of our claims will not result in material delays in payment, as well as material recoupments or denials, which could reduce our revenue or profits.

Item 2. Properties

We are headquartered in Vista, California and operate manufacturing locations in Vista, California and Tijuana, Mexico. In October 2004 we signed a 15-year lease for a 110,000 square foot built-to-suit facility to be constructed in Vista, California, and we intend to consolidate our Vista operations in that facility when completed, which is estimated to be in the first half of 2006. Our manufacturing facilities located in Tijuana, Mexico are within 100 miles of Vista and consist of a 200,000 square foot built-to-suit factory which we occupied in late 2004.  In December 2003, we established a pilot east coast distribution center in Lansing, Michigan and we have signed a lease for a distribution facility in Indianapolis, Indiana to which we will relocate our east coast distribution operation.  We also lease warehouse and office space in Germany, Canada, France, the United Kingdom and Denmark.  All of our facilities are leased; none are owned. The following table summarizes the properties we lease.

Location	Use	Owned/Leased	Lease Termination Date	Size (Square Feet)
Vista, California	Corporate Headquarters Research & Development Manufacturing & Distribution	Leased	February 2008	266,041
Vista, California	New Corporate Headquarters Under Construction	Leased	15 years from completion of construction	110,000

Tijuana, Mexico	Manufacturing Facility	Leased	September 2014	200,000

Neudrossenfeld, Germany	Office & Distribution	Leased	December 2007	14,300

Surrey, United Kingdom	Office & Distribution	Leased	November 2011	3,111

Mississauga, Ontario, Canada	Office & Distribution	Leased	January 2010	8,628

Tournes, France	Office & Distribution	Leased	January 2012	3,470

Horsholm, Denmark	Office & Distribution	Leased	December 2005	2,500

Indianapolis, Indiana	Distribution	Leased	April 2010	41,600

Item 3. Legal Proceedings

From time to time, we are involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between our various competitors and us.  With respect to these matters, we believe that we have adequate insurance coverage or have made adequate accruals for related costs, and we may also have effective legal defenses. We are not aware of any pending lawsuits that could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position with dj Orthopedics

Leslie H. Cross	54	President, Chief Executive Officer and Director
Vickie L. Capps	43	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Luke T. Faulstick	41	Senior Vice President, Operations
Louis T. Ruggiero	45	Senior Vice President, Sales and Marketing
Donald M. Roberts	56	Vice President, General Counsel and Secretary

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

Luke T. Faulstick currently serves as our Senior Vice President, Operations. He joined us as Vice President of Manufacturing in June of 2001.  From 1998 to June 2001, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business that supplied products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development.  He currently serves on the board of directors of Power Partners, Inc., a privately held power transmission manufacturer. Mr. Faulstick received a B.S. in engineering from Michigan State University and an M.S. in engineering from Rochester Institute of Technology.

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

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol DJO. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low

Year ended December 31, 2004:
First Quarter	$27.25	$17.35
Second Quarter	27.60	20.60
Third Quarter	24.90	16.59
Fourth Quarter	22.50	16.28

Year ended December 31, 2003:
First Quarter	$4.22	$3.50
Second Quarter	11.40	3.87
Third Quarter	14.15	10.23
Fourth Quarter	29.30	13.54

As of February 25, 2005, there were approximately 15 stockholders of record of our common stock.

We have not declared or paid any cash dividends since our inception. We currently intend to retain our future earnings, if any, to finance the further expansion and continued growth of our business. In addition, our ability to pay cash dividends on our common stock is currently restricted under the terms of our credit agreement. Future dividends, if any, will be determined by our board of directors.

On September 27, 2004, our board of directors authorized a program to repurchase up to $20 million of our common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We obtained an amendment to our credit agreement permitting the stock repurchase program.  Through December 31, 2004, we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.  Details of the repurchases are as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 2004 (September 26 – October 30)	685,300	$17.77	685,300	$7,800
November 2004 (October 31 – November 27)	152,000	16.96	152,000	5,200
December 2004 (November 28 – December 31)	—	—	—	5,200
Total	837,300	$17.62	837,300	$5,200

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$255,999	$197,939	$182,636	$169,170	$143,586
Costs of goods sold (a)	95,164	85,927	95,878	83,079	69,129
Gross profit	160,835	112,012	86,758	86,091	74,457
Operating expenses:
Sales and marketing (b)	78,984	54,067	56,216	36,175	29,201
General and administrative	27,727	21,767	26,414	25,042	19,829
Research and development	5,627	4,442	2,922	2,285	2,898
Amortization of acquired intangibles	4,731	464	—	—	—
Impairment of long-lived assets (c)	—	—	3,666	—	—
Performance improvement, restructuring and other costs (d)	4,693	(497)	10,008	—	400
Total operating expenses	121,762	80,243	99,226	63,502	52,328
Income (loss) from operations	39,073	31,769	(12,468)	22,589	22,129
Prepayment premium and other costs related to senior subordinated notes redemption (e)	(7,760)	—	—	(4,669)	—
Interest expense and other, net	(8,276)	(11,718)	(12,088)	(17,388)	(16,970)
Income (loss) before income taxes	23,037	20,051	(24,556)	532	5,159
Benefit (provision) for income taxes (f)	(9,022)	(7,980)	9,361	55,958	—
Net income (loss)	14,015	12,071	(15,195)	56,490	5,159
Less: Preferred unit dividends and accretion of preferred unit fees	—	—	—	(5,667)	(5,415)
Net income (loss) available to common stockholders	$14,015	$12,071	$(15,195)	$50,823	$(256)

Net income (loss) per share available to common stockholders:
Basic	$0.66	$0.67	$(0.85)	$4.80	N/A
Diluted	$0.63	$0.64	$(0.85)	$4.68	N/A
Weighted average shares outstanding:
Basic	21,221	17,963	17,873	10,593	N/A
Diluted	22,209	18,791	17,873	10,858	N/A
Balance Sheet Data (at end of period):
Cash	$11,182	$19,146	$32,085	$25,814	$4,106
Total assets	306,850	320,504	237,724	247,922	155,672
Long-term obligations	95,000	174,156	109,816	110,934	157,222
Total stockholders’/members’ equity (deficit)	183,038	117,333	100,913	115,240	(63,625)

N/A-As of December 31, 2000, we were organized as a limited liability company and accordingly, had no shares outstanding.

(a)          The year ended December 31, 2002 included aggregate charges of $5.1 million to provide reserves for excess inventories, substantially related to product lines that we discontinued (see Note 4 of the notes to our consolidated financial statements).

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

(d)         The year ended December 31, 2004 includes $4.7 million in restructuring charges related to our Regeneration business integration and the relocation of certain manufacturing operations to Mexico (see Note 4 of the notes to our consolidated financial statements). The year ended December 31, 2002 includes $10.0 million in charges related to our performance improvement program (see Note 4 of the notes to our consolidated financial statements), including an accrual for estimated future net rent for vacated facilities. In 2003, we decided to retain the vacant space for future expansion and reversed the remaining accrual of $0.5 million. We recorded $0.4 million of merger and integration costs in 2000 associated with the consolidation of certain acquired operations into our existing facilities.

(e)          The year ended December 31, 2004 includes charges aggregating $7.8 million related to the redemption of all of our outstanding senior subordinated notes in June 2004.  The $7.8 million charge includes a prepayment premium and unamortized debt issuance costs and original issue discounts. The year ended December 31, 2001 included a charge of approximately $4.7 million for the write-off of unamortized deferred debt issuance costs, debt discount and a prepayment premium incurred as a result of an early redemption of a portion of our senior subordinated notes.

(f)            We recorded a tax benefit (provision) at an effective tax rate of 39.2%, 39.8% and (38.1%) on our income (loss) before income taxes for the years ended December 31, 2004, 2003 and 2002, respectively, and at an effective tax rate of 40% on our income before income taxes for the period from November 20, 2001, the date of our reorganization, to December 31, 2001. Because DonJoy, L.L.C. operated as a limited liability company from the date of its recapitalization in June 1999 through November 20, 2001, the date on which the reorganization was consummated, in accordance with federal, state and local income tax regulations that provide that no income taxes are levied on U.S. limited liability companies as each member of the LLC is individually responsible for reporting the member’s share of net income or loss, we did not provide for income taxes in our historical consolidated financial statements prior to the reorganization. In connection with the reorganization, we recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax bases of certain assets and liabilities of DonJoy at November 20, 2001.

Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 40 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.

Acquisitions and Other Recent Transactions

On November 26, 2003, we acquired the bone growth stimulation device business from OrthoLogic, which we now call our Regeneration business. Following the Regeneration acquisition in November 2003, we operated the Regeneration business as a stand alone division in Tempe, Arizona with a sales force separate from our domestic rehabilitation product sales force.  In August 2004, we began the integration of the former Regeneration sales force into our domestic rehabilitation sales organization, and we took the first steps towards integrating most of the other Regeneration operations into our corporate facility in Vista, California. By the end of 2004, we completed the integration of most of the Regeneration operations except for the assembly and calibration operations which we expect to move to Vista in the first quarter of 2005 following site approval of the U.S. Food and Drug Administration. One of the principal objectives of the integration is to enhance the sales and distribution activities of the Regeneration business to capture more of the growth opportunities in the regeneration market.  In addition, we believe the integration will enable us to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  The accompanying consolidated statement of operations for the year ended December 31, 2004 includes restructuring charges totaling approximately $3.8 million ($2.4 million net of tax). The costs of the integration were primarily severance, recruiting and training.

In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  As of early October 2004, all of our existing Mexico facilities had been moved to this new facility.  In the fourth quarter of 2004, we completed the relocation of the manufacturing of our cold therapy products and machine shop activities from

Vista, California to the new Mexico plant.  We recorded restructuring charges of $0.9 million ($0.5 million net of tax) in 2004 related to these manufacturing moves, including primarily severance and moving costs.

On August 30, 2004, we acquired the outstanding stock of KD Innovation A/S (KDI), our independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS (dj Nordic), has direct responsibility for sales, marketing and distribution of our products in Denmark, Finland, Norway and Sweden.  The stock purchase agreement provided for the purchase of all of the outstanding capital stock for KDI for an initial cash purchase price of $0.7 million, paid in October 2004, plus amounts aggregating up to an additional $0.5 million through 2006 if certain net operating income targets are met.  The acquisition was accounted for using the purchase method of accounting whereby a total purchase price of approximately $1.0 million, including the portion of the contingent future payments that are deemed by management to be probable, was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date.

During the year ended December 31, 2004, we purchased rights to certain distributor territories in the U.S., for amounts aggregating $1.9 million, in connection with a reorganization of the distribution activities within such territories. These reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories and reduction of our distribution costs within such territories for a defined period of time.  Purchase price aggregating $1.2 million was capitalized as an intangible asset and will be amortized over the period of cost reduction. Purchase price aggregating $0.7 million was recorded as notes receivable and is included in other current or long-term assets, depending on maturity, and will be repaid over periods ranging from three years to five years.

In February 2004, we completed a public offering of 8,625,000 shares of our common stock.  The offering consisted of 3,162,500 shares of common stock sold by us at $19.00 per share for net proceeds, after underwriters’ commissions and other costs, of $56.5 million, and 5,462,500 shares sold by certain of our stockholders.

In June 2004, we completed a public offering of 3,072,379 shares of our common stock.  All of these shares were sold by certain of our stockholders and we did not receive any of the net proceeds.  We incurred costs of $0.2 million related to this offering, which were recorded as a reduction in our additional paid-in capital.

In June 2004, we redeemed all of our outstanding senior subordinated notes for $79.7 million, including a redemption premium of $4.7 million.  We funded the redemption with the net proceeds from our February 2004 sale of common stock and existing cash.  As a result of the redemption, we recorded a charge of $7.8 million, including the redemption premium and unamortized debt issuance costs and original issue discounts.  Prior to the redemption, we had received the consents necessary under our credit agreement to use the proceeds from the sale of shares by us and cash on hand to redeem the notes.

On September 27, 2004, our board of directors authorized a program to repurchase up to $20 million of our common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We obtained an amendment to our credit agreement permitting the stock repurchase program.  Through December 31, 2004, we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.

2002 Performance Improvement Program

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

Segments

Our reportable segments, except for Regeneration, reflect our primary distribution channels.  Regeneration is considered a reportable segment because of management’s separate focus on its growth and profitability. Our reportable segments are as follows:

•                  DonJoy, which is responsible for sales of rigid knee braces, pain management products, regeneration products (effective August 2004) and certain soft goods.  The channel consists of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents and a few of our direct sales representatives. Our sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because the DonJoy product lines generally require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in our consolidated statements of income;

•                  ProCare, in which products are sold by approximately 36 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and pain management products requiring little or no patient education. These distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•                  Regeneration, in which our OL1000 product is sold through a combination of our DonJoy segment direct sales representatives and approximately 100 sales representatives dedicated to selling our OL1000 product, of which approximately 43 are employed by us. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, we amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we are permitted to engage in our own sales efforts or retain another sales agent.   These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient;

•                  OfficeCare, in which we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. We outsource most OfficeCare billing and collections activities to an independent third-party contractor. The OfficeCare program is also intended to facilitate the introduction of our products to orthopedic surgeons who had not previously been our customers.  As of December 31, 2004, the OfficeCare program was located at over 650 physician offices throughout the United States. We have contracts with over 500 third-party payors for our OfficeCare products; and

•                  International, in which our products are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 40 foreign countries, primarily in Europe, Canada, Australia and Japan.

Set forth below is net revenue, gross profit and operating income (loss) information for our reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented, (ii) the impairment of long-lived assets and certain performance improvement, restructuring, and other costs for 2002 and (iii) the restructuring costs associated with the manufacturing move in 2004. Information for the Regeneration segment includes operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and includes the impact of purchase accounting and related amortization of acquired intangible assets.  For the years ended December 31, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.7 million and $0.5 million, respectively.   For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2004	2003	2002
DonJoy:
Net revenues	$99,771	$95,353	$90,799
Gross profit	58,498	53,824	53,380
Gross profit margin	58.6%	56.4%	58.8%
Operating income	22,415	22,437	23,043
Operating income as a percent of net revenues	22.5%	23.5%	25.4%
ProCare:
Net revenues	$50,159	$47,858	$46,441
Gross profit	19,294	19,805	11,320
Gross profit margin	38.5%	41.4%	24.4%
Operating income	9,950	10,224	2,379
Operating income as a percent of net revenues	19.8%	21.4%	5.1%
Regeneration:
Net revenues	$49,658	$3,989	—
Gross profit	43,032	3,145	—
Gross profit margin	86.7%	78.8%	—
Operating income	7,836	537	—
Operating income as a percent of net revenues	15.8%	13.5%	—
OfficeCare:
Net revenues	$27,551	$25,631	$22,966
Gross profit	22,408	20,162	16,829
Gross profit margin	81.3%	78.7%	73.3%
Operating income (loss)	3,976	2,801	(4,591)
Operating income (loss) as a percent of net revenues	14.4%	10.9%	(20.0)%
International:
Net revenues	$28,860	$25,108	$22,430
Gross profit	17,603	15,076	10,325
Gross profit margin	61.0%	60.0%	46.0%
Operating income	5,398	6,255	824
Operating income as a percent of net revenues	18.7%	24.9%	3.7%

Domestic Sales

Domestic sales, including all sales of our DonJoy, ProCare, Regeneration and OfficeCare channels, accounted for approximately 89%, 87% and 88% of our net revenues in 2004, 2003 and 2002, respectively.

International

International sales accounted for approximately 11%, 13% and 12% of our net revenues, in 2004, 2003 and 2002, respectively. The following table sets forth our international net revenues as a percentage of our total net revenues, by country for the years ended December 31:

	2004	2003	2002

Germany	4%	5%	4%
Canada	2%	2%	2%
Australia	1%	1%	2%
Other countries	4%	5%	4%
Total international sales	11%	13%	12%

The “Other countries” category consists primarily of sales in Italy, Belgium, the United Kingdom, the Czech Republic, Denmark, France, Japan and Spain.

International sales are made primarily through two distinct channels: independent third-party distributors and through our wholly-owned foreign subsidiaries. Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2004, 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2004, we had no hedging transactions in place.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Grow Our Regeneration Business. We have integrated the sales force for our OL1000 Regeneration product into our domestic rehabilitation sales organization, which will provide an increased number of BGS specialists who we believe will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  We have also restructured our distribution arrangement with DePuy Spine to permit us to sell the SpinaLogic product directly or through other independent sales representatives in those geographical parts of the country where sales are not meeting our expectations.  We believe that this focus on Regeneration products will drive faster growth for this business.

•                  Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the BGS products to our existing product lines will further this goal by providing significant cross-selling opportunities.

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the year ended December 31, 2004, we launched 25 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 650 physician offices encompassing over 2,500 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for sales growth.  We intend to expand our OfficeCare channel into more “high-volume”

orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the year ended December 31, 2004, we added approximately 100 net new offices to our OfficeCare channel.

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products are well suited to the goals of these buying groups and intend to aggressively pursue these contracts.

•                    Expand Product Offerings for the Spine.  Our SpinaLogic product is used as an adjunct therapy following spinal fusion surgery. SpinaLogic was our first product that targeted the spine market.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market.

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines and increase our revenue. The BGS products acquired in the Regeneration acquisition, for example, which generated revenues of $49.7 million during the twelve months ended December 31, 2004, enabled us to enter the regeneration market, which is predicted to grow faster than the rehabilitation market. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. In particular, we intend to focus on international opportunities that will open new markets or offer new products.

•                  Expand International Sales. International sales have historically represented less than 15% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets.  On August 30, 2004, we acquired the outstanding stock of KD Innovation A/S, our independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS, has direct responsibility for sales, marketing and distribution of our products in Denmark, Finland, Norway and Sweden.  We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected foreign markets.

•                  Expand Low Cost Manufacturing Capabilities. We plan to continue to expand our low cost manufacturing capabilities in Mexico to reduce our costs of goods sold and improve our gross margins. At the end of 2002 we moved the manufacturing of our off-the-shelf rigid knee braces and the remaining manufacturing of our soft goods products from Vista, California to Tijuana, Mexico, resulting in a significant reduction in our costs of goods sold. This improved our gross margins beginning in 2003. In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  As of October 2004, all of our existing Mexico facilities had been moved to this new facility.  In the fourth quarter of 2004, we completed the relocation of the manufacturing of our cold therapy products and machine shop activities from Vista, California to the new Mexico plant.  We recorded restructuring charges of $0.9 million ($0.5 million net of tax) in 2004 related to these manufacturing moves, including primarily severance and moving costs. We also intend to use our expanded Mexico facilities in the future to vertically integrate the manufacturing of certain components we purchase and further reduce our costs of goods sold.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangibles and investments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2004, we reserved for and reduced gross revenues from third-party payors by between 29% and 39% for allowances related to these contractual reductions, which is higher than our historical rates of 22% to 33% of gross billed charges to third-party payors.  Our contractual allowances percentages increased in 2004 following increases in our current gross price levels.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 29% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 52% of our net accounts receivable at December 31, 2004 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 31% of our net revenue for the year ended December 31, 2004 and 48% of our net accounts receivable at December 31, 2004 and we estimate bad debt expense to be approximately 4% to 10% of gross revenues from these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we relied heavily on third-party billing service providers to provide information about the accounts receivable of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts. During 2002, we enhanced the ability of our systems to obtain and analyze the information processed by these billing service providers. Our increased ability to obtain and better analyze information beginning in 2002 revealed that, as a result of historical third-party billing problems, we had experienced an increase in allowances and bad debts for accounts receivable from our third-party payor customers and we increased our provisions for contractual allowances and doubtful accounts accordingly in 2002. In March 2003, we completed the transition to a new third-party insurance billing service provider. We continue to enhance our ability to analyze historical information, resolve issues related to our accounts receivable, and reduce our aging.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider does not perform to our expectations we may be required to increase our reserve estimates.

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 12%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products. During the year ended December 31, 2004, we disposed of gross inventories aggregating $2.4 million which had been fully reserved for in a previous year.

Rebates.  We offer certain of our distributors rebates based on sales volume, sales growth and to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

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

Valuation Allowance for Deferred Tax Asset. As of December 31, 2004, we have approximately $54.0 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002.  Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.   At October 1, 2004, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.  With the exception of goodwill related to our Regeneration acquisition of $39 million, we believe that the goodwill acquired through December 31, 2004 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to the fair value of the Company.  With respect to goodwill related to our Regeneration acquisition, we compared the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

At December 31, 2004, other intangibles were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regeneration acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

We recorded an impairment charge for certain long-lived assets in 2002 as a result of certain new products not achieving anticipated revenues and estimated recovery values of assets being disposed of being less than anticipated.  The value of our goodwill and other intangible assets is exposed to future impairments if we experience future declines in operating results, if negative industry or economic trends occur or if our future performance is below our projections or estimates.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  The first and fourth quarters may have more or less working days from year to year based on the days of the week on which holidays and December 31 fall.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Regeneration segment amounts in the tables below include operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and include the impact of the Regeneration purchase accounting and related amortization of acquired intangible assets.  For the years ended December 31, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.7 million and $0.5 million, respectively.   For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges related to the integration of the business operations of the segment of $3.8 million.

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Years Ended						Pro Forma Year ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase	% Increase	December 31, 2003	% of Net Revenues
DonJoy	$99,771	39.0	$95,353	48.2	$4,418	4.6	$95,353	39.7
ProCare	50,159	19.6	47,858	24.2	2,301	4.8	47,858	19.9
Regeneration	49,658	19.4	3,989	2.0	45,669	1,144.9	46,428	19.3
OfficeCare	27,551	10.7	25,631	12.9	1,920	7.5	25,631	10.7
International	28,860	11.3	25,108	12.7	3,752	14.9	25,108	10.4
Consolidated net revenues	$255,999	100.0	$197,939	100.0	$58,060	29.3	$240,378	100.0

Net revenues in our DonJoy segment increased primarily due to the implementation of sales productivity initiatives, increased sales of rigid knee braces into school athletic programs and sales of new products.  These increases were partially offset by a negative impact from recent changes in the California workers compensation system and reduced sales of certain of our pain management products.  Net revenues in our ProCare segment increased due to growth in sales related to national contracts.  On a pro forma basis, net revenue in our Regeneration segment increased due to increased sales volumes, offset by a negative impact in the third quarter of 2004 caused by disruption from the integration of our Regeneration sales organization into our DonJoy sales organization.  Revenues in our Regeneration segment were also impacted during the third quarter of 2004 by a decline in sales of our SpinaLogic product, which we believe was due partly to slow market conditions and partly to weak sales performance in certain territories.  Net revenues in our OfficeCare segment increased due partly to the net addition of approximately 100 net new OfficeCare locations and price increases implemented in mid-2003, offset by price reductions in our fracture boot products due to a change in the Medicare reimbursement code.  International revenues increased due partly to favorable changes in exchange rates compared to the rates in effect in 2003.  Excluding the impact of exchange rates, local currency international revenue increased 8.6% in the year ended December 31, 2004 compared to the year ended December 31, 2003, due to the launch of new products and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Years Ended						Pro Forma Year Ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase (Decrease)	%Increase (Decrease)	December 31, 2003	% of Net Revenues
DonJoy	$58,498	58.6	$53,824	56.4	$4,674	8.7	$53,824	56.4
ProCare	19,294	38.5	19,805	41.4	(511)	(2.6)	19,805	41.4
Regeneration	43,032	86.7	3,145	78.8	39,887	1,268.3	38,949	83.9
OfficeCare	22,408	81.3	20,162	78.7	2,246	11.1	20,162	78.7
International	17,603	61.0	15,076	60.0	2,527	16.8	15,076	60.0
Consolidated gross profit	$160,835	62.8	$112,012	56.6	$48,823	43.6	$147,816	61.5

The improvement in consolidated gross profit and gross profit margin is primarily related to the favorable impact of higher gross margins associated with the products sold in our Regeneration segment, continued manufacturing cost reduction initiatives and a reduction in expenses associated with employee bonuses, partially offset by increased freight costs. Gross profit increased in the DonJoy segment primarily due to a favorable product mix, including increased sales in our DonJoy insurance channel, which carry a higher gross margin than sales in our DonJoy direct channel.  ProCare gross profit decreased due to increased sales through our national contracts, which carry lower gross margins.  On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, Regeneration gross profit increased as a percentage of revenues due to reduced cost of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins than sales to wholesale customers. OfficeCare gross profit increased primarily due to certain price increases implemented in mid-2003 in this segment offset by price reductions due to a change in the Medicare reimbursement code for certain fracture boot products.  The increase in the International gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin on our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Years Ended						Pro Forma Year Ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase	% Increase	December 31, 2003	% of Net Revenues
Sales and marketing	$78,984	30.9	$54,067	27.3	$24,917	46.1	$72,924	30.3
General and administrative	27,727	10.8	21,767	11.0	5,960	27.4	25,870	10.8
Research and development	5,627	2.2	4,442	2.2	1,185	26.7	5,211	2.2
Amortization of acquired Intangibles	4,731	1.9	464	0.2	4,267	919.6	4,808	2.0
Restructuring costs	4,693	1.8	(497)	(0.2)	5,190	1,044.3	(497)	(0.2)
Consolidated operating Expenses	$121,762	47.6	$80,243	40.5	$41,519	51.7	$108,316	45.1

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily attributed to $21.4 million of expenses related to the Regeneration segment.  In addition, selling and marketing expenses increased due to costs associated with increased commissions on increased sales, additional sales personnel, increased advertising and marketing programs and the impact of unfavorable foreign exchange rate changes.  These increases were offset by a reduction in expenses associated with employee bonuses.  Our international segment also incurred increased expenses in 2004 related to our new subsidiaries in France and Denmark, added in September 2003 and September 2004, respectively, and a bi-annual trade exhibition in Europe.

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $4.3 million of expenses related to the Regeneration segment, increased professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, and legal costs, including the settlement of a contract dispute, offset by a reduction in expenses associated with employee bonuses.  General and administrative expenses also increased in our OfficeCare segment in 2004 related to increased efforts to maximize cash collections in this segment.

Research and Development Expenses. The increase in research and development expense is attributed to $0.9 million of expenses related to the Regeneration segment and an increase in professional fees related to various patents and technology offset by a reduction in expenses associated with employee bonuses.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from 4 months to 10 years.   On a pro forma basis the amortization expense in the year ended December 31, 2004 is consistent with the year ended December 31, 2003.

Restructuring costs.  In 2004, we recorded charges of $4.7 million related to our Regeneration integration and manufacturing moves, including charges for severance, recruiting, training and other related exit costs.  In the year ended December 31, 2003, we recorded a credit to restructuring costs of approximately $0.5 million as a reversal of an accrual recorded in 2002 related to future rent to be paid for vacated facilities, as we decided to retain the vacant space for future expansion.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Years Ended						Pro Forma Year Ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	December 31, 2003	% of Net Revenues
DonJoy	$22,415	22.5	$22,437	23.5	$(22)	(0.1)	$22,437	23.5
ProCare	9,950	19.8	10,224	21.4	(274)	(2.7)	10,224	21.4
Regeneration	7,836	15.8	537	13.5	7,299	1,359.2	8,268	17.8
OfficeCare	3,976	14.4	2,801	10.9	1,175	41.9	2,801	10.9
International	5,398	18.7	6,255	24.9	(857)	(13.7)	6,255	24.9
Income from operations of reportable segments	49,575	19.4	42,254	21.3	7,321	17.3	49,985	20.8
Expenses not allocated to segments	(10,502)	(4.1)	(10,485)	(5.3)	(17)	0.2	(10,485)	(4.4)
Consolidated income from operations	$39,073	15.3	$31,769	16.0	$7,304	23.0	$39,500	16.4

The decrease in income from operations as a percentage of net revenue for the DonJoy segment is primarily due to an increased investment in sales and marketing expense for personnel and programs.  The slight decrease in income from operations in the ProCare segment is due primarily to lower gross profit margins associated with revenue from national contracts.  The decrease in income from operations, on a pro forma basis, for the Regeneration segment is primarily the result of restructuring charges of $3.8 million in 2004, partially offset by increased revenues and higher gross margins.  The increase in income from operations for the OfficeCare segment is primarily the result of increased revenue and higher gross profit margins.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we made in the start up activities of our new direct sales subsidiaries in France and Denmark, as well as the expenses associated with a bi-annual European exhibition which occurred in the second quarter of 2004.

Interest Expense, Net of Interest Income and Prepayment premium and other costs related to Senior Subordinated Notes redemption. Interest expense, net of interest income, was $9.0 million in the year ended December 31, 2004 compared to $12.2 million in the year ended December 31, 2003.  The decrease is due to the retirement of our former credit facility and the June 2004 redemption of our senior subordinated notes, offset by interest related to the incremental outstanding debt we incurred in connection with the Regeneration acquisition. We incurred costs of $7.8 million in connection with the redemption of the notes, comprised of a $4.7 million redemption premium and write-offs of $2.3 million and $0.8 million for debt issuance costs and unamortized discounts, respectively.

Other Income (Expense). Other income (expense) for the year ended December 31, 2004 includes a net foreign exchange transaction gain and a gain on the sale of an investment, partially offset by a write-off of costs related to a potential acquisition. For the year ended December 31, 2003, other income (expense) includes a net foreign exchange transaction gain.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 39.2% for the year ended December 31, 2004 and 39.8% for the year ended December 31, 2003.  The tax rate in 2004 was reduced compared to 2003 primarily due to a lower effective state tax rate in 2004.

Net Income. Net income was $14.0 million for the year ended December 31, 2004 compared to net income of $12.1 million for the year ended December 31, 2003 as a result of the changes discussed above.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Regeneration amounts in the tables below include operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and include the impact of the Regeneration purchase accounting and related amortization of acquired intangible assets.  For the year ended December 31, 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $0.5 million.

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Years Ended
	December 31, 2003	% of Net Revenues	December 31, 2002	% of Net Revenues	Increase	% Increase
DonJoy	$95,353	48.2	$90,799	49.7	$4,554	5.0
ProCare	47,858	24.2	46,441	25.4	1,417	3.1
Regeneration	3,989	2.0	—	—	3,989	N/A
OfficeCare	25,631	12.9	22,966	12.6	2,665	11.6
International	25,108	12.7	22,430	12.3	2,678	11.9
Consolidated net revenues	$197,939	100.0	$182,636	100.0	$15,303	8.4

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

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Years Ended
	December 31, 2003	% of Net Revenues	December 31, 2002	% of Net Revenues	Increase	% Increase
DonJoy	$53,824	56.4	$53,380	58.8	$444	0.8
ProCare	19,805	41.4	11,320	24.4	8,485	75.0
Regeneration	3,145	78.8	—	—	3,145	N/A
OfficeCare	20,162	78.7	16,829	73.3	3,333	19.8
International	15,076	60.0	10,325	46.0	4,751	46.0
Consolidated gross profit of reportable segments	$112,012	56.6	$91,854	50.3	$20,158	21.9
Expenses not allocated to segments	—	—	(5,096)	(2.8)	5,096	100.0
Consolidated gross profit	$112,012	56.6	$86,758	47.5	$25,254	29.1

The increase in gross profit and the improvement in gross profit margin from 2002 to 2003 is primarily related to the successful move of a substantial portion of our U.S. manufacturing to Mexico in the fourth quarter of 2002, as well as the completion of other manufacturing cost reduction initiatives.  Gross profit for 2002 was also impacted by inventory charges of $5.1 million taken in connection with our performance improvement program. Although total gross profit was increased by our manufacturing move to Mexico, the reduced gross profit as a percentage of net revenues in the DonJoy segment is primarily the result of a reallocation of certain U.S. manufacturing overhead expenses from products moved to Mexico to DonJoy custom rigid bracing products, which continue to be manufactured in the U.S.  The increase in gross profit in the ProCare, OfficeCare and International segments is primarily related to the manufacturing move to Mexico.  International gross profit in 2002 was also affected by sales of lower gross margin surgical products by our Australian subsidiary, which was discontinued in December 2002. Gross profit in our Regeneration segment was 78.8% of net revenue in the 2003 period subsequent to the Regeneration acquisition on November 26, 2003 and was negatively impacted by a charge to costs of goods sold of $0.2 million related to a step up of certain acquired inventory values.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Years Ended
	December 31, 2003	% of Net Revenues	December 31, 2002	% of Net Revenues	Increase (Decrease)	%Increase (Decrease)
Sales and marketing	$54,067	27.3	$56,216	30.8	$(2,149)	(3.8)
General and administrative	21,767	11.0	26,414	14.4	(4,647)	(17.6)
Research and development	4,442	2.2	2,922	1.6	1,520	52.0
Amortization of acquired intangibles	464	0.2	—	—	464	N/A
Impairment of long-lived assets	—	—	3,666	2.0	(3,666)	(100.0)
Restructuring costs	(497)	(0.2)	10,008	5.5	(10,505)	(105.0)
Consolidated operating expenses	$80,243	40.5	$99,226	54.3	$(18,983)	(19.1)

Sales and Marketing Expenses. Sales and marketing expenses decreased in 2003 from 2002 partly due to lower commissions expense, which was the result of a change in product mix and revised commission programs initiated for sales to our third-party payor customers.  Also, bad debt expense related to our third-party payor customers was significantly less in 2003 compared to 2002. Sales and marketing expenses related to our new Regeneration segment were $1.4 million in 2003.

General and Administrative Expenses. General and administrative expenses decreased both in total and as a percentage of net revenues in 2003 from 2002 due primarily to lower expenses for legal activities and other professional fees and lower wages and benefits, which were partially offset by increased insurance costs and billing fees related to our third-party insurance billing service provider.  General and administrative expenses related to our new Regeneration segment were $0.6 million in 2003.

Research and Development Expenses. Research and development expenses increased in total and as a percentage of net revenues in 2003 from 2002 primarily as a result of increased spending in order to accelerate new product introductions. Research and development expenses related to our new Regeneration segment were $0.1 million in 2003.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.5 million in 2003 and reflects amortization expense for intangible assets acquired in the Regeneration acquisition on November 26, 2003.

Impairment of Long-Lived Assets. During 2002, we recognized $3.7 million in charges related to impairment of certain of our long-lived assets, including intangible assets associated with certain discontinued product lines.

Performance Improvement, Restructuring and Other Costs.  In 2002, we recorded charges of $10.0 million related to our performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated in the United States. In connection with the manufacturing move, a portion of our U.S. manufacturing facilities was vacated, and we accrued an estimate of the future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In 2003, we decided to retain the vacant space for future expansion and discontinued our efforts to sublease the vacant space. Accordingly, the remaining accrual for rent for the vacant space of $0.5 million was reversed and credited to operating expenses in 2003.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at December 31, 2004 was $95.0 million. Total cash and cash equivalents were $11.2 million at December 31, 2004.

Net cash provided by operating activities were $39.5 million and $26.5 million for the years ended December 31, 2004 and 2003, respectively. The increase in net cash provided by operations in 2004 primarily reflects positive operating results and a decrease in net working capital.  Net cash provided in 2003 was reduced by amounts paid for costs accrued in 2002 in connection with our performance improvement program.

Cash flows used in investing activities were $10.2 million and $105.5 million for the years ended December 31, 2004 and 2003, respectively.  Cash used in investing activities in 2004 includes $6.0 million used for capital expenditures and $1.8 million related to the final payment for the acquisition of certain patent licenses in 2003 and the initial payment for the acquisition of a patent license in 2004.  In addition, as part of our 2004 sales initiatives, we proactively reorganized certain territories within our DonJoy sales channel by changing distributor partners or adding direct sales representatives.  We paid $1.2 million in 2004 to acquire distribution rights to facilitate this reorganization.  We also paid $0.7 million in 2004 to acquire the outstanding stock of KD Innovation A/S (KDI), our independent distributor in Denmark.  We may be required to pay up to an additional $0.5 million through 2006, if certain net operating income targets are met.

Cash used in investing activities in 2003 included $93.9 million for the Regeneration acquisition, $3.0 million for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter, $2.9 million for the DuraKold asset purchase and capital expenditures amounting to $5.3 million.

Cash flows (used in) provided by financing activities were $(37.5) million and $65.8 million for the years ended December 31, 2004 and 2003, respectively.  Cash used in financing activities in 2004 reflects $79.7 million used to redeem our senior subordinated notes and $5.0 million used to repay our term loan, partially offset by the net proceeds, amounting to $56.3 million, from the sale of shares by us in stock offerings completed in 2004.  Also in 2004, proceeds of $5.9 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.3 million was received from collection of a note receivable.  On September 27, 2004, our board of directors authorized a program to repurchase up to $20 million of our common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We also obtained an amendment to our credit agreement, which was required prior to implementing the stock repurchase program.  Through December 31, 2004 we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million, which is included in cash flows used in financing activities.

Cash provided by financing activities in 2003 reflects the proceeds received from the issuance of the $100.0 million term loan received in connection with our new credit agreement, net of repayment of our previous bank debt totaling approximately $35.8 million and debt issuance costs of $2.6 million associated with the new credit agreement.

Contractual Obligations and Commercial Commitments

We entered into a new credit agreement in November 2003 to finance the Regeneration acquisition and repay our prior bank debt.  Our new credit facility provided a term loan of $100.0 million, of which $95.0 million was outstanding as of December 31, 2004. We also have available up to $30 million under a revolving credit facility, which is available for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of December 31, 2004, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.8 million. Borrowings under the term loan and on the revolving credit facility bear interest at variables rates plus an applicable margin. At December 31, 2004, the weighted-average effective interest rate on the term loan was 4.32%. Outstanding letters of credit under the revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.

In addition to scheduled principal payments of $1.25 million per quarter, beginning in 2005 we are required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow (75% if our ratio of total debt to consolidated EBITDA exceeds 3.00 to 1.00). Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, repayment of certain indebtedness and payments for certain common stock repurchases.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain equity (50% for certain qualified equity issuances) and debt issuances by us and (b) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.  We had no excess cash flow for 2004 and we are not required to make any related mandatory payments in 2005.

The credit agreement imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.5 to 1.00 at December 31, 2004 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.25 to 1.00 at December 31, 2004 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.0 to 1.00 at December 31, 2004 and increasing to 3.50 to 1.00 for the first quarter 2005 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.5 to 1.00 at December 31, 2004 and thereafter. At December 31, 2004, our ratio of total debt to consolidated EBITDA was approximately 1.78 to 1.00, our ratio of senior debt to consolidated EBITDA was approximately 1.78 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 4.57 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 5.11 to 1.00.

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

The following table lists our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due by Period
		2005	2006-2008	2009-2010	2011+
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years

Long-Term Debt (1)	$95,000	$5,000	$15,000	$75,000	$—
Operating Leases	24,284	5,188	11,123	2,990	4,983
Total Contractual Cash Obligations	$119,284	$10,188	$26,123	$77,990	$4,983

(1)          Represents scheduled principal payments for 2005 through 2009 under the term loan portion of our credit facility.

On October 20, 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES will undertake to build a new 110,000 square foot corporate headquarters facility for us on vacant land currently leased to us in Vista, California.  Once completed, we will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of our existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by us for our existing Vista facilities.  The contractual obligations table above includes only the rent for our current Vista facilities as future rent payments to PRES for the new facility cannot be determined as of December 31, 2004.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by us, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, our lease for the vacant land was terminated, and when the new headquarters facility is completed and occupied, our leases for our existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, we will make a lump sum rent payment to PRES, which will be recorded as operating expense when incurred, equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If PRES is able to lease our former Vista facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us.

Our ability to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control.  We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under the revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements.  There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  In such event, we may need to raise additional funds through public or private equity or debt financings.  We cannot assure you that any such funds will be available to us on favorable terms or at all.

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

As of December 31, 2004, we had available a total of approximately $11.2 million in cash and cash equivalents and $26.2 million available under the revolving credit facility. For 2005, we expect to spend total cash of approximately $20.0 million for the following requirements:

•                    approximately $10.0 million scheduled principal and interest payments on our credit facility; and

•                    approximately $10.0 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2005.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of shipping days in each quarter.  Although on a per day basis net revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of shipping days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity.

 Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the notes to our consolidated financial statements included in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Our primary exposures include changes in interest rates and foreign exchange rates.

We are exposed to interest rate risk in connection with the term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on the London Inter-Bank Offered Rate (LIBOR) or the prime rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair market value of the underlying debt, but do impact future earnings and cash flows, assuming other factors are held constant.

As of December 31, 2004, we had $95.0 million of variable rate debt represented by borrowings under our credit facility (at a weighted-average interest rate of 4.32% at December 31, 2004). Based on the balance outstanding under the credit facility as of December 31, 2004, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At December 31, 2004, up to $26.2 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of December 31, 2004, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating $3.8 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2004, we had no such derivative financial instruments outstanding.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2004, 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2004, we had no hedging transactions in place.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

dj Orthopedics, Inc.

We have audited the accompanying consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of dj Orthopedics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 22, 2005

dj Orthopedics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,182	$19,146
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $26,628 and $20,717 at December 31, 2004 and 2003, respectively	46,981	43,876
Inventories, net	19,071	15,534
Deferred tax asset, current portion	7,902	11,283
Other current assets	5,359	6,342
Total current assets	90,495	96,181
Property, plant and equipment, net	15,463	15,556
Goodwill	96,639	96,552
Intangible assets, net	54,717	59,045
Debt issuance costs, net	2,374	5,042
Deferred tax asset	46,100	47,509
Other assets	1,062	619
Total assets	$306,850	$320,504

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,300	$8,325
Accrued compensation	5,484	6,646
Accrued commissions	4,425	4,629
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	2,288	766
Other accrued liabilities	9,315	8,649
Total current liabilities	33,812	34,015

Long-term debt, less current portion	90,000	95,000
12 5/8% senior subordinated notes, net of unamortized discount	—	74,156

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 and 25,000,000 shares authorized at December 31, 2004 and 2003, respectively, none issued and outstanding	—	—
Common stock, $0.01 par value; 39,000,000 and 100,000,000 shares authorized, 21,459,428 shares and 18,304,269 shares issued and outstanding at December 31, 2004 and 2003, respectively	215	183
Additional paid-in-capital	121,139	69,545
Notes receivable from stockholders and officers for stock purchases	(1,749)	(1,988)
Accumulated other comprehensive income	931	1,106
Retained earnings	62,502	48,487
Total stockholders’ equity	183,038	117,333
Total liabilities and stockholders’ equity	$306,850	$320,504

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Net revenues	$255,999	$197,939	$182,636
Costs of goods sold	95,164	85,927	95,878
Gross profit	160,835	112,012	86,758
Operating expenses:
Sales and marketing	78,984	54,067	56,216
General and administrative	27,727	21,767	26,414
Research and development	5,627	4,442	2,922
Amortization of acquired intangibles	4,731	464	—
Impairment of long-lived assets	—	—	3,666
Performance improvement, restructuring and other costs	4,693	(497)	10,008
Total operating expenses	121,762	80,243	99,226
Income (loss) from operations	39,073	31,769	(12,468)
Other income (expense):
Interest expense	(9,431)	(12,582)	(12,477)
Interest income	472	398	590
Prepayment premium and other costs related to senior subordinated notes redemption	(7,760)	—	—
Other income (expense)	683	466	(201)
Other income (expense), net	(16,036)	(11,718)	(12,088)
Income (loss) before income taxes	23,037	20,051	(24,556)
Benefit (provision) for income taxes	(9,022)	(7,980)	9,361
Net income (loss)	$14,015	$12,071	$(15,195)
Net income (loss) per share:
Basic	$0.66	$0.67	$(0.85)
Diluted	$0.63	$0.64	$(0.85)

Weighted average shares outstanding used to
calculate per share information:
Basic	21,221	17,963	17,873
Diluted	22,209	18,791	17,873

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional Paid-in Capital	Notes Receivable from Stockholders and Officers for Stock Purchases	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balance at December 31, 2001	17,855,566	$179	$65,642	$(2,082)	$(110)	$51,611	$115,240
Transfer of interest receivable to notes receivable from management	—	—	—	(115)	—	—	(115)
Stock options granted for services	—	—	32	—	—	—	32
Additional costs related to initial public offering	—	—	(317)	—	—	—	(317)
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	17,390	—	121	—	—	—	121
Comprehensive income (loss):
Unearned compensation expense	—	—	—	—	14	—	14
Foreign currency translation adjustment	—	—	—	—	1,133	—	1,133
Net loss	—	—	—	—	—	(15,195)	(15,195)
Total comprehensive loss							(14,048)
Balance at December 31, 2002	17,872,956	179	65,478	(2,197)	1,037	36,416	100,913
Transfer of interest receivable to notes receivable from management	—	—	—	(123)	—	—	(123)
Proceeds from payment of notes receivable	—	—	—	332	—	—	332
Stock options granted for services	—	—	178	—	—	—	178
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	73,172	1	227	—	—	—	228
Net proceeds from exercise of stock options	358,141	3	3,662	—	—	—	3,665
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	69	—	69
Net income	—	—	—	—	—	12,071	12,071
Total comprehensive income							12,140
Balance at December 31, 2003	18,304,269	183	69,545	(1,988)	1,106	48,487	117,333
Transfer of interest receivable to notes receivable from management	—	—	—	(92)	—	—	(92)
Proceeds from payment of notes receivable	—	—	—	331	—	—	331
Stock options granted for services	—	—	63	—	—	—	63
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	346,919	3	1,614	—	—	—	1,617
Net proceeds from exercise of stock options	483,040	5	4,128	—	—	—	4,133
Tax benefit of stock option exercises	—	—	4,315	—	—	—	4,315
Proceeds from sale of common stock, net of expenses of $1,077	3,162,500	32	56,499	—	—	—	56,531
Expenses of sale of common stock by stockholders	—	—	(245)	—	—	—	(245)
Repurchases of common stock	(837,300)	(8)	(14,780)	—	—	—	(14,788)
Comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)
Net income	—	—	—	—	—	14,015	14,015
Total comprehensive income							13,840
Balance at December 31, 2004	21,459,428	$215	$121,139	$(1,749)	$931	$62,502	$183,038

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$14,015	$12,071	$(15,195)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	30,556	22,641	22,269
Provision for excess and obsolete inventories	(113)	2,087	6,124
Impairment of long-lived assets	—	—	3,666
Restructuring costs	4,693	(497)	10,008
Depreciation and amortization	13,070	8,186	7,283
Step-up to fair value of inventory charged to costs of goods sold	438	—	—
Amortization of debt issuance costs and discount on senior subordinated notes	808	1,499	935
Write-off of debt issuance costs and discount on senior subordinated notes	3,025	—	—
Liquidation preference on redemption of senior subordinated notes	4,735	—	—
Other	63	178	46
Changes in operating assets and liabilities:
Accounts receivable	(33,353)	(24,708)	(10,409)
Inventories	(3,635)	58	8,248
Other current assets	856	(1,991)	(3,571)
Accounts payable	(1,403)	(501)	(1,659)
Accrued compensation	(1,065)	1,494	2,829
Accrued commissions	(214)	2,847	416
Deferred income taxes	9,044	6,944	(9,695)
Accrued restructuring costs	(3,171)	(4,631)	(3,961)
Other accrued liabilities	1,121	850	(2,495)
Net cash provided by operating activities	39,470	26,527	14,839

Investing activities
Purchases of property, plant and equipment	(5,959)	(5,334)	(4,131)
Proceeds from sale of property, plant and equipment	—	—	288
Purchase of intangible assets	(3,277)	(3,000)	(2,590)
Purchase of Regeneration business	—	(93,939)	—
Purchase of DuraKold business	—	(2,899)	—
Purchase of dj Nordic business, net of cash acquired	(578)	—	—
Change in other assets, net	(360)	(280)	(916)
Net cash used in investing activities	(10,174)	(105,452)	(7,349)

Financing activities
Repayment of senior subordinated notes	(75,000)	—	—
Prepayment premium on redemption of senior subordinated notes	(4,735)	—	—
Proceeds from long-term debt	—	100,000	—
Repayment of long-term debt	(5,000)	(35,815)	(1,272)
Net proceeds from exercise of stock options	4,133	3,665	—
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	1,617	228	121
Net proceeds from (costs of) issuance of common stock	56,286	—	(317)
Repurchases of common stock	(14,788)	—	—
Debt issuance costs	(313)	(2,600)	—
Proceeds from payment of notes receivable	331	332	—
Net cash (used in) provided by financing activities	(37,469)	65,810	(1,468)
Effect of exchange rate changes on cash and cash equivalents	209	176	249
Net (decrease) increase in cash and cash equivalents	(7,964)	(12,939)	6,271
Cash and cash equivalents at beginning of year	19,146	32,085	25,814
Cash and cash equivalents at end of year	$11,182	$19,146	$32,085

Supplemental disclosure of cash flow information:
Interest paid	$3,844	$10,513	$11,308
Income taxes paid (refunded), net	$618	$(43)	$760
Supplemental disclosure of non-cash transactions:
Transfer of interest receivable to notes receivable	$92	$123	$115

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements present the historical financial position and results of operations of dj Orthopedics and include the accounts of dj Ortho, dj Orthopedics Development Corporation (dj Development), DJ Orthopedics Capital Corporation (dj Capital), dj Ortho’s wholly owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France, the United Kingdom and Denmark, and, in 2002 only, dj Ortho’s majority owned subsidiary in Australia (divested in December 2002). All intercompany accounts and transactions have been eliminated in consolidation.

In August 2004, the Company commenced direct distribution of its products in Denmark, Finland, Norway and Sweden through a new wholly-owned subsidiary, dj Nordic. In October 2003, the Company commenced direct distribution of its products in France through a new wholly-owned subsidiary, dj Orthopedics France S.A.S. (dj France). Effective May 2002, the Company commenced direct distribution of its products in Canada through a new wholly-owned subsidiary, dj Ortho, Canada Inc. (dj Canada).  Effective January 2002, the Company commenced direct distribution of its products in Germany and the United Kingdom through two new wholly-owned subsidiaries, dj Orthopedics Deutschland GmbH (dj Germany) and dj Orthopaedics UK Ltd (dj UK).  In each of these countries the Company had previously sold its products through third-party distributors.

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes and intangibles.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Fair Value of Financial Instruments

In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, the following methods and assumptions were used in estimating fair value disclosures:

•                    Cash and Cash Equivalents and Accounts Receivable.  The carrying amounts approximate fair values because of the short maturities of these instruments and the reserves for contractual allowances and doubtful accounts which, in the opinion of management, are adequate to state accounts receivable at their fair value.

•                    Long-Term Debt.  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2004.

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

Debt Issuance Costs

Debt issuance costs are capitalized and the Company amortizes these costs over the life of the related debt instruments, ranging from six to ten years and classifies the amortization expense with interest expense in the accompanying consolidated statements of operations.

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

The Company recognizes revenue pursuant to Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from third-party insurance payors are recorded net of estimated contractual allowances, which are accrued as a percent of revenues based on actual historical experience. Revenues are also reduced by allowances for estimated returns and rebates related to sales transacted through distribution agreements that provide the distributors with a right to return excess and obsolete inventory. Estimated returns, based on historical actual returns, are accrued in accordance with the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists, in the period sales are recognized. In addition, rebates are accrued at the time of sale based upon historical experience and estimated revenue levels in accordance with agreed upon terms with customers.  Furthermore, the Company includes amounts billed to customers for freight in revenue.

Shipping and Handling Costs

Shipping and handling costs are included in costs of goods sold and were $13.9 million, $10.7 million and $9.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Warranty Costs

Some products have a limited warranty and estimated warranty costs are accrued based on historical experience in the period sales are recognized.  Warranty costs are included in costs of goods sold and were $1.3 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising Expense

Advertising costs are expensed as incurred.  The Company incurred $0.5 million, $0.2 million and $0.1 million in advertising expenses for the years ended December 31, 2004, 2003 and 2002, respectively.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity.  Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction.  The aggregate exchange rate gain or (loss) included in determining net income for the years ended December 31, 2004 and 2003 was $0.6 million and $0.4 million, respectively.  There was no exchange rate gain or (loss) included in determining net loss for the year ended December 31, 2002.

Concentration of Credit Risk

The Company sells the majority of its products in the United States to orthopedic professionals, distributors, specialty dealers and buying groups.  International sales comprised 11%, 13% and 12% of the Company’s net revenues for the years ended December 31, 2004, 2003 and 2002, respectively, and are sold through wholly-owned subsidiaries and independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated bad debts.  In addition, approximately 48% and 41% of the Company’s net receivables at December 31, 2004 and 2003, respectively, are from third-party payors.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have been within management’s estimates.

During the three years ended December 31, 2004, the Company had no individual customer or distributor, which accounted for 10% or more of total annual revenues.

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

	2004	2003	2002
Shares used in basic net income (loss) per share – weighted average shares outstanding	21,221	17,963	17,873
Net effect of dilutive common share equivalents based on treasury stock method	988	828	—
Shares used in computations of diluted net income (loss) per share	22,209	18,791	17,873

Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan under recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation cost has been recognized for the fixed stock option plans or stock purchase plan.  In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan purchases under the fair value method of SFAS No. 123.  The fair value of the options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 2004, 2003 and 2002: a risk-free interest rate of 3.18%, 2.68% and 2.92%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 71.5%, 74.2% and 90.9%, respectively, and a weighted average life of an option of four years.  The fair value of the employee stock purchase plan purchases was estimated using the Black-Scholes valuation model with the following assumptions for 2004, 2003 and 2002: a risk-free interest rate of 1.51%, 1.30% and 1.86%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 61.7%, 59.0% and 90.9%, respectively, and a weighted average life of 1.3 years, 0.8 years and 0.6 years, respectively.

For the years ended December 31, the following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	2004	2003	2002
Net income (loss) as reported	$14,015	$12,071	$(15,195)
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(6,356)	(2,026)	(654)
Pro forma net income (loss)	$7,659	$10,045	$(15,849)
Basic net income (loss) per share:
As reported	$0.66	$0.67	$(0.85)
Pro forma	$0.36	$0.56	$(0.89)

Diluted net income (loss) per share:
As reported	$0.63	$0.64	$(0.85)
Pro forma	$0.34	$0.53	$(0.89)

The pro forma effect on net income (loss) as shown above is not necessarily indicative of potential pro forma effects on results for future years.  The weighted average fair value of options granted during 2004, 2003 and 2002 was $12.09, $11.30 and $3.20 per share, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards.  SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a material impact on its consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  SFAS No. 123(R) must be adopted in the first interim period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) effective in its third fiscal quarter beginning July 3, 2005.  The Company has not yet quantified the impact that adoption of SFAS No. 123(R) will have on its financial statements, but expects such impact to be material.  The Company is currently determining how or if the adoption of SFAS No. 123(R) will impact the magnitude or form of its share-based compensation to employees.

Purchase of Rights to Distributor Territories

During the year ended December 31, 2004, the Company purchased rights to certain distributor territories in the U.S., for amounts aggregating $1.9 million, in connection with a reorganization of the distribution activities within such territories.  These reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories and reduction of the Company’s distribution costs within such territories for a defined period of time.  Purchase price aggregating $1.2 million was capitalized as an intangible asset and will be amortized over the period of cost reduction.  Purchase price aggregating $0.7 million was recorded as notes receivable and is included in other current or long-term assets, depending on maturity, and will be repaid over periods ranging from three years to five years.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 replaced prior accounting standards and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. On an ongoing basis, absent any indicators of impairment, the Company performs an annual impairment evaluation during the fourth quarter, as of October 1st each year.  With the exception of goodwill related to our Regeneration acquisition of $39 million, the Company believes that the goodwill acquired through December 31, 2004 benefits the entire enterprise and since its reporting units share the majority of the Company’s assets, the Company compares the total carrying value of the Company’s consolidated net assets (including goodwill) to the fair value of the Company.  With respect to goodwill related to the Regeneration acquisition, the Company compares the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

During the year ended December 31, 2004, the Company acquired a license to a patent for $0.8 million. This amount was recorded as an intangible asset and will be amortized over the remaining life of the patent, through June 2010.

Components of intangible assets acquired in business combinations and acquired as individual assets are as follows (in thousands):

	December 31, 2004				December 31, 2003
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(years)
Intangible assets subject to amortization:
Patented and existing technology	5-20	$51,886	$(16,250)	$35,636	$51,886	$(11,897)	$39,989
Customer base	15-20	18,026	(6,187)	11,839	17,519	(5,020)	12,499
Licensing agreements	5	4,200	(654)	3,546	6,000	(2,233)	3,767
Other	0.3-20	5,487	(1,791)	3,696	5,254	(2,464)	2,790
		$79,599	$(24,882)	$54,717	$80,659	$(21,614)	$59,045
Intangible assets not subject to amortization:
Goodwill	N/A	$110,587	N/A	$96,639	$110,499	N/A	$96,552

Amortization expense related to intangible assets was $7.0 million, $3.4 million and $2.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Future amortization expense of intangible assets is estimated to be $54.7 million, as follows: 2005 - $7.3 million, 2006 - $6.9 million, 2007 - $6.5 million, 2008 - $5.8 million, 2009 - $5.7 million and thereafter - $22.5 million.

Except for the goodwill attributed to the Regeneration segment (see Note 3), the Company does not allocate goodwill to individual reporting segments.

Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

2.                                      Financial Statement Information

Inventories

Inventories consist of the following at December 31 (in thousands):

	2004	2003
Raw materials	$7,116	$7,074
Work-in-progress	1,027	1,565
Finished goods	14,109	13,264
	22,252	21,903
Less reserves, primarily for excess and obsolete Inventories	(3,181)	(6,369)
	$19,071	$15,534

During the year ended December 31, 2004, the Company disposed of gross inventories aggregating $2.4 million which had been fully reserved for in a previous year.

Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31 (in thousands):

	2004	2003
Leasehold improvements	$4,430	$4,477
Furniture, fixtures and equipment	39,362	38,849
	43,792	43,326
Less accumulated depreciation and amortization	(28,329)	(27,770)
	$15,463	$15,556

Depreciation expense was approximately $5.3 million, $4.3 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, and amortization expense related to property, plant and equipment was approximately $0.7 million, $0.5 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accrued Compensation

Accrued compensation consists of the following at December 31 (in thousands):

	2004	2003
Accrued vacation	$1,670	$1,296
Accrued workers’ compensation	2,049	2,566
Other accrued compensation	1,765	2,784
	$5,484	$6,646

3.              Acquisitions

KD Innovation Acquisition

On August 30, 2004, the Company acquired the outstanding stock of KD Innovation A/S (KDI), its independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS (dj Nordic), has direct responsibility for sales, marketing and distribution of dj Orthopedics’ products in Denmark, Finland, Norway and Sweden.  The stock purchase agreement provided for the purchase of all of the outstanding capital stock for KDI for an initial cash purchase price of $0.7 million, paid in October 2004, plus amounts aggregating up to an additional $0.5 million through 2006 if certain net operating income targets are met.  The acquisition was accounted for using the purchase method of accounting whereby a total purchase price of approximately $1.0 million, including the portion of the contingent future payments that are deemed by management to be probable, was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The assets acquired included cash of approximately $0.1 million.

Regeneration Acquisition

On November 26, 2003, the Company acquired the Regeneration business from OrthoLogic for approximately $93.0 million in cash plus certain assumed liabilities aggregating approximately $0.9 million and transaction costs amounting to approximately $0.9 million. The Company financed the purchase with cash on hand of $12.1 million and a portion of the proceeds of a $100.0 million term loan received in connection with a new credit agreement.

The total purchase price was comprised of the following (in thousands):

Cash paid for Regeneration business	$93,000
Transaction costs	939
Total purchase price	$93,939

The Regeneration acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date, adjusted in 2004 to equal the final purchase price. The final purchase price was allocated as follows (in thousands):

Fair value of net tangible assets acquired and liabilities assumed:
Accounts receivable, net	$7,927
Inventories, net	2,611
Other current assets	42
Fixed assets, net	922
Other assets	14
Accounts payable	(401)
Accrued compensation and commissions	(277)
Other accrued liabilities	(200)
		10,638
Fair value of identifiable intangible assets acquired:
Existing technology	27,800
Patented technology	10,100
Customer relationships	5,200
Customer contract	800
Distribution agreement	700
Order backlog	200
		44,800
Goodwill		38,501
Total purchase price allocation		$93,939

The intangible assets are being amortized over their estimated useful lives, which range from 4 months to 10 years.

The accompanying consolidated statements of operations reflect the operating results of the Regeneration business since the acquisition date of November 26, 2003. Assuming the purchase of the Regeneration business had occurred on January 1 of the respective years ended December 31, the pro forma unaudited results of operations would have been as follows (in thousands, except per share data):

	2003	2002
Net revenues	$240,378	$221,600
Costs of goods sold	92,562	102,727
Gross profit	147,816	118,873
Operating expenses:
Sales, marketing, general and administrative	98,794	104,221
Research and development	5,211	3,779
Amortization of acquired intangibles	4,808	4,808
Impairment of long-lived assets	—	3,666
Performance improvement, restructuring and other	(497)	10,008
Total operating expenses	108,316	126,482
Income (loss) from operations	39,500	(7,609)
Interest expense, net of interest income	(14,434)	(14,365)
Other income (expense)	466	(200)
Income (loss) before income taxes	25,532	(22,174)
Benefit (provision) for income taxes	(10,162)	8,453
Net income (loss)	$15,370	$(13,721)

Net income (loss) per share:
Basic	$0.86	$(0.77)
Diluted	$0.82	$(0.77)

Weighted average shares outstanding used to calculate per share information:
Basic	17,963	17,873
Diluted	18,791	17,873

DuraKold acquisition

In June 2003, the Company completed the purchase of specified assets and assumed certain liabilities of Dura*Kold Corporation (DuraKold) for an aggregate purchase price of $3.0 million. The assets acquired from DuraKold included tangible and intangible assets related to a line of proprietary cold wrap products for orthopedic and medical applications. The Company began selling the products manufactured by DuraKold in July 2001 under a distribution agreement. The DuraKold acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as follows:

Goodwill	$2,446
Other intangible assets	368
Tangible assets	186
Net assets acquired	$3,000

The other intangible assets include a covenant not to compete and the acquired customer base, which are being amortized over their estimated useful lives.

4.              Performance Improvement, Restructuring and Other Charges

Restructuring Costs

In August 2004, the Company began the integration of its Regeneration sales organization into its DonJoy sales organization and most of its remaining Regeneration operations in Tempe, Arizona into its corporate facility in Vista, California.  The objectives of the Regeneration integration are to strengthen the distribution activities of the Regeneration business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration have been incurred.  There can be no assurance the integration will be successful or achieve the desired goals.  In addition, in August 2004, the Company completed construction of a new leased 200,000 square foot manufacturing facility in Tijuana, Mexico to replace three separate facilities it operated in the same area. All of the Company’s existing Mexico facilities were moved to this new facility in 2004.  In the fourth quarter of 2004, the Company initiated the relocation of the manufacturing of its cold therapy products and machine shop activities from Vista, California to the new Mexico plant. The relocation to Mexico of these California-based activities is expected to result in reduced manufacturing costs beginning in 2005.  The Regeneration integration and the move of the U.S. manufacturing operations resulted in the elimination of approximately 130 positions, including temporary employees, by December 31, 2004.  Approximately 110 new positions were added in Vista and Mexico in the aggregate to accommodate the operations moved to each of those locations. The Regeneration integration and manufacturing move were both substantially completed by December 31, 2004.

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that costs associated with an exit or disposal activity be recorded as an expense and a liability when incurred.  The results for the year ended December 31, 2004 include charges totaling $4.7 million ($2.9 million net of tax) including $3.8 million related to the Company’s Regeneration integration and $0.9 million related to the manufacturing move.

Restructuring costs in the accompanying consolidated statement of income for the year ended December 31, 2004, are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Accrued Liability at December 31, 2004

Employee severance and retention costs	$2,435	$(943)	$—	$1,492
Other	2,258	(1,735)	(167)	356
Total	$4,693	$(2,678)	$(167)	$1,848

Performance Improvement Program

In 2002, the Company completed a company-wide performance improvement program with the objective of increasing revenues and reducing both costs of goods sold and operating expenses as a percentage of net revenues beginning in 2003.  The Company retained the services of AlixPartners, LLC, a consulting firm specializing in corporate performance enhancement, to assist with its performance improvement program.  The Company’s performance improvement program included the elimination of several employee positions.  The Company also moved the manufacturing of all its remaining soft goods and certain non-custom rigid braces manufactured in the United States to its manufacturing facilities in Mexico. In connection with the manufacturing move, a portion of the Company’s United States manufacturing facilities was vacated and in 2002 the Company accrued the estimated future net rent that would be paid for the vacated facilities, in excess of estimated sublease income. In 2003, the Company decided to retain the vacant space for future expansion and discontinued its efforts to sublease the vacant space.  Accordingly, the remaining accrual for rent for the vacant space of $0.5 million was reversed in 2003 and credited to operating expenses.

The results for 2002 include charges totaling $10.0 million ($6.4 million net of tax) related to the Company’s performance improvement program, including charges for severance pay, consultants, moving costs and accrued rent related to manufacturing facilities vacated by the Company in the United States.

Total restructuring costs accrued in 2002 and reflected in the accompanying consolidated balance sheet at December 31, 2004 are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Reversals Affecting Operating Results	Accrued Liability at December 31, 2004

Employee severance costs	$3,936	$(3,936)	$—	$—	$—
Lease termination and other exit costs	1,926	(989)	—	(497)	440
Total	$5,862	$(4,925)	$—	$(497)	$440

Historically, the Company relied heavily on third-party billing service providers to provide information about the accounts receivable of its third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  During 2002, the Company enhanced the ability of its systems to obtain and analyze the information processed by these billing service providers.  The Company’s increased ability to obtain and better analyze information beginning in 2002 revealed that, as a result of historical third-party billing problems, the Company had experienced an increase in allowances and bad debts for accounts receivable from the Company’s third-party payor customers and the Company increased its provisions for contractual allowances and doubtful accounts by an aggregate of $6.7 million ($4.3 million net of tax) for the year ended December 31, 2002, which is included in sales and marketing expenses in the accompanying consolidated statements of operations for 2002.

In connection with its performance improvement program, the Company also refocused its resources on its core business within the rehabilitation segment of the orthopedic market.  As a result, the Company ceased active commercialization of its surgical product lines and discontinued marketing its knee replacement product.  In 2002, the Company recorded provisions for inventories related to discontinued product lines in the aggregate amount of $2.8 million ($1.8 million net of tax).  Additionally, the Company provided incremental provisions for estimated excess inventories in the amount of $2.3 million ($1.5 million net of tax) in 2002.  The increase in the Company’s accounting estimate for these reserves was primarily related to inventories on hand for certain new product areas which had not achieved anticipated market share.

As a result of certain new products not achieving anticipated revenues or estimated recovery values of assets being disposed of being less than anticipated, the Company’s cash flows from such new products or assets were lower through December 31, 2002 than originally estimated. In accordance with SFAS No. 144, the Company recognized charges of $3.7 million related to impairment of certain long-lived assets during 2002.

5.                                      Long-Term Debt

The Company’s long-term debt consists of the following at December 31 (in thousands):

	2004	2003
Term loan due in installments through May 15, 2009 bearing Interest at LIBOR plus 2.25% (4.32% at December 31, 2004)	$95,000	$100,000
Less current portion	(5,000)	(5,000)
Long-term portion of term loan	$90,000	$95,000

12 5/8% senior subordinated notes, net of unamortized discount of $844 at December 31, 2003, repaid in 2004	$—	$74,156

Redemption of Senior Subordinated Notes

In June 2004, the Company redeemed all of its outstanding senior subordinated notes for $79.7 million, including a redemption premium of $4.7 million.  The redemption was funded by net proceeds of $56.5 million from the Company’s February 2004 sale of common stock and from existing cash.  As a result of the redemption, the Company recorded a charge of $7.8 million, including a redemption premium of $4.7 million, unamortized debt issuance costs of $2.3 million and original issue discounts of $0.8 million.  Prior to the redemption, the Company had received the consents necessary under its credit agreement to use the proceeds from the sale of shares by the Company and cash on hand to redeem the notes.

Credit Agreement

In connection with the Regeneration acquisition, the Company entered into a new credit agreement, which was comprised of a $100.0 million term loan and also provides the Company with available borrowings under a $30.0 million revolving credit facility. Proceeds from the term loan were also used to repay the Company’s existing bank debt, amounting to approximately $15.5 million. The revolving credit facility permits the Company to enter into revolving loans of up to $30.0 million, enter into swing line loans and obtain letters of credit. The Company currently has no borrowed amounts drawn under the revolving credit facility, but is contingently liable for outstanding letters of credit aggregating $3.8 million. Borrowings under the revolving credit facility, if any, will bear interest at variable rates plus an applicable margin. The maturity date of the revolving credit facility is November 26, 2008. In July 2004, the Company completed an amendment of its credit agreement providing for a reduction in the interest rate applicable to its outstanding term loan from LIBOR plus 2.75% to LIBOR plus 2.25% (4.32% at December 31, 2004). On September 28, 2004, the Company completed a second amendment to its credit agreement permitting the Company to repurchase up to $20 million of its common stock, subject to certain liquidity requirements.

Repayment.  Principal repayment of the term loan is scheduled in quarterly installments of $1.25 million through December 31, 2008, with the remaining principal due in two equal installments on March 31, 2009 and May 15, 2009. The credit agreement also requires the Company to make mandatory prepayments under certain circumstances.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by dj Orthopedics, Inc., dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

Covenants.  The credit facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) prepay subordinated indebtedness or amend other debt instruments; (iv) pay dividends or make other distributions (except for certain tax distributions); (v) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (vi) engage in mergers or consolidations; (vii) change the business conducted by the Company; (viii) grant liens, sell its assets; (ix) or engage in certain other activities.  In addition, the credit agreement requires the Company to maintain specified financial ratios, including maximum total and senior leverage ratios, a minimum consolidated interest coverage ratio and a minimum consolidated fixed charge coverage ratio.  The Company was in compliance with all covenants as of December 31, 2004.

Debt Issuance Costs

In 2003, the Company capitalized debt issuance costs of $2.6 million in association with its new credit agreement. An additional $0.3 million in costs were capitalized in 2004 in connection with the July 2004 amendment of the credit agreement. The total costs related to the credit agreement are being amortized as interest expense over the term of the credit agreement and are reflected in the accompanying consolidated balance sheets, net of accumulated amortization of $0.5 million and $0.04 million at December 31, 2004 and 2003, respectively. In addition, the Company capitalized debt issuance costs of $5.9 million in connection with its senior subordinated notes. These debt issuance costs are reflected in the accompanying consolidated balance sheet, net of accumulated amortization of $3.4 million as of December 31, 2003. At the time of the redemption of the senior subordinated notes in June 2004, the net balance of the related debt issuance costs was $2.3 million, which was expensed at the time of the redemption.

6.                                      Related Party Transactions

The Company paid affiliates of J.P. Morgan DJ Partners, LLC (JPMDJ Partners), a major shareholder of the Company, $250,000 in 2002 for providing financial advisory services in connection with financings and acquisitions, including providing the services of Charles T. Orsatti, the Company’s former Chairman. This arrangement terminated in 2002.

On June 30, 1999, DonJoy consummated a recapitalization pursuant to which JPMDJ Partners obtained a controlling interest in DonJoy.  On June 28, 2000, JPMDJ Partners and certain members of management repurchased the remaining common units held by DonJoy’s former parent, Smith & Nephew.  In connection with an equity investment in June 2001, JPMDJ Partners and certain members of management purchased additional common units in DonJoy.  In connection with these equity transactions, three members of management purchased a portion of the Company’s equity and financed the purchases with full recourse promissory notes, aggregating $1.9 million at inception. In 2000, dj Orthopedics agreed to amend and restate these promissory notes. The principal amount of each amended and restated note was equal to the sum of outstanding principal on the original notes and any accrued and unpaid interest on the notes. In addition, the amended and restated notes permit the members of management to increase the principal amount due under the note by the amount of a scheduled annual interest payment (the “PIK Option”).  If a member of management elects the PIK Option, the principal amount of his note is increased by the amount of the scheduled interest payment and interest then accrues on the principal amount of the note as so increased.  The amended and restated notes mature in 2007.

The promissory notes due from current management stockholders amounted to $1.7 million and $2.0 million at December 31, 2004 and 2003, respectively.  Two management stockholders have repaid the entire balances of their promissory notes owed to the Company, including $0.3 million paid in each of 2004 and 2003. The remaining management stockholder repaid notes aggregating $0.5 million to the Company in February 2005 (see Note 13).  The notes are secured by common stock of dj Orthopedics owned by each noteholder.

7.                                      Common and Preferred Stock

At December 31, 2004, the Company had a total of 21,459,428 shares of common stock outstanding.

In June 2004, the Company completed a public offering of 3,072,379 shares of its common stock.  All of these shares were sold by certain of the Company’s stockholders and the Company did not receive any of the net proceeds.  The Company incurred costs of $0.2 million related to this offering, which were recorded as a reduction in the Company’s additional paid-in capital.

In February 2004, the Company completed a public offering of 8,625,000 shares of its common stock.  The offering consisted of 3,162,500 shares of common stock sold by the Company at $19.00 per share for net proceeds, after underwriters’ commissions and other costs, of $56.5 million and 5,462,500 shares sold by certain of the Company’s stockholders.

In May 2003, the Company’s shareholders approved a reduction in the total authorized number of shares of capital stock from 125 million to 40 million; a reduction in the authorized number of shares of common stock from 100 million to 39 million; and a reduction in the authorized number of shares of preferred stock from 25 million to 1 million.

Stock Options

2001 Omnibus Plan

The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors.  Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of the Company’s common stock with respect to which awards may be granted under the Omnibus Plan is 5,865,110 at December 31, 2004.  On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan is automatically increased by a number of shares equal to 3% of the number of shares of common stock outstanding on the previous December 31.  In addition, shares of common stock reserved for but not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan.  Also, shares tendered to dj Orthopedics, Inc. in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended.  The Omnibus Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, dj Orthopedics, Inc. and its subsidiaries. At December 31, 2004 and 2003, options to purchase 3,173,472 and 2,559,550 shares had been granted and 610,343 and 270,971 shares were exercisable, respectively.  On December 31, 2004, 2,413,335 shares were available for future grant under the Omnibus Plan. On January 1, 2005, the shares available for future grant were increased by 643,783 shares to 3,057,118 shares.

1999 Option Plan

Under the Company’s Fifth Amended and Restated 1999 Option Plan (the 1999 Option Plan), 1,933,174 common shares have been reserved for issuance upon exercise of options granted under the plan. The 1999 Option Plan is administered by the Compensation Committee. The plan will expire on August 19, 2015 unless the Company terminates it before that date. The 1999 Option Plan provides for the grant of nonqualified options to officers, directors and employees of, and consultants and advisors to, dj Orthopedics, Inc.

The Company has granted options to purchase an aggregate of 637,681 shares of common stock under the 1999 Option Plan of which approximately 71% are time-vesting options and approximately 29% are event-vesting options of which 415,503 are outstanding as of December 31, 2004.  As of December 31, 2004, all event-vesting options were vested or had been cancelled. As of December 31, 2004, options to purchase 373,140 shares issued under the 1999 Option Plan were exercisable. No future options will be granted under the 1999 Option Plan, and all shares of common stock, which would otherwise have been available for issuance under the 1999 Option Plan will be available for issuance under the 2001 Omnibus Plan.

2001 Non-Employee Director’s Stock Option Plan

The Company has adopted the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan. In May 2003, the Company’s shareholders approved the following amendments to this plan: (1) individuals elected to the Board more than 12 months after the company’s 2001 initial public offering of common stock would receive an automatic grant of 30,000 options instead of 15,000 options at an exercise price equal to 100% of the fair market value of the common stock as of such date; (2) options granted after the effective date of the amendment would vest entirely on the first anniversary of the grant date; and (3) individuals elected to the Board who represent J.P. Morgan DJ Partners, LLC, would not be eligible for grants under the plan.  A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the plan.  A total of 255,000 and 135,000 options had been granted under the Plan at December 31, 2004 and 2003, respectively.  No options were granted under this plan prior to 2002.  As of December 31, 2004, options to purchase 90,000 shares issued under the Director Plan were exercisable.

The following table summarizes option activity under all plans through December 31, 2004:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share
Outstanding at December 31, 2001	2,009,889	$9.25 - $17.00	$12.36
Granted	1,111,350	$2.97 - $12.80	4.85
Cancelled	(913,839)	$3.52 - $17.00	10.54
Outstanding at December 31, 2002	2,207,400	$2.97 - $17.00	8.03
Granted	1,715,500	$3.91 - $25.92	19.82
Exercised	(358,141)	$2.97 - $17.00	10.22
Cancelled	(232,528)	$3.52 - $17.00	9.16
Outstanding at December 31, 2003	3,332,231	$2.97 - $25.92	13.78
Granted	1,234,200	$17.99-$26.65	21.75
Exercised	(483,040)	$2.97 - $17.00	8.51
Cancelled	(264,416)	$3.52 - $25.92	19.10
Outstanding at December 31, 2004	3,818,975	$2.97 - $26.65	$16.74

The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Options Outstanding as of December 31, 2004	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable as of December 31, 2004	Weighted Average Exercise Price
$ 2.97	-$ 4.10	736,222	7.9	$3.82	293,422	$3.79
$ 7.24	-$10.80	656,869	6.6	8.72	409,244	8.96
$12.25	-$18.00	203,934	7.3	15.36	110,571	14.99
$19.35	-$26.65	2,221,950	9.3	23.52	260,246	25.48
$ 2.97	-$26.65	3,818,975	8.5	16.74	1,073,483	12.17

Employee Stock Purchase Plan

The Employee Stock Purchase Plan provides for the issuance of up to 1,361,771 shares of the Company’s common stock.  During each purchase period, eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their cash compensation for the purchase of common stock under the plan.  The purchase price of the shares under the plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty-four month offering period or the last day of each six-month purchase period during the offering period.  On January 1 of each year, commencing with January 1, 2003, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1.0% of the Company’s outstanding shares on December 31 of the preceding year.  The Company’s Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year.  The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares.  Through December 31, 2004, 323,657 shares had been issued under the Employee Stock Purchase Plan. On January 1, 2005, 2004 and 2003, the number of shares reserved for issuance under the Employee Stock Purchase Plan was increased by 214,594, 183,042 and 178,729 shares, respectively. On January 1, 2005 total shares reserved for issuance were 1,252,708.

Repurchases of Common Stock

On September 27, 2004, the Company’s board of directors authorized a program to repurchase up to $20 million of the Company’s common stock. The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. Through December 31, 2004, the Company has repurchased 837,300 shares of its common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.

8.                                      Income Taxes

The benefit (provision) for income taxes, including the deferred taxes, on income (loss) before income taxes is as follows for the years ended December 31 (in thousands):

	2004	2003	2002
Current
Federal	$(30)	$(15)	$—
State	184	(380)	(150)
Foreign	(268)	(647)	(183)
	(114)	(1,042)	(333)
Deferred
Federal	(7,097)	(5,064)	9,279
State	(1,403)	(1,874)	415
Foreign	(408)	—	—
	(8,908)	(6,938)	9,694

Benefit (provision) for income taxes	$(9,022)	$(7,980)	$9,361

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2004	2003
Deferred tax assets/(liabilities):
Goodwill for	$33,091	$39,657
Accrued expenses	2,810	2,234
Allowance for bad debts	2,650	5,987
Provision for excess and obsolete inventories	2,442	3,062
Net operating loss carryforwards	14,481	10,623
Fixed assets depreciation	(1,156)	(1,061)
Other, net	(316)	159
Total deferred taxes	54,002	60,661
Valuation allowance	—	(1,869)
Net deferred tax assets	$54,002	$58,792

Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate future taxable income prior to the expiration of net operating loss carryforwards.  As of December 31, 2003, the Company recorded a valuation allowance of $1.9 million related to net operating loss carryforwards from stock option deductions.  Based upon expected usage of these loss carryforwards, the valuation allowance was released in 2004 and the benefit was recorded directly to stockholders’ equity.  Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2004.

As of December 31, 2004, the Company has U.S. federal net operating loss carryforwards of $37.2 million, which begin to expire in 2021. As a result of the Company's 2004 stock offerings (see Note 7), certain changes in the Company's ownership may limit future annual utilization of the Company's federal net operating loss carryforwards. The Company also has $29.3 million of various state net operating loss carryforwards, which begin to expire in 2006 and $0.3 million of various foreign net operating loss carryforwards, which begin to expire in 2008.

The reconciliation of income tax attributable to income before provision/benefit for income taxes at the U.S. federal statutory rate to income tax provision/benefit in the accompanying statements of operations for the years ended December 31 is as follows:

	2004	2003	2002
Federal tax at statutory rate	35.0%	35.0%	34.0%
State income tax, net of federal benefit	3.4%	7.3%	1.0%
Other	0.8%	(2.5)%	3.1%
	39.2%	39.8%	38.1%

The Company made income tax payments, net of (refunds), totaling $0.6 million, ($0.1) million and $0.8 million in the years ended December 31, 2004, 2003 and 2002, respectively.

Income (loss) before income taxes includes the following components for the years ended December 31 (in thousands):

	2004	2003	2002
United States	$21,270	$18,757	$(23,823)
Foreign	1,767	1,294	(733)
	$23,037	$20,051	$(24,556)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.1 million at December 31, 2004.  Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to generate foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  It does not have a history of significant adjustments to its tax accruals as a result of these audits.  The Company believes that its accruals for tax liabilities are adequate for the open years.

9.                                      Segment and Related Information

The Company’s reportable segments, except for Regeneration, reflect its primary distribution channels. Regeneration is considered a reportable segment because of management’s separate focus on its growth and profitability. The Company’s reportable segments are as follows:

•                  DonJoy, is the Company’s largest sales channel, comprised of the sale of rigid knee braces, pain management products, Regeneration products (effective August 2004) and certain soft goods.  The channel consists of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents and a few of the Company’s direct sales representatives. The Company’s sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because the DonJoy product lines generally require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent based on sales of such products. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements;

•                  ProCare, in which products are sold by approximately 36 direct and independent representatives that manage over 310 dealers focused primary and acute facilities. Products are sold primarily to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods and specialty products requiring little or no patient education. These distributors resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients;

•                  Regeneration, in which the Company’s OL1000 product is sold through a combination of direct sales representatives and approximately 100 sales representatives dedicated to selling the OL1000 product, of which approximately 43 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S, into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient;

•                  OfficeCare, in which the Company maintains an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. The Company outsources most of the revenue cycle of this program, from billing to collections, to an independent third-party contractor.  The OfficeCare program is also intended to facilitate the introduction of the Company’s products to orthopedic surgeons who had not previously been the Company’s customers.  As of December 31, 2004, the OfficeCare program was located at over 650 physician offices throughout the United States.  The Company has contracts with over 500 third-party payors for our OfficeCare products; and

•                  International, in which the Company’s products are sold in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 40 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenue, gross profit and operating income (loss) information for the Company’s reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented, (ii) the impairment of long-lived assets and performance improvement, restructuring, and other costs for 2002 and (iii) the restructuring costs associated with the manufacturing move in 2004.  Information for the Regeneration segment includes operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and includes the impact of purchase accounting and related amortization of acquired intangible assets. For the years ended December 31, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.7 million and $0.5 million, respectively.   For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2004	2003	2002
Net Revenues:
DonJoy	$99,771	$95,353	$90,796
ProCare	50,159	47,858	46,444
Regeneration	49,658	3,989	—
OfficeCare	27,551	25,631	22,966
International	28,860	25,108	22,430
Consolidated net revenues	$255,999	$197,939	$182,636

Gross Profit:
DonJoy	58,498	53,824	53,377
ProCare	19,294	19,805	11,323
Regeneration	43,032	3,145	—
OfficeCare	22,408	20,162	16,829
International	17,603	15,076	10,325
Gross profit of reportable segments	160,835	112,012	91,854
Expenses not allocated to segments	—	—	(5,096)
Consolidated gross profit	$160,835	$112,012	$86,758

Income (loss) from operations:
DonJoy	22,415	22,437	23,040
ProCare	9,950	10,224	2,382
Regeneration	7,836	537	—
OfficeCare	3,976	2,801	(4,591)
International	5,398	6,255	824
Income from operations of reportable segments	49,575	42,254	21,655
Expenses not allocated to segments	(10,502)	(10,485)	(34,123)
Consolidated income (loss) from operations	$39,073	$31,769	$(12,468)

For the years ended December 31, 2004, 2003 and 2002, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

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

Net revenues, attributed to geographic location based on the location of the customer, for the years ended December 31, were as follows (in thousands):

	2004	2003	2002

United States	$227,139	$172,831	$160,206
Europe	20,369	16,265	13,073
Other countries	8,491	8,843	9,357
Total consolidated net revenues	$255,999	$197,939	$182,636

Total assets by region at December 31 were as follows (in thousands):

	2004	2003

United States	$296,923	$313,857
International	9,927	6,647
Total consolidated assets	$306,850	$320,504

10.                               Commitments and Contingencies

The Company is obligated under various noncancellable operating leases for land, buildings, equipment and vehicles through August 2014.  Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates.  The Company is headquartered in Vista, California and operates manufacturing locations in Vista, California and Tijuana, Mexico. The Company also leases warehouse and office space in Indiana, Germany, Canada, France, the United Kingdom and Denmark.  All of the Company’s facilities are leased; none are owned.

Minimum annual lease commitments for noncancellable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$5,188
2006	4,925
2007	4,305
2008	1,893
2009	1,563
2010 and thereafter	6,410
$24,284

On October 20, 2004, the Company entered into a Lease Agreement with Professional Real Estate Services, Inc. (PRES) under which PRES will undertake to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land currently leased to the Company in Vista, California.  Once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.  The commitments table above includes only the rent for the Company’s current Vista facilities as future rent payments to PRES for the new facility cannot be determined as of December 31, 2004.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by the Company, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, the Company’s lease for the vacant land was terminated, and when the new headquarters facility is completed and occupied, the Company’s leases for its existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, the Company will make a lump sum rent payment to PRES, which will be recorded as operating expense when incurred, equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If PRES is able to lease the Company’s former Vista facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company.

Aggregate rent expense was approximately $5.4 million, $3.4 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Contingencies

From time to time, the Company has been involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses. The Company is not aware of any pending lawsuits that could have a material adverse effect on its business, financial condition and results of operations.

11.                               Employee Benefit Plan

The Company has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees. The Company matches 100% of the first $500 contributed annually by each employee and 30 percent of additional employee contributions up to six percent of total compensation.  The Company’s matching contributions related to this plan were $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2004.

12.                               Quarterly Results (unaudited)

The following table summarizes certain of the Company’s operating results by quarter for 2004 and 2003:

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$62,241	$63,186	$62,471	$68,101	$255,999
Gross profit	38,882	40,233	39,438	42,282	160,835
Income from operations	10,294	11,104	8,688	8,987	39,073
Net income	$3,980	$67	$4,668	$5,300	$14,015
Basic net income per share	$0.20	$—	$0.21	$0.25	$0.66
Diluted net income per share	$0.19	$—	$0.20	$0.24	$0.63
Number of operating days	61	64	63	65	253

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$47,054	$47,420	$48,850	$54,615	$197,939
Gross profit	25,793	26,166	28,202	31,851	112,012
Income from operations	5,774	7,087	9,285	9,623	31,769
Net income	$1,659	$2,689	$3,642	$4,081	$12,071
Basic net income per share	$0.09	$0.15	$0.20	$0.23	$0.67
Diluted net income per share	$0.09	$0.15	$0.19	$0.21	$0.64
Number of operating days	62	64	63	64	253

13.                               Subsequent Event

In February 2005, a management stockholder owing $1.7 million of promissory notes to the Company as of December 31, 2004, repaid $0.5 million of those notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a – 15(e) and 15d – 15(e)) as of December 31, 2004.  Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Securities Exchange Act of 1934.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the

Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

dj Orthopedics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that dj Orthopedics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). dj Orthopedics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that dj Orthopedics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, dj Orthopedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of dj Orthopedics, Inc. and our report dated February 22, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

February 22, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company has adopted a Code of Business Conduct and Ethics and a set of Corporate Governance Guidelines.  These documents can be accessed on the Company’s website under the investor relations page, and are available in print to stockholders who submit a written request to the Secretary of the Company at the address of the Company’s principal executive offices.  In addition, the Audit, Compensation and Nominating and Corporate Governance Committees are each adopting a charter governing the activities of such committee.  In accordance with New York Stock Exchange rules, these documents will similarly be available either on the website or by written request no later than the date of the Company’s 2005 Annual Stockholders Meeting.

The other information under Item 10 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.  See also the identification of the Executive Officers following Item 4 of this Form 10-K.

Item 11. Executive Compensation

Item 11 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 12 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Item 13. Certain Relationships and Related Transactions

Item 13 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

Item 14. Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this report:

1.               The following consolidated financial statements of dj Orthopedics, Inc., including the report thereon of Ernst & Young LLP, are filed as part of this report under Item 8- Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.               Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.               Exhibits:

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to the Registration Statement of dj Orthopedics, Inc. on Form S-3 (Reg. No. 333-111465))

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

10.1	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.2	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.3

Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.4

Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.5

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.6

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
10.8

Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.9	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.10	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.11	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.12

Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.13

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.14

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2002)

10.15

The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.16

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.17

Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.18

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended September 27, 2003)

10.19

Credit Agreement among dj Orthopedics, LLC, as borrower, dj Orthopedics, Inc., the lenders named thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of the West and Union Bank of California, N.A., as Documentation Agents for $130,000,000 Senior Secured Credit Facilities, dated as of November 26, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated December 3, 2003)

10.20

Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.21+

Sales Representative Agreement, dated August 18, 2000, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.22+

Amendment to Sales Representative Agreement, dated March 1, 2002, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.23+

Amendment No. 3 to Sales Representative Agreement, dated September 15, 2003, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

Exhibit Number	Description
10.24

Underwriting Agreement, dated June 2, 2004, by and among dj Orthopedics, Inc., the selling stockholders named therein and Lehman Brothers Inc., related to the public offering of 3,072,379 shares of dj Orthopedics, Inc.’s common stock, par value $0.01 per share, pursuant to dj Orthopedics, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-115768). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated June 4, 2004)

10.25

First Amendment to Credit Agreement, dated July 7, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended June 26, 2004)

10.26	Stock purchase agreement between dj Orthopedics, LLC and KD Holdings dated as of August 30, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated September 28, 2004)

10.27

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.28

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.29

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended September 25, 2004)

10.30*+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Confidential treatment has been requested with respect to portions of this exhibit.

DJ ORTHOPEDICS, INC.

SCHEDULE II — Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2004

	Allowance for Doubtful Accounts and Sales Returns	Reserve for Excess and Obsolete Inventory

Balance at December 31, 2001	$8,741,000	$3,000,000
Provision	22,269,000	6,124,000
Write-offs and recoveries, net	(20,965,000)	(4,560,000)
Balance at December 31, 2002	10,045,000	4,564,000
Provision	22,641,000	2,087,000
Write-offs and recoveries, net	(14,601,000)	(1,449,000)
Additions from Regeneration acquisition	2,632,000	1,167,000
Balance at December 31, 2003	20,717,000	6,369,000
Provision	30,556,000	(113,000)
Write-offs and recoveries, net	(24,645,000)	(3,075,000)
Balance at December 31, 2004	$26,628,000	$3,181,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2005	DJ ORTHOPEDICS, INC.
	By:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Director	March 4, 2005
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Senior Vice President, Finance, Chief Financial Officer	March 4, 2005
Vickie L. Capps	and Treasurer (Principal Financial and Accounting Officer)

Chairman of the Board of Directors
Jack R. Blair

/s/ Mitchell J. Blutt	Director	March 4, 2005
Mitchell J. Blutt, M.D.

/s/ Thomas Mitchell	Director	March 4, 2005
Thomas Mitchell

/s/ Lewis Parker	Director	March 4, 2005
Lewis Parker

/s/ Charles T. Orsatti	Director	March 4, 2005
Charles T. Orsatti

/s/ Lesley H. Howe	Director	March 4, 2005
Lesley H. Howe

/s/ Kirby L. Cramer	Director	March 4, 2005
Kirby L. Cramer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to the Registration Statement of dj Orthopedics, Inc. on Form S-3 (Reg. No. 333-111465))

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

10.1	Subleases dated as of June 30, 1999 between dj Orthopedics, LLC and Smith & Nephew (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.2	Guaranties dated as of June 30, 1999 of dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4 (Reg. No. 333-86835))

10.3

Fifth Amended and Restated 1999 Option Plan of dj Orthopedics, Inc. dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.4

Secured Promissory Note dated as of July 7, 2000 between Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 4.3 to DonJoy, L.L.C.’s report on Form 8-K dated July 21, 2000)

10.5

Third Amended and Restated Pledge Agreement dated as of June 11, 2001, among Leslie H. Cross, Leslie H. Cross & Deborah L. Cross Family Trust, and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.7 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.6

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

10.8

Secured Promissory Note dated as of June 11, 2001 among Leslie H. Cross & Deborah L. Cross Family Trust, Leslie H. Cross and dj Orthopedics, Inc., as successor to DonJoy, L.L.C. (Incorporated by reference to Exhibit 10.4 to DonJoy, L.L.C.’s quarterly report on Form 10-Q for the quarter ended June 30, 2001)

10.9	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.10	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.11	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))

10.12

Registration Rights Agreement dated November 20, 2001 by and among dj Orthopedics, Inc., J.P. Morgan DJ Partners, L.L.C., Leslie H. Cross & Deborah L. Cross Family Trust, Michael R. McBrayer, Cyril Talbot III, J.P. Morgan Partners (23A SBIC), LLC, First Union Capital Partners, LLC, DJ Investment, LLC, DJC, Inc., TCW/ Crescent Mezzanine Trust II, TCW Leveraged Income Trust II, L.P., TCW Investment Management Company and Crescent Mach I Partners, L.P. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.13

Letter Agreement dated November 20, 2001 between dj Orthopedics, Inc. and the Leslie H. Cross and Deborah L. Cross Family Trust (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 (Reg. No. 333-74998))

10.14

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2002)

10.15

The Asset Purchase Agreement, dated June 18, 2003, by and between Dura*Kold Corporation and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.16

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

Exhibit Number	Description
10.17

Non-exclusive License and Settlement Agreement by and between Generation II Orthopedics Inc. and Generation II USA Inc. and the Company entered into on May 29, 2003. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.18

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended September 27, 2003)

10.19

Credit Agreement among dj Orthopedics, LLC, as borrower, dj Orthopedics, Inc., the lenders named thereto, Wachovia Bank, National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and Bank of America, N.A., Bank of the West and Union Bank of California, N.A., as Documentation Agents for $130,000,000 Senior Secured Credit Facilities, dated as of November 26, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated December 3, 2003)

10.20

Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.21+

Sales Representative Agreement, dated August 18, 2000, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.22+

Amendment to Sales Representative Agreement, dated March 1, 2002, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.23+

Amendment No. 3 to Sales Representative Agreement, dated September 15, 2003, between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.24

Underwriting Agreement, dated June 2, 2004, by and among dj Orthopedics, Inc., the selling stockholders named therein and Lehman Brothers Inc., related to the public offering of 3,072,379 shares of dj Orthopedics, Inc.’s common stock, par value $0.01 per share, pursuant to dj Orthopedics, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-115768). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated June 4, 2004)

10.25

First Amendment to Credit Agreement, dated July 7, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended June 26, 2004)

10.26	Stock purchase agreement between dj Orthopedics, LLC and KD Holdings dated as of August 30, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated September 28, 2004)

10.27

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.28

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.29

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended September 25, 2004)

10.30*+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

Exhibit Number	Description
21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

+ Confidential treatment has been requested with respect to portions of this exhibit.