Form 10-Q
period 2005-04-02
DJ ORTHOPEDICS INC
filed 2005-05-04
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005

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

Yes ☒ No ☐

The number of shares of the registrant’s Common Stock outstanding at April 29, 2005 was 21,698,047 shares.

DJ ORTHOPEDICS, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	April 2, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$17,463	$11,182
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $27,025 and $26,628 at April 2, 2005 and December 31, 2004, respectively	53,802	46,981
Inventories, net	18,402	19,071
Deferred tax asset, current portion	7,902	7,902
Other current assets	5,149	5,359
Total current assets	102,718	90,495
Property, plant and equipment, net	15,215	15,463
Goodwill	98,774	96,639
Intangible assets, net	53,813	54,717
Debt issuance costs, net	2,237	2,374
Deferred tax asset	41,945	46,100
Other assets	1,347	1,062
Total assets	$316,049	$306,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,048	$7,300
Accrued compensation	6,610	5,484
Accrued commissions	3,594	4,425
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	587	2,288
Other accrued liabilities	9,533	9,315
Total current liabilities	34,372	33,812

Long-term debt, less current portion	88,750	90,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at April 2, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 21,697,647 shares and 21,459,428 shares issued and outstanding at April 2, 2005 and December 31, 2004, respectively	217	215
Additional paid-in-capital	122,862	121,139
Notes receivable from officers for stock purchases	—	(1,749)
Accumulated other comprehensive income	749	931
Retained earnings	69,099	62,502
Total stockholders’ equity	192,927	183,038
Total liabilities and stockholders’ equity	$316,049	$306,850

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	April 2, 2005	March 27, 2004

Net revenues	$70,250	$62,241
Costs of goods sold	26,221	23,359
Gross profit	44,029	38,882
Operating expenses:
Sales and marketing	21,436	19,194
General and administrative	7,448	6,744
Research and development	1,572	1,378
Amortization of acquired intangibles	1,152	1,272
Total operating expenses	31,608	28,588
Income from operations	12,421	10,294
Interest expense, net of interest income	(1,267)	(3,553)
Other expense	(161)	(106)
Income before income taxes	10,993	6,635
Provision for income taxes	(4,396)	(2,655)
Net income	$6,597	$3,980

Net income per share:
Basic	$0.31	$0.20
Diluted	$0.29	$0.19
Weighted average shares outstanding used to calculate per share information:
Basic	21,577	19,610
Diluted	22,435	20,748

See accompanying Notes.

DJ ORTHOPEDICS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 2, 2005	March 27, 2004

Operating activities
Net income	$6,597	$3,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	7,803	7,409
Provision for excess and obsolete inventories	181	136
Depreciation and amortization	3,195	3,282
Step-up to fair value of inventory charged to costs of goods sold	40	438
Amortization of debt issuance costs and discount on senior subordinated notes	137	272
Other	103	41
Changes in operating assets and liabilities, net	(9,400)	(6,045)
Net cash provided by operating activities	8,656	9,513

Investing activities
Purchases of property, plant and equipment	(1,106)	(1,216)
Purchase of business	(3,134)	—
Purchase of intangible assets	—	(1,200)
Purchase of short-term investments, net	—	(18,509)
Change in other assets, net	(223)	120
Net cash used in investing activities	(4,463)	(20,805)

Financing activities
Repayment of long-term debt	(1,250)	—
Net proceeds from issuance of common stock	1,622	57,715
Proceeds from repayment of notes receivable	1,749	331
Debt issuance costs	—	(38)
Net cash provided by financing activities	2,121	58,008
Effect of exchange rate changes on cash and cash equivalents	(33)	(13)
Net increase in cash and cash equivalents	6,281	46,703
Cash and cash equivalents at beginning of period	11,182	19,146
Cash and cash equivalents at end of period	$17,463	$65,849

See accompanying Notes.

DJ ORTHOPEDICS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.     General

Business and Organization

dj Orthopedics, Inc. (the Company), is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 2, 2005 and for the three months ended April 2, 2005 and March 27, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited condensed consolidated financial statements as of April 2, 2005 and for the three months ended April 2, 2005 and March 27, 2004 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended April 2, 2005 are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, dj Orthopedics, LLC (dj Ortho), dj Orthopedics Development Corporation (dj Development), DJ Orthopedics Capital Corporation (dj Capital), dj Ortho’s wholly owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, and dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France, the United Kingdom and Denmark.  All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended
	April 2, 2005	March 27, 2004
Shares used in computations of basic net income per share – weighted average shares outstanding	21,577	19,610
Net effect of dilutive common share equivalents based on treasury stock method	858	1,138
Shares used in computations of diluted net income per share	22,435	20,748

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

	Three Months Ended
	April 2, 2005	March 27, 2004
Net income, as reported	$6,597	$3,980
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(1,710)	(1,149)
Pro forma net income	$4,887	$2,831
Basic net income per share:
As reported	$0.31	$0.20
Pro forma	$0.23	$0.14
Diluted net income per share:
As reported	$0.29	$0.19
Pro forma	$0.22	$0.14

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The aggregate foreign currency transaction loss included in determining net income for the three months ended April 2, 2005 and March 27, 2004 was $0.2 million and $0.1 million, respectively.

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative.  The Company has not yet quantified the impact that adoption of SFAS No. 123(R) will have on its financial statements, but expects such impact to be material.  On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim period beginning after December 15, 2005.  The Company expects to adopt SFAS No. 123(R) effective in its first fiscal quarter beginning January 1, 2006.  The Company is currently determining how or if the adoption of SFAS No. 123(R) will impact the magnitude or form of its share-based compensation to employees.

2.     Financial Statement Information

Inventories consist of the following (in thousands):

	April 2, 2005	December 31, 2004

Raw materials	$6,568	$7,116
Work-in-progress	971	1,027
Finished goods	13,315	14,109
	20,854	22,252
Less reserves, primarily for excess and obsolete inventories	(2,452)	(3,181)
Inventories, net	$18,402	$19,071

During the three months ended April 2, 2005, the Company disposed of gross inventories aggregating $0.7 million which had been fully reserved for in a previous year.

3.     Acquisitions

Superior Medical Equipment Acquisition

On March 10, 2005, the Company completed the purchase of substantially all of the assets of Superior Medical Equipment, LLC (SME), a Connecticut based distributor of orthopedic products and supplies, for an aggregate purchase price of up to $4.2 million, of which approximately $3.1 million was paid upon closing, $0.1 million was paid as a final purchase price adjustment in April 2005 and $0.5 million will be paid in March 2006. The remaining amount of up to $0.5 million will be paid in March 2006 subject to achievement of certain operating targets. The assets acquired from SME included tangible and intangible assets related to the distribution of orthopedic products and supplies. The SME acquisition has been accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired based on their estimated fair market values with the remainder classified as goodwill.

Purchase of Rights to Distributor Territories

In January 2005, the Company purchased rights to a certain distributor territory in the U.S. for $0.3 million, which is being paid to the seller in monthly installments over three years.  The Company then sold the distribution rights to another party for the same amount.  Distribution reorganizations, such as this one, are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company received a promissory note for the resale amount, which was recorded as a note receivable and is included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  The note will be paid to the Company over two years, commencing January 2006.

4.     Accrued Restructuring Costs

In 2004, the Company integrated its bone growth stimulation, or Regeneration, sales organization into its DonJoy sales channel and most of its remaining Regeneration operations in Tempe, Arizona into its corporate facility in Vista, California.  In addition, in 2004, the Company completed construction of a new leased 200,000 square foot manufacturing facility in Tijuana, Mexico to replace three separate facilities it operated in the same area. All of the Company’s existing Mexico facilities were moved to this new facility in 2004 and the Company relocated the manufacturing of its cold therapy products and machine shop activities from Vista, California to the new Mexico plant.

Restructuring costs accrued in 2004 in connection with these activities and reflected in the accompanying unaudited consolidated balance sheet at April 2, 2005 are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Accrued Liability at April 2, 2005

Employee severance and retention costs	$2,435	$(2,413)	$—	$22
Other	2,258	(1,943)	(167)	148
Total	$4,693	$(4,356)	$(167)	$170

In addition, accrued restructuring costs in the accompanying unaudited consolidated balance sheet at April 2, 2005, includes $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount relates to vacant land leased by the Company (see Note 8).

5.     Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended
	April 2, 2005	March 27, 2004

Net income, as reported	$6,597	$3,980
Foreign currency translation adjustment	(182)	(135)
Comprehensive income	$6,415	$3,845

6.     Segment and Related Information

Prior to 2005, the Company disclosed the following reportable segments, which, except for Regeneration, were based on the Company’s sales channels:  DonJoy, ProCare, OfficeCare, Regeneration and International.  Effective 2005, the Company has aggregated the DonJoy, ProCare and OfficeCare segments into one new segment, Domestic Rehabilitation.  In accordance with the aggregation criteria in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the historical segments have been aggregated due to changes in the Company’s management and compensation structure that focus on the results of Domestic Rehabilitation, taken as a whole, rather than on its separate components. Segment data for all prior periods have been restated (aggregated) to conform to the new segmentation.  The following are the Company’s current reportable segments.

•      Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods and pain management products) in the United States through three sales channels, DonJoy, ProCare and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.

Through the ProCare sales channel, which is comprised of approximately 36 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, the Company sells its rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of April 2, 2005, the OfficeCare program was located at over 750 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•      Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 100 additional sales representatives dedicated to selling the OL1000 product, of which approximately 49 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•      International consists of the sale of the Company’s products in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 40 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three months ended April 2, 2005 and March 27, 2004 (in thousands).  This information excludes the impact of other expenses not allocated to segments, which are comprised of general corporate expenses for all periods presented.  Information for the Regeneration segment includes the impact of purchase accounting and related amortization of acquired intangible assets. For the three months ended April 2, 2005 and March 27, 2004, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $1.2 million and $1.3 million, respectively.

	Three Months Ended
	April 2, 2005	March 27, 2004
Net revenues:
Domestic rehabilitation	$47,520	$42,410
Regeneration	13,592	12,206
International	9,138	7,625
Consolidated net revenues	70,250	62,241

Gross profit:
Domestic rehabilitation	26,052	23,888
Regeneration	11,954	10,030
International	6,023	4,964
Consolidated gross profit	44,029	38,882

Income from operations:
Domestic rehabilitation	9,067	8,341
Regeneration	3,680	1,902
International	2,642	2,341
Income from operations of reportable Segments	15,389	12,584
Expenses not allocated to segments	(2,968)	(2,290)
Consolidated income from operations	$12,421	$10,294

Number of operating days	65	61

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

For the three months ended April 2, 2005 and March 27, 2004, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended
	April 2, 2004	March 27, 2004
United States	$61,112	$54,616
Europe	6,765	5,436
Other countries	2,373	2,189
Total consolidated net revenues	$70,250	$62,241

Total assets by region were as follows (in thousands):

	April 2, 2005	December 31, 2004
United States	$305,711	$296,923
International	10,338	9,927
Total consolidated assets	$316,049	$306,850

7.     Related Party Transaction

In the three months ended April 2, 2005, the Company received full repayment of $1.8 million, including interest, for all remaining notes receivable from officers for historical stock purchases.

8.     Commitments and Contingencies

On October 20, 2004, the Company entered into a Lease Agreement with Professional Real Estate Services, Inc. (PRES) under which PRES will undertake to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land currently leased to the Company in Vista, California.  Once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.  The Company cannot yet determine future rent payments to PRES.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by the Company, as well as the vacant land underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, the Company’s lease for the vacant land was terminated, and when the new headquarters facility is completed and occupied, the Company’s leases for its existing Vista facilities will be terminated.  Those leases would otherwise have continued through February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, the Company will make a lump sum rent payment to PRES equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If PRES is able to lease all or part of the Company’s former Vista facilities during what would have remained of the term of the Company’s existing leases, a portion of the lump sum payment may be refunded to the Company.   This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs and other exit costs originally accrued in 2002 (see Note 4), will be accounted for as additional rent expense over the term of the new lease.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 40 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management and regeneration products represented 32.9%, 39.4%, 8.4% and 19.3%, respectively, of our consolidated net revenues for the first quarter of 2005.

Segments

Prior to 2005, we disclosed the following reportable segments, which, except for Regeneration, were based on our sales channels:  DonJoy, ProCare, OfficeCare, Regeneration and International.  Effective 2005, we have aggregated the DonJoy, ProCare and OfficeCare segments into one new segment, Domestic Rehabilitation.  In accordance with the aggregation criteria in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, the historical segments have been aggregated due to changes in our management and compensation structure that focus on the results of Domestic Rehabilitation, taken as a whole, rather than on its separate components. The segment data for all prior periods have been restated (aggregated) to conform to the new segmentation.  The following are our current reportable segments.

•      Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods and pain management products) in the United States through three sales channels, DonJoy, ProCare and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated statements of income.

Through the ProCare sales channel, which is comprised of approximately 36 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, we sell our rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of April 2, 2005, the OfficeCare program was located at over 750 physician offices throughout the United States. We have contracts with over 700 third-party payors.

•      Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 100 additional sales representatives dedicated to selling our OL1000 product, of which approximately 49 are employed by us. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, we amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we are permitted to engage in our own sales efforts or retain another sales agent.   These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•      International consists of the sale of our products in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 40 foreign countries, primarily in Europe, Canada, Australia and Japan.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•      Grow Our Regeneration Business. We have integrated the sales force for our OL1000 Regeneration product into our domestic rehabilitation sales organization.  We have also increased the number of regeneration sales specialists dedicated to selling our OL1000 product.  We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  We have also restructured our distribution arrangement with DePuy Spine to permit us to sell the SpinaLogic product directly or through other independent sales representatives in those geographical parts of the country where sales were not previously meeting our expectations.  We believe that our new selling strategies for Regeneration products will drive faster growth for this business.

•      Further Penetrate Our Existing Customer Base.  We are focused on increasing the number and variety of products sold to our existing customers.  We believe that our OfficeCare program provides us with a strong platform for selling additional products to our existing customers because of the amount of contact our sales representatives have with the orthopedic practices who participate in the program.  We also believe that the addition of the bone growth stimulation products to our existing product lines will further this goal by providing significant cross-selling opportunities.

•      Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the three months ended April 2, 2005, we launched 5 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•      Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 750 physician offices encompassing over 3,000 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three months ended April 2, 2005, we added approximately 75 net new offices to our OfficeCare channel, including approximately 45 accounts added through our acquisition of the stock and bill business of Superior Medical Equipment, LLC.

•      Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.

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

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of gross billed amounts based upon contractual reimbursement rates related to our rehabilitation products.  For 2004 and for the first quarter of 2005, we reserved for and reduced gross revenues from third-party payors related to our rehabilitation products by between 29% and 40% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 30% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 52% of our net accounts receivable at both April 2, 2005 and December 31, 2004, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 31% and 29% of our net revenue for the three months ended April 2, 2005 and March 27, 2004, respectively, and approximately 48% of our net accounts receivable at both April 2, 2005 and December 31, 2004, respectively. We estimate bad debt expense to be approximately 3% to 8% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we have relied on third-party billing service providers to provide information about the accounts receivable of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider does not perform to our expectations we may be required to increase our reserve estimates.

Reserves for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 12%.  If actual future demand or actual shrinkage rates differ from our estimates, revisions to these reserves may be required.

Reserves for Rebates.  We offer rebates to certain of our distributors based on sales volume, sales growth and to reimburse the distributor for certain discounts. We record estimated reductions to revenue for customer rebate programs based upon historical experience and estimated revenue levels.

Reserves for Returns and Warranties.  We provide reserves for the estimated costs of returns and product warranties at the time revenue is recognized based on historical trends.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our actual returns and warranty costs could differ from our estimates.  If actual product returns, failure rates, material usage or service costs differ from our estimates, revisions to the estimated returns and/or warranty liabilities may be required.

Valuation Allowance for Deferred Tax Asset. As of April 2, 2005, we have approximately $49.8 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002.  Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

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

At December 31, 2004, our other intangible assets were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regeneration acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

The value of our goodwill and other intangible assets is exposed to future impairments if we experience future declines in operating results, if negative industry or economic trends occur or if our future performance is below our projections or estimates.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended April 2, 2005 and March 27, 2004 included 65 days and 61 days, respectively.

Three Months Ended April 2, 2005 Compared To Three Months Ended March 27, 2004

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three Months Ended
	April 2, 2005	% of Net Revenues	March 27, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$47,520	67.6	$42,410	68.1	$5,110	12.0
Regeneration	13,592	19.4	12,206	19.6	1,386	11.4
International	9,138	13.0	7,625	12.3	1,513	19.8
Consolidated net revenues	$70,250	100.0	$62,241	100.0	$8,009	12.9

Average revenues per day:

	Three Months Ended
	April 2, 2005	March 27, 2004	Increase	% Increase
Domestic Rehabilitation	$731.1	$695.3	$35.8	5.1
Regeneration	209.1	200.1	9.0	4.5
International	140.6	125.0	15.6	12.5
Consolidated average net revenues per day	$1,080.8	$1,020.4	$60.4	5.9
Number of operating days	65	61

Net revenues in all of our segments increased partly due to the three months ended April 2, 2005 including four more operating days than the three months ended March 27, 2004.  Net revenues in our Domestic Rehabilitation segment also increased due to sales force productivity in our DonJoy sales channel which contributed to increased sales in several product lines, including cold therapy and upper extremity products, growth in sales related to national contracts in our ProCare sales channel and the addition of approximately 75 net new OfficeCare locations, which included approximately 45 new locations added as a result of the acquisition of the stock and bill business of Superior Medical Equipment, LLC (SME) in March 2005. Net revenues in our Regeneration segment also increased due to an increase in units billed to third-party payors partially offset by a reduction in sales to distributors.  International net revenues also increased partly due to favorable changes in exchange rates compared to the rates in effect in the first quarter of 2004.  Excluding the impact of exchange rates, local currency international revenue increased 16.2% (9.0% based on average revenues per day) in the first quarter of 2005 compared to the first quarter of 2004, due to the launch of new products and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	April 2, 2005	% of Net Revenues	March 27, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$26,052	54.8	$23,888	56.3	$2,164	9.1
Regeneration	11,954	87.9	10,030	82.2	1,924	19.2
International	6,023	65.9	4,964	65.1	1,059	21.3
Consolidated gross profit	$44,029	62.7	$38,882	62.5	$5,147	13.2

The improvement in consolidated gross profit and gross profit margin is primarily related to the favorable impact of higher gross margins associated with the products sold in our Regeneration segment and continued manufacturing cost reductions as we begin to realize the cost savings of our manufacturing move to Mexico, offset by increased freight costs. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to increased freight costs and a change in product mix.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products due to the integration of this business, and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins than sales to distributors.  The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	April 2, 2005	% of Net Revenues	March 27, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$21,436	30.5	$19,194	30.9	$2,242	11.7
General and administrative	7,448	10.6	6,744	10.8	704	10.4
Research and development	1,572	2.2	1,378	2.2	194	14.1
Amortization of acquired intangibles	1,152	1.7	1,272	2.0	(120)	(9.4)
Consolidated operating expenses	$31,608	45.0	$28,588	45.9	$3,020	10.6

Sales and Marketing Expenses.  The increase in sales and marketing expenses is due to costs associated with increased commissions on increased sales, additional sales personnel related to our new selling strategies in our Regeneration segment, increased advertising and marketing programs and increased costs due to the three months ended April 2, 2005 including four more operating days than the three months ended March 27, 2004.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased legal costs and costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and increased costs due to the three months ended April 2, 2005 including four more operating days than the three months ended March 27, 2004, partially offset by savings related to the integration of the Regeneration business.

Research and Development Expenses. The increase in research and development expense is primarily due to an increase in costs associated with prototyping new products and increased costs due to the three months ended April 2, 2005 including four more operating days than the three months ended March 27, 2004.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from 4 months to 10 years.  The decrease in amortization of acquired intangibles is due to amortization expense in the first quarter of 2004 related to an intangible asset for acquired customer backlog that became fully amortized in the first quarter of 2004.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	April 2, 2005	% of Net Revenue	March 27, 2004	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$9,067	19.1	$8,341	19.7	$726	8.7
Regeneration	3,680	27.1	1,902	15.6	1,778	93.5
International	2,642	28.9	2,341	30.7	301	12.9
Income from operations of reportable segments	15,389	21.9	12,584	20.2	2,805	22.3
Expenses not allocated to segments	(2,968)	(4.2)	(2,290)	(3.7)	(678)	29.6
Consolidated income from operations	$12,421	17.7	$10,294	16.5	$2,127	20.7

The increase in income from operations for all our segments is due to increased net revenues and gross profit, which offset increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $1.3 million in the first quarter of 2005 compared to $3.6 million in the first quarter of 2004.  The decrease is primarily due to the June 2004 redemption of our senior subordinated notes.

Other Expense. Other expense reflects net foreign exchange transaction losses for the first quarters of both 2005 and 2004.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first quarters of both 2005 and 2004.

Net Income. Net income was $6.6 million for the first quarter of 2005 compared to net income of $4.0 million for the first quarter of 2004 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at April 2, 2005 was $93.8 million.  Total cash and cash equivalents were $17.5 million at April 2, 2005.

Net cash provided by operating activities was $8.7 million and $9.5 million for the three months ended April 2, 2005 and March 27, 2004, respectively. The net cash provided by operations in both the first quarter of 2005 and the first quarter of 2004 primarily reflected positive operating results and a net decrease in inventories, partially offset by an increase in net accounts receivable.  For the three months ended April 2, 2005, cash of approximately $1.7 million was used to pay for restructuring costs accrued in 2004.

Cash flows used in investing activities were $4.5 million and $20.8 million for the three months ended April 2, 2005 and March 27, 2004, respectively.  Cash used in investing activities for the first quarter of 2005 primarily reflected $3.1 million used for the acquisition of SME and $1.1 million used for capital expenditures. Cash used in investing activities for the first quarter of 2004 primarily reflected the purchase of $18.5 million in short-term investments, the final $1.0 million payment for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter in 2003 and $1.2 million used for capital expenditures.

Cash flows provided by financing activities were $2.1 million and $58.0 million for the three months ended April 2, 2005 and March 27, 2004, respectively.  In the first quarter of 2005, the cash provided by financing activities included $1.6 million of net proceeds received from the exercise of stock options and approximately $1.8 million received from the collection of a note receivable, offset by approximately $1.3 million used to pay down long-term debt.  Cash provided by financing activities in the first quarter of 2004 included the net proceeds, amounting to $56.5 million, from the sale of common shares by us in February 2004.  Also in the first quarter of 2004, proceeds of $1.2 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.3 million was received from the collection of a note receivable.

Contractual Obligations and Commercial Commitments

We entered into a credit agreement in November 2003 to finance the Regeneration acquisition and repay our prior bank debt.  Our credit facility provided a term loan of $100.0 million, of which $93.8 million was outstanding as of April 2, 2005. We also have available up to $30 million under a revolving credit facility, which is available for working capital and general corporate purposes, including financing acquisitions, investments and strategic alliances. As of April 2, 2005, we did not have any borrowed amount outstanding under our revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating approximately $4.0 million. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates plus an applicable margin. At April 2, 2005, the weighted-average effective interest rate on the term loan was 5.04%. Outstanding letters of credit under the revolving credit facility bear interest at variable rates plus a fronting fee of 0.25%.

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

The credit agreement imposes certain restrictions on us, including restrictions on our ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell our assets and engage in certain other activities. Indebtedness under the credit agreement is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.25 to 1.00 at April 2, 2005 and gradually decreasing through the first quarter of 2007 to 2.50 to 1.00 for the first quarter of 2007 and thereafter; a ratio of senior debt to consolidated EBITDA of no more than 2.00 to 1.00 at April 2, 2005 gradually decreasing through the third quarter of 2006 to 1.75 to 1.00 for the third quarter of 2006 and thereafter; a ratio of consolidated EBITDA to consolidated interest expense of at least 3.00 to 1.00 at April 2, 2005 and increasing to 3.50 to 1.00 for the first quarter of 2006 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00 at April 2, 2005 and thereafter. At April 2, 2005, our ratio of total debt to consolidated EBITDA was approximately 1.71 to 1.00, our ratio of senior debt to consolidated EBITDA was approximately 1.71 to 1.00, our ratio of consolidated EBITDA to consolidated interest expense was approximately 5.82 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 3.38 to 1.00.

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

As of April 5, 2005, we had available a total of approximately $17.5 million in cash and cash equivalents and $26.0 million available under our revolving credit facility.  For the remainder of 2005, we expect to spend total cash of up to approximately $16.0 million for the following requirements:

•    approximately $7.5 million scheduled principal and interest payments on our credit facility; and

•    up to approximately $8.5 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2005.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of operating days in each quarter.  Although on a per day basis revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of operating days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity, with the end of both football and skiing seasons. For 2005 and 2004, our number of operating days per quarter is as follows:

	2005	2004
First quarter	65	61
Second quarter	64	64
Third quarter	63	63
Fourth quarter	61	65
Total operating days	253	253

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the growth of the bone growth stimulation market, changes in coding and reimbursement levels by government and private payers, changes in other government regulations and other material risks discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March 2005. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

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

As of April 2, 2005, we had $93.8 million of variable rate debt represented by borrowings under our credit facility (at a weighted-average interest rate of 5.04% at April 2, 2005). Based on the balance outstanding under the credit facility as of April 2, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.9 million on an annual basis. At April 2, 2005, up to $26.0 million of variable rate borrowings were available under our $30.0 million revolving credit facility. As of April 2, 2005, we did not have any amount outstanding under the revolving credit facility, but we were contingently liable for letters of credit issued under the facility aggregating approximately $4.0 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At April 2, 2005, we had no such derivative financial instruments outstanding.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarter of 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At April 2, 2005, we had no hedging transactions in place.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a – 15(e) and 15d – 15(e)) as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no repurchases of our common stock during the three months ended April 2, 2005 under the program authorized by our board of directors in September 2004 that allows us to repurchase up to $20 million of our common stock.  The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We obtained an amendment to our credit agreement permitting the stock repurchase program.  Through December 31, 2004, we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a)   Exhibits

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

10.1+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.) (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2004)

10.2

Asset Purchase Agreement between dj Orthopedics, LLC, and Superior Medical Equipment, LLC, dated as of March 10, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated March 10, 2005)

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

DJ ORTHOPEDICS, INC.
(Registrant)

Date: May 4, 2005	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2005	BY:	/s/ Vickie L. Capps
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

10.1+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.) (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2004)

10.2

Asset Purchase Agreement between dj Orthopedics, LLC, and Superior Medical Equipment, LLC, dated as of March 10, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated March 10, 2005)

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