Form 10-K/A
period 2004-12-31
DJ ORTHOPEDICS INC
filed 2005-06-01
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note Regarding this Amendment No. 1

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005 (the “Original Filing”), solely for the purpose of correcting an inadvertent omission in the Report of Independent Registered Public Accounting Firm, included in Part II, Item 8 - Financial Statements and Supplementary Data, on page 50 of the Original Filing.  The remaining portions of this Amendment are identical to those contained in the Original Filing and are being included for the convenience of the reader.

Except for the foregoing correction, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  All information contained in this Amendment No. 1 and the Original Filing is subject to updating and supplementing as provided in our periodic reports and definitive proxy statement for our 2005 annual meeting of stockholders that we have filed and/or will file with the Securities and Exchange Commission after the date of the Original Filing.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

10.27

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.28

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.29

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended September 25, 2004)

10.30(1)+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

21.1(1)	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Previously filed

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

Date: June 1, 2005	DJ ORTHOPEDICS, INC.
	By:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.27

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.28

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 26, 2004)

10.29

Second Amendment to Credit Agreement, dated September 28, 2004, among dj Orthopedics, LLC, dj Orthopedics, Inc., other Guarantors, Lendors and Wachovia Bank, National Association, as administrative agent. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10Q for the quarter ended September 25, 2004)

10.30(1)+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.).

Exhibit Number	Description
21.1(1)	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Previously filed

*    Filed herewith

+    Confidential treatment has been requested with respect to portions of this exhibit.