Form 10-Q
period 2005-07-02
DJ ORTHOPEDICS INC
filed 2005-08-05
CIK 1157972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005

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

Yes ☒  No ☐

The number of shares of the registrant’s Common Stock outstanding at July 29, 2005 was 21,839,018 shares.

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	July 2, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$6,214	$11,182
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $22,762 and $26,628 at July 2, 2005 and December 31, 2004, respectively	54,895	46,981
Inventories, net	18,842	19,071
Deferred tax asset, current portion	7,902	7,902
Other current assets	4,710	5,359
Total current assets	92,563	90,495
Property, plant and equipment, net	14,817	15,463
Goodwill	98,822	96,639
Intangible assets, net	51,549	54,717
Debt issuance costs, net	2,736	2,374
Deferred tax asset	37,412	46,100
Other assets	1,670	1,062
Total assets	$299,569	$306,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,650	$7,300
Accrued compensation	6,375	5,484
Accrued commissions	3,358	4,425
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	417	2,288
Other accrued liabilities	8,667	9,315
Total current liabilities	32,467	33,812

Long-term debt, less current portion	65,750	90,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at July 2, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 21,817,841 shares and 21,459,428 shares issued and outstanding at July 2, 2005 and December 31, 2004, respectively	218	215
Additional paid-in-capital	124,610	121,139
Notes receivable from officers for stock purchases	—	(1,749)
Accumulated other comprehensive income	496	931
Retained earnings	76,028	62,502
Total stockholders’ equity	201,352	183,038
Total liabilities and stockholders’ equity	$299,569	$306,850

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net revenues	$68,827	$63,186	$139,077	$125,427
Costs of goods sold	24,573	22,953	50,794	46,312
Gross profit	44,254	40,233	88,283	79,115
Operating expenses:
Sales and marketing	21,336	19,770	42,772	38,964
General and administrative	7,052	6,804	14,500	13,548
Research and development	1,691	1,402	3,263	2,780
Amortization of acquired intangibles	1,153	1,153	2,305	2,425
Total operating expenses	31,232	29,129	62,840	57,717
Income from operations	13,022	11,104	25,443	21,398
Interest expense, net of interest income	(1,195)	(3,095)	(2,462)	(6,648)
Prepayment premium and other costs related to senior subordinated notes redemption	—	(7,760)	—	(7,760)
Other expense	(277)	(143)	(438)	(249)
Income before income taxes	11,550	106	22,543	6,741
Provision for income taxes	(4,621)	(39)	(9,017)	(2,694)
Net income	$6,929	$67	$13,526	$4,047

Net income per share:
Basic	$0.32	$—	$0.62	$0.20
Diluted	$0.31	$—	$0.60	$0.18
Weighted average shares outstanding used to calculate per share information:
Basic	21,745	21,687	21,660	20,672
Diluted	22,645	23,039	22,540	21,932

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 2, 2005	June 26, 2004

Operating activities
Net income	$13,526	$4,047
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	16,336	14,863
Provision for excess and obsolete inventories	248	(70)
Depreciation and amortization	6,468	6,397
Step-up to fair value of inventory charged to costs of goods sold	160	438
Amortization of debt issuance costs and discount on senior subordinated notes	278	546
Changes in current and deferred tax asset, net	8,688	2,094
Write-off of debt issuance costs and discount on senior subordinated notes	—	3,025
Liquidation preference on redemption of senior subordinated notes	—	4,735
Changes in operating assets and liabilities, net	(25,487)	(17,612)
Net cash provided by operating activities	20,217	18,463

Investing activities
Purchases of property, plant and equipment	(2,124)	(2,836)
Purchase of business	(3,045)	—
Purchases of intangible assets	—	(1,200)
Purchase of short-term investments	—	(18,509)
Sale of short-term investments	—	18,509
Changes in other assets, net	(98)	15
Net cash used in investing activities	(5,267)	(4,021)

Financing activities
Repayment of long-term debt	(24,250)	(1,250)
Debt issuance costs	(640)	(57)
Net proceeds from issuance of common stock	3,330	58,039
Proceeds from repayment of notes receivable issued in connection with sale of common stock	1,749	331
Repayment of senior subordinated notes	—	(75,000)
Liquidation preference on redemption of senior subordinated notes	—	(4,735)
Net cash used in financing activities	(19,811)	(22,672)
Effect of exchange rate changes on cash and cash equivalents	(107)	(42)
Net decrease in cash and cash equivalents	(4,968)	(8,272)
Cash and cash equivalents at beginning of period	11,182	19,146
Cash and cash equivalents at end of period	$6,214	$10,874

See accompanying Notes.

DJ ORTHOPEDICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  General

Business and Organization

dj Orthopedics, Inc. (the Company), is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 2, 2005 and for the three and six months ended July 2, 2005 and June 26, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited condensed consolidated financial statements as of July 2, 2005 and for the three and six months ended July 2, 2005 and June 26, 2004 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended July 2, 2005 are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

	Three months ended		Six months ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Shares used in computations of basic net income per share – weighted average shares outstanding	21,745	21,687	21,660	20,672
Net effect of dilutive common share equivalents based on treasury stock method	900	1,352	880	1,260
Shares used in computations of diluted net income per share	22,645	23,039	22,540	21,932

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

	Three months ended		Six months ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
Net income, as reported	$6,929	$67	$13,526	$4,047
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(2,764)	(1,321)	(4,442)	(2,587)
Pro forma net income (loss)	$4,165	$(1,254)	$9,084	$1,460
Basic net income (loss) per share:
As reported	$0.32	$—	$0.62	$0.20
Pro forma	$0.19	$(0.06)	$0.42	$0.07
Diluted net income (loss) per share:
As reported	$0.31	$—	$0.60	$0.18
Pro forma	$0.18	$(0.06)	$0.40	$0.07

Recently Issued Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No.
123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative.  The Company has not yet quantified the impact that adoption of SFAS No. 123(R) will have on its financial statements, but expects such impact to be material.  On April 14, 2005, the U.S. Securities and Exchange Commission announced a deferral of the effective date of SFAS No. 123(R) until the first interim period beginning after December 15, 2005.  The Company expects to adopt SFAS No. 123(R) effective in its fiscal quarter beginning January 1, 2006.  The Company is currently determining how or if the adoption of SFAS No. 123(R) will impact the magnitude or form of its future share-based compensation to employees.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The aggregate foreign currency transaction loss included in determining net income for the six months ended July 2, 2005 and June 26, 2004 was $0.4 million and $0.1 million, respectively.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	July 2, 2005	December 31, 2004

Raw materials	$6,585	$7,116
Work-in-progress	1,004	1,027
Finished goods	13,740	14,109
	21,329	22,252
Less reserves, primarily for excess and obsolete inventories	(2,487)	(3,181)
Inventories, net	$18,842	$19,071

In the first quarter of 2005, the Company disposed of gross inventories aggregating $0.7 million which had been fully reserved for in a previous year.

3. Acquisitions

Superior Medical Equipment Acquisition

On March 10, 2005, the Company completed the purchase of substantially all of the assets of Superior Medical Equipment, LLC (SME), a Connecticut based distributor of orthopedic products and supplies, for an aggregate purchase price of up to $4.2 million, of which approximately $3.1 million was paid upon closing, $0.1 million was paid as a final purchase price adjustment in April 2005 and $0.5 million will be paid in March 2006. The remaining amount of up to $0.5 million will be paid in March 2006 subject to achievement of certain operating targets. The assets acquired from SME included tangible and intangible assets related to the distribution of orthopedic products and supplies. The SME acquisition has been accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired based on estimated fair market values with the remainder classified as goodwill.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the six months ended July 2, 2005 the Company purchased and resold territory rights for amounts aggregating $0.7 million and did not record any gains or losses from the transfer of these distribution rights.

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

Restructuring costs accrued in 2004 in connection with these activities and reflected in the accompanying unaudited consolidated balance sheet at July 2, 2005 are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Accrued Liability at July 2, 2005

Employee severance and retention costs	$2,435	$(2,435)	$—	$—
Other	2,258	(2,091)	(167)	—
Total	$4,693	$(4,526)	$(167)	$—

Accrued restructuring costs in the accompanying unaudited consolidated balance sheet at July 2, 2005, includes $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount relates to vacant land previously leased by the Company (see Note 8).

5.  Long-Term Debt

Credit Agreement Amendment

On May 5, 2005, the Company completed an amendment to its credit agreement. Previously, the credit agreement consisted of a $100 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125 million, consisting of a term loan of $50 million, which was fully drawn at closing and $75 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to July 2, 2005, the Company repaid $23.0 million of the amounts outstanding under the revolving line of credit and $20.8 million remained outstanding as of July 2, 2005. In addition, the Company was contingently liable for outstanding letters of credit aggregating approximately $4.0 million at July 2, 2005. Under the amended agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros. As of July 2, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a London Inter-Bank Offered Rate (LIBOR) or the lenders’ base rate, as elected by the Company) plus an applicable margin, which varies based on the Company’s leverage ratio. The amended agreement reduced the Company’s interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At the Company’s current leverage ratio, the applicable interest rate is either LIBOR plus 1.50% or base rate plus 0.50%. The weighted average interest rate applicable to the Company’s borrowings as of July 2, 2005 was 5.03%.

Repayment. The Company is required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5.0 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. The Company is also required to make mandatory prepayments under certain circumstances.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by the Company, dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

Covenants. The credit facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business conducted by the Company; (vii) grant liens, sell its assets; or (viii) engage in certain other activities. The amended agreement provides less restriction than the Company’s previous agreement in most of these areas. In addition, the amended credit agreement requires the Company to maintain specified financial ratios, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of July 2, 2005.

Debt issuance costs. In connection with the amendment, the Company incurred costs of approximately $0.6 million, which were capitalized. These costs, along with the unamortized balance of the costs incurred in connection with the original agreement and a previous amendment, are being amortized over the term of the amended credit agreement.

6.              Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended		Six months ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income, as reported	$6,929	$67	$13,526	$4,047
Foreign currency translation adjustment	(253)	(74)	(435)	(209)
Comprehensive income (loss)	$6,676	$(7)	$13,091	$3,838

7.              Segment and Related Information

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

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 300 independent commissioned sales representatives who are employed by approximately 45 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.

Through the ProCare sales channel, which is comprised of approximately 37 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, the Company sells its rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of July 2, 2005, the OfficeCare program was located at over 800 physician offices throughout the United States.  The Company has contracts with over 800 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and over 100 additional sales representatives dedicated to selling the OL1000 product, of which approximately 45 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 40 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three and six months ended July 2, 2005 and June 26, 2004 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses, for all periods presented.  Information for the Regeneration segment includes the impact of purchase accounting and related amortization of acquired intangible assets. For the three and six months ended July 2, 2005 and June 26, 2004, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $1.2 million and $1.2 million and $2.3 million and $2.4 million, respectively.

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
Net revenues:
Domestic rehabilitation	$47,078	$43,301	$94,598	$85,711
Regeneration	13,520	12,705	27,112	24,911
International	8,229	7,180	17,367	14,805
Consolidated net revenues	68,827	63,186	139,077	125,427

Gross profit:
Domestic rehabilitation	26,686	24,515	52,738	48,403
Regeneration	12,003	11,278	23,957	21,308
International	5,565	4,440	11,588	9,404
Consolidated gross profit	44,254	40,233	88,283	79,115

Income from operations:
Domestic rehabilitation	9,969	8,548	19,036	16,889
Regeneration	3,519	3,075	7,199	4,977
International	2,203	1,449	4,845	3,790
Income from operations of reportable Segments	15,691	13,072	31,080	25,656
Expenses not allocated to segments	(2,669)	(1,968)	(5,637)	(4,258)
Consolidated income from operations	$13,022	$11,104	$25,443	$21,398

Number of operating days	64	64	129	125

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

For the three and six months ended July 2, 2005 and June 26, 2004, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three months ended		Six months ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

United States	$60,598	$56,006	$121,710	$110,622
Europe	5,819	5,144	12,584	10,580
Other countries	2,410	2,036	4,783	4,225
Total consolidated net revenues	$68,827	$63,186	$139,077	$125,427

Total assets by region were as follows (in thousands):

	July 2, 2005	December 31, 2004
United States	$289,616	$296,923
International	9,953	9,927
Total consolidated assets	$299,569	$306,850

8.  Related Party Transaction

In the first quarter of 2005, the Company received full repayment of $1.8 million, including interest, for all remaining notes receivable from officers for historical stock purchases.

9.  Commitments and Contingencies

In October 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES will undertake to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land currently leased to the Company in Vista, California.  Once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.  The Company cannot yet determine future rent payments under this new lease agreement.

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

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Marketed under the DonJoy and ProCare brands, our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 40 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management and regeneration products represented 32.0%, 40.5%, 8.0% and 19.5%, respectively, of our consolidated net revenues for the first six months of 2005.

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

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 300 independent commissioned sales representatives who are employed by approximately 45 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated statements of income.

Through the ProCare sales channel, which is comprised of approximately 37 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, we sell our rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of July 2, 2005, the OfficeCare program was located at over 800 physician offices throughout the United States. We have contracts with over 800 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and over 100 additional sales representatives dedicated to selling our OL1000 product, of which approximately 45 are employed by us. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, we amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we are permitted to engage in our own sales efforts or retain another sales agent.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

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

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the six months ended July 2, 2005, we launched 7 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 800 physician offices encompassing over 3,000 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for sales growth.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the six months ended July 2, 2005, we added approximately 109 net new offices to our OfficeCare channel, including approximately 45 accounts added through our acquisition of the stock and bill business of Superior Medical Equipment, LLC.

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts. In the six months ended July 2, 2005, we signed a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products.

•                  Expand Product Offerings for the Spine.  Our SpinaLogic product is used as an adjunct therapy following spinal fusion surgery. SpinaLogic was our first product that targeted the spine market.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to expand our product offering for the spine market.

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

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of gross billed amounts based upon contractual reimbursement rates related to our rehabilitation products.  For 2004 and for the first six months of 2005, we reserved for and reduced gross revenues from third-party payors related to our rehabilitation products by between 29% and 39% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 30% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 51% of our net accounts receivable at July 2, 2005 and approximately 52% of our net accounts receivable at December 31, 2004, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 32% and 31% of our net revenue for the three months ended July 2, 2005 and June 26, 2004, respectively, and approximately 32% and 30% of our net revenue for the six months ended July 2, 2005 and June 26, 2004, respectively, and approximately 49% of our net accounts receivable at July 2, 2005 and approximately 48% of our net accounts receivable at December 31, 2004. We estimate bad debt expense to be approximately 3% to 8% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

Historically, we have relied on third-party billing service providers to provide information about the accounts receivable of certain of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider does not perform to our expectations we may be required to increase our reserve estimates.

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

Valuation Allowance for Deferred Tax Asset. As of July 2, 2005, we have approximately $45.3 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002.  Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

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

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended July 2, 2005 and June 26, 2004 each included 64 days. The six months ended July 2, 2005 and June 26, 2004 included 129 days and 125 days, respectively.

Three Months Ended July 2, 2005 Compared To Three Months Ended June 26, 2004

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$47,078	68.4	$43,301	68.5	$3,777	8.7
Regeneration	13,520	19.6	12,705	20.1	815	6.4
International	8,229	12.0	7,180	11.4	1,049	14.6
Consolidated net revenues	$68,827	100.0	$63,186	100.0	$5,641	8.9

Average revenues per day:

	Three Months Ended
	July 2, 2005	June 26, 2004	Increase	% Increase
Domestic Rehabilitation	$735.6	$676.6	$59.0	8.7
Regeneration	211.3	198.5	12.8	6.4
International	128.5	112.1	16.4	14.6
Consolidated average net revenues per day	$1,075.4	$987.2	$88.2	8.9
Number of operating days	64	64

Net revenues in our Domestic Rehabilitation segment increased due to sales force productivity in our DonJoy sales channel which contributed to increased sales in several product lines, including cold therapy and osteoarthritis braces, sales of new products, growth in sales related to national contracts in our ProCare sales channel and the addition of new OfficeCare locations, including approximately 45 accounts added in connection with our March 2005 acquisition of SME.  Net revenues in our Regeneration segment increased due to an increase in units billed to third-party payors partially offset by a reduction in sales to distributors.  International net revenues increased partly due to favorable changes in exchange rates compared to the rates in effect in the second quarter of 2004.  Excluding the impact of exchange rates, local currency international revenue increased 10.9% in the second quarter of 2005 compared to the second quarter of 2004, due to the launch of new products and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$26,686	56.7	$24,515	56.6	$2,171	8.9
Regeneration	12,003	88.8	11,278	88.8	725	6.4
International	5,565	67.6	4,440	61.8	1,125	25.3
Consolidated gross profit	$44,254	64.3	$40,233	63.7	$4,021	10.0

The improvement in consolidated gross profit and gross profit margin is related partly to the favorable impact of increased revenue from the higher gross margin of products sold in our Regeneration segment and partly due to certain manufacturing cost reductions, offset by increased freight costs. The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$21,336	31.0	$19,770	31.3	$1,566	7.9
General and administrative	7,052	10.2	6,804	10.8	248	3.6
Research and development	1,691	2.5	1,402	2.2	289	20.6
Amortization of acquired intangibles	1,153	1.7	1,153	1.8	—	—
Consolidated operating expenses	$31,232	45.4	$29,129	46.1	$2,103	7.2

Sales and Marketing Expenses.  The increase in sales and marketing expenses is due to costs associated with increased commissions on increased sales, additional sales personnel related to our new selling strategies in our Regeneration segment and increased advertising and marketing programs.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased legal costs and costs associated with our compliance with the Sarbanes-Oxley Act of 2002.

Research and Development Expenses. The increase in research and development expense is primarily due to an increase in costs associated with prototyping new products and certain severance costs incurred in the current year.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from 4 months to 10 years.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	July 2, 2005	% of Net Revenue	June 26, 2004	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$9,969	21.2	$8,548	19.7	$1,421	16.6
Regeneration	3,519	26.0	3,075	24.2	444	14.4
International	2,203	26.8	1,449	20.2	754	52.0
Income from operations of reportable segments	15,691	22.8	13,072	20.7	2,619	20.0
Expenses not allocated to segments	(2,669)	(3.9)	(1,968)	(3.1)	(701)	35.6
Consolidated income from operations	$13,022	18.9	$11,104	17.6	$1,918	17.3

The increase in income from operations for each of our segments is due to increased net revenues and gross profit, which exceed increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $1.2 million in the second quarter of 2005 compared to $3.1 million in the second quarter of 2004.  The decrease is due to reduced debt levels following the June 2004 redemption of our senior subordinated notes and other debt payments made after the second quarter of 2004.

We incurred charges aggregating $7.8 million in the second quarter of 2004 related to the redemption of our senior subordinated notes.

Other Expense. Other expense reflects net foreign exchange transaction losses for the second quarters of both 2005 and 2004.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the second quarters of both 2005 and 2004.

Net Income. Net income was $6.9 million for the second quarter of 2005 compared to net income of $0.1 million for the second quarter of 2004 as a result of the changes discussed above.

Six Months Ended July 2, 2005 Compared To Six Months Ended June 26, 2004

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Six Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$94,598	68.0	$85,711	68.3	$8,887	10.4
Regeneration	27,112	19.5	24,911	19.9	2,201	8.8
International	17,367	12.5	14,805	11.8	2,562	17.3
Consolidated net revenues	$139,077	100.0	$125,427	100.0	$13,650	10.9

Average revenues per day:

	Six Months Ended
	July 2, 2005	June 26, 2004	Increase	% Increase
Domestic Rehabilitation	$733.3	$685.7	$47.6	6.9
Regeneration	210.2	199.3	10.9	5.5
International	134.6	118.4	16.2	13.7
Consolidated average net revenues per day	$1,078.1	$1,003.4	$74.7	7.4
Number of operating days	129	125

Net revenues in all of our segments increased partly due to the six months ended July 2, 2005 including four more operating days than the six months ended June 26, 2004.  Net revenues in our Domestic Rehabilitation segment also increased due to sales force productivity in our DonJoy sales channel which contributed to increased sales in several product lines, including cold therapy and osteoarthritis braces, sales of new products, growth in sales related to national contracts in our ProCare sales channel and the addition of approximately 109 net new OfficeCare locations, including approximately 45 accounts added in connection with our March 2005 acquisition of SME. Net revenues in our Regeneration segment increased due to an increase in units billed to third-party payors, partially offset by a reduction in sales to distributors.  International net revenues increased partly due to favorable changes in exchange rates compared to the rates in effect in the first six months of 2004.  Excluding the impact of exchange rates, local currency international revenue increased 13.9% (10.4% based on average revenues per day) in the first six months of 2005 compared to the first six months of 2004, due to the launch of new products and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Six Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$52,738	55.7	$48,403	56.5	$4,335	9.0
Regeneration	23,957	88.4	21,308	85.5	2,649	12.4
International	11,588	66.7	9,404	63.5	2,184	23.2
Consolidated gross profit	$88,283	63.5	$79,115	63.1	$9,168	11.6

The improvement in consolidated gross profit and gross profit margin is related partly to the favorable impact of increased revenue from the higher gross margin of the products sold in our Regeneration segment and partly due to certain manufacturing cost reductions, offset by increased freight costs. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to increased freight costs and a change in product mix.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products due to the integration of this business, and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins than sales to distributors.  The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Six Months Ended
	July 2, 2005	% of Net Revenues	June 26, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$42,772	30.8	$38,964	31.1	$3,808	9.8
General and administrative	14,500	10.4	13,548	10.8	952	7.0
Research and development	3,263	2.3	2,780	2.2	483	17.4
Amortization of acquired intangibles	2,305	1.7	2,425	1.9	(120)	(4.9)
Consolidated operating expenses	$62,840	45.2	$57,717	46.0	$5,123	8.9

Sales and Marketing Expenses.  The increase in sales and marketing expenses is due to costs associated with increased commissions on increased sales, additional sales personnel related to our new selling strategies in our Regeneration segment, increased advertising and marketing programs and increased costs due to the six months ended July 2, 2005 including four more operating days than the six months ended June 26, 2004.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased legal costs and costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and increased costs due to the six months ended July 2, 2005 including four more operating days than the six months ended June 26, 2004, partially offset by savings related to the integration of the Regeneration business.

Research and Development Expenses. The increase in research and development expense is primarily due to an increase in costs associated with prototyping new products, severance costs incurred in the current year and increased costs due to the six months ended July 2, 2005 including four more operating days than the six months ended June 26, 2004.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from 4 months to 10 years.  The decrease in amortization of acquired intangibles is due to 2004 amortization expense related to an intangible asset for acquired customer backlog that became fully amortized in the first quarter of 2004.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Six Months Ended
	July 2, 2005	% of Net Revenue	June 26, 2004	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$19,036	20.1	$16,889	19.7	$2,147	12.7
Regeneration	7,199	26.6	4,977	20.0	2,222	44.6
International	4,845	27.9	3,790	25.6	1,055	27.8
Income from operations of reportable segments	31,080	22.3	25,656	20.5	5,424	21.1
Expenses not allocated to segments	(5,637)	(4.1)	(4,258)	(3.4)	(1,379)	32.4
Consolidated income from operations	$25,443	18.3	$21,398	17.1	$4,045	18.9

The increase in income from operations for each of our segments is due to increased net revenues and gross profit, which exceed increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $2.5 million for the first six months of 2005 compared to $6.6 million in the first six months of 2004.  The decrease is due to reduced debt levels following the June 2004 redemption of our senior subordinated notes and other debt payments made after the second quarter of 2004.

We incurred charges aggregating $7.8 million in the second quarter of 2004 related to the redemption of our senior subordinated notes.

Other Expense. Other expense reflects net foreign exchange transaction losses for the first six months of both 2005 and 2004.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first six months of both 2005 and 2004.

Net Income. Net income was $13.5 million for the first six months of 2005 compared to net income of $4.0 million for the first six months of 2004 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at July 2, 2005 was $70.8 million.  Total cash and cash equivalents were $6.2 million at July 2, 2005.

Net cash provided by operating activities was $20.2 million and $18.5 million for the six months ended July 2, 2005 and June 26, 2004, respectively. The net cash provided by operations in both the 2005 and 2004 periods primarily reflects positive operating results, partially offset by an increase in net working capital.  For the six months ended July 2, 2005, cash of approximately $1.9 million was used to pay for restructuring costs accrued in 2004.

Cash flows used in investing activities were $5.3 million and $4.0 million for the six months ended July 2, 2005 and June 26, 2004, respectively.  Cash used in investing activities for the first six months of 2005 included $3.1 million used for the acquisition of SME and $2.1 million used for capital expenditures. Cash used in investing activities for the first six months of 2004 included the final $1.0 million payment for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter in 2003 and $2.8 million used for capital expenditures.

Cash flows used in financing activities were $19.8 million and $22.7 million for the six months ended July 2, 2005 and June 26, 2004, respectively.  In the first six months of 2005, the cash used by financing activities included $2.8 million of net proceeds received from the exercise of stock options, $0.5 million from the issuance of stock under our Employee Stock Purchase Plan and approximately $1.8 million received from the collection of a note receivable, offset by approximately $24.3 million used to pay down long-term debt and $0.6 million paid for debt issuance costs incurred in connection with the amendment to our credit agreement.  Cash used in financing activities in the first six months of 2004 included $79.7 million used to redeem our senior subordinated notes, offset by the net proceeds, amounting to $56.4 million, from the sale of shares by us in February 2004.  Also in the first six months of 2004, proceeds of $1.9 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and the $0.3 million was received from collection of a note receivable.

Contractual Obligations and Commercial Commitments

On May 5, 2005, we completed an amendment to our credit agreement. Previously, the credit agreement consisted of a $100 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125 million, consisting of a term loan of $50 million, which was fully drawn at closing and $75 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to July 2, 2005, we repaid $23.0 million of the amounts outstanding under the revolving line of credit and $20.8 million remained outstanding as of July 2, 2005. In addition, we were contingently liable for outstanding letters of credit aggregating approximately $4.0 million at July 2, 2005. Under the amended agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros. As of July 2, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus an applicable margin, which varies based on our leverage ratio. The amended agreement reduced our interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At our current leverage ratio, the applicable interest rate is either LIBOR plus 1.50% or base rate plus 0.50%. The weighted average interest rate applicable to our borrowings as of July 2, 2005 was 5.03%.

Repayment. We are required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. In addition to scheduled principal payments, we are required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) exceeds 2.25 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, repayment of certain indebtedness and payments for certain common stock repurchases.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.25 to 1.00, (b) 100% of certain debt issuances by us and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by the Company, dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our assets.

Covenants. The credit facility contains a number of covenants that, among other things, restrict our ability to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business we conduct; (vii) grant liens, sell our assets; (viii) or engage in certain other activities. The amended agreement provides less restriction than our previous agreement in most of these areas. The credit agreement also requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 2.75 to 1.00 and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. At July 2, 2005, our ratio of total debt to consolidated EBITDA was approximately 1.15 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 3.82 to 1.00.  We were in compliance with all covenants as of July 2, 2005.

Debt issuance costs. In connection with the amendment, we incurred costs of approximately $0.6 million, which were capitalized. These costs, along with the unamortized balance of the costs incurred in connection with the original agreement and a previous amendment, are being amortized over the term of the amended credit agreement.

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

As of July 2, 2005, we had available a total of approximately $6.2 million in cash and cash equivalents and $54.2 million available under our revolving credit facility.  For the remainder of 2005, we expect to spend total cash of up to approximately $8.0 million for the following requirements:

•                  approximately $2.5 million scheduled principal and interest payments on our credit facility; and

•                  up to approximately $5.5 million for capital expenditures.

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

We are exposed to interest rate risk in connection with the term loan and borrowings under our revolving credit facility, which bear interest at floating rates based on the LIBOR rate or the prime rate plus an applicable borrowing margin. For variable rate debt, interest rate changes generally do not affect the fair market value of the underlying debt, but do impact future earnings and cash flows, assuming other factors are held constant.

As of July 2, 2005, we had $70.8 million of variable rate debt represented by borrowings under our credit facility (at a weighted-average interest rate of 5.03% at July 2, 2005). Based on the balance outstanding under the credit facility as of July 2, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.7 million on an annual basis. At July 2, 2005, up to $54.2 million of variable rate borrowings were available under our $75.0 million revolving credit facility. As of July 2, 2005, we had $20.8 outstanding under the revolving credit facility, and we were contingently liable for letters of credit issued under the facility aggregating approximately $4.0 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks; however, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At July 2, 2005, we had no such derivative financial instruments outstanding.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the second quarter of 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At July 2, 2005, we had no hedging transactions in place.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no repurchases of our common stock during the six months ended July 2, 2005 under the program authorized by our board of directors in September 2004 that allows us to repurchase up to $20 million of our common stock.  The shares may be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provides that repurchases will be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares will be retired and cancelled upon repurchase. We obtained an amendment to our credit agreement permitting the stock repurchase program.  Through December 31, 2004, we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2005 annual meeting of stockholders on May 26, 2005. The stockholders were asked to vote on the election of three individuals to the Board of Directors of the Company and on one other proposal. All director nominees were elected to the Board and the other proposal was approved. The results of the voting were as follows:

(i) Kirby L. Cramer, Leslie H. Cross and Lesley H. Howe were elected as members of the Board in Class I. Mr. Cramer received 17,954,281 votes in favor of his nomination and 2,568,906 votes were cast withholding approval. Mr. Cross received 19,547,081 votes in favor of his nomination and 976,106 votes were cast withholding approval.  Mr. Howe received 20,197,152 votes in favor of his nomination and 326,035 votes were cast withholding approval.

(ii) The second proposal submitted to the stockholders was ratification of the appointment of Ernst & Young LLP, certified public accountants, as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 2005. This proposal received 20,476,169 votes in favor, 45,566 votes against and 1,452 votes to abstain, and there were no broker non-votes.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a)  Exhibits

3.1

Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.1 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966)).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of dj Orthopedics, Inc. (Incorporated by reference to the Registration Statement of dj Orthopedics, Inc. on Form S-3 (Reg. No. 333-111465)).

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966)).

10.1#

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 3, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated April 29, 2005).

10.2

Amended and Restated Credit Agreement, dated May 5, 2005, among dj Orthopedics, LLC, dj Orthopedics, Inc., certain foreign subsidiaries party thereto from time to time, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated May 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensation plans.

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

DJ ORTHOPEDICS, INC.
(Registrant)

Date: August 5, 2005	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2005	BY:	/s/ Vickie L. Capps
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

10.1#

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 3, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated April 29, 2005).

10.2

Amended and Restated Credit Agreement, dated May 5, 2005, among dj Orthopedics, LLC, dj Orthopedics, Inc., certain foreign subsidiaries party thereto from time to time, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to dj Orthopedics, Inc.’s Report on 8-K dated May 5, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensation plans.

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