Form 10-Q
period 2005-10-01
DJ ORTHOPEDICS INC
filed 2005-10-31
CIK 1157972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding at October 28, 2005 was 21,867,122 shares.

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of October 1, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2005 and September 25, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2005 and September 25, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	October 1, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,077	$11,182
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $24,593 and $26,628 at October 1, 2005 and December 31, 2004, respectively	60,146	46,981
Inventories, net	23,904	19,071
Deferred tax asset, current portion	7,902	7,902
Other current assets	4,814	5,359
Total current assets	97,843	90,495
Property, plant and equipment, net	15,353	15,463
Goodwill	100,981	96,639
Intangible assets, net	53,229	54,717
Debt issuance costs, net	2,619	2,374
Deferred tax asset	32,576	46,100
Other assets	2,444	1,062
Total assets	$305,045	$306,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,034	$7,300
Accrued compensation	6,983	5,484
Accrued commissions	3,569	4,425
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	417	2,288
Other accrued liabilities	10,527	9,315
Total current liabilities	35,530	33,812

Long-term debt, less current portion	59,750	90,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at October 1, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 21,867,022 shares and 21,459,428 shares issued and outstanding at October 1, 2005 and December 31, 2004, respectively	219	215
Additional paid-in-capital	125,467	121,139
Notes receivable from officers for stock purchases	—	(1,749)
Accumulated other comprehensive income	515	931
Retained earnings	83,564	62,502
Total stockholders’ equity	209,765	183,038
Total liabilities and stockholders’ equity	$305,045	$306,850

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net revenues	$72,133	$62,471	$211,210	$187,898
Costs of goods sold	26,501	23,033	77,295	69,345
Gross profit	45,632	39,438	133,915	118,553
Operating expenses:
Sales and marketing	21,286	19,092	64,058	58,056
General and administrative	7,679	7,114	22,179	20,662
Research and development	1,486	1,307	4,749	4,087
Amortization of acquired intangibles	1,255	1,152	3,560	3,577
Restructuring costs	—	2,085	—	2,085
Total operating expenses	31,706	30,750	94,546	88,467
Income from operations	13,926	8,688	39,369	30,086
Interest expense, net of interest income	(983)	(1,129)	(3,445)	(7,777)
Prepayment premium and other costs related to senior subordinated notes redemption	—	—	—	(7,760)
Other income (expense)	(383)	221	(821)	(28)
Income before income taxes	12,560	7,780	35,103	14,521
Provision for income taxes	(5,024)	(3,112)	(14,041)	(5,806)
Net income	$7,536	$4,668	$21,062	$8,715

Net income per share:
Basic	$0.34	$0.21	$0.97	$0.41
Diluted	$0.33	$0.20	$0.93	$0.39
Weighted average shares outstanding used to calculate per share information:
Basic	21,845	21,962	21,722	21,108
Diluted	22,761	23,114	22,613	22,323

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 1, 2005	September 25, 2004
Operating activities
Net income	$21,062	$8,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	24,712	22,312
Provision (credit) for excess and obsolete inventories	285	(165)
Provision for restructuring costs	—	2,085
Depreciation and amortization	9,865	9,581
Step-up to fair value of inventory charged to costs of goods sold	305	438
Amortization of debt issuance costs and discount on senior subordinated notes	420	678
Changes in current and deferred tax asset, net	13,524	4,923
Write-off of debt issuance costs and discount on senior subordinated notes	—	3,025
Liquidation preference on redemption of senior subordinated notes	—	4,735
Changes in operating assets and liabilities, net	(37,706)	(23,321)
Net cash provided by operating activities	32,467	33,006

Investing activities
Purchases of property, plant and equipment	(3,627)	(4,580)
Purchases of businesses	(12,536)	122
Purchases of intangible assets	—	(3,277)
Purchase of short-term investments	—	(18,509)
Sale of short-term investments	—	18,509
Changes in other assets, net	(1,308)	67
Net cash used in investing activities	(17,471)	(7,668)

Financing activities
Repayment of long-term debt	(38,250)	(2,500)
Proceeds from long-term debt	8,000	—
Debt issuance costs	(665)	(313)
Net proceeds from issuance of common stock	4,143	60,755
Proceeds from repayment of notes receivable issued in connection with sale of common stock	1,749	331
Repayment of senior subordinated notes	—	(75,000)
Liquidation preference on redemption of senior subordinated notes	—	(4,735)
Net cash used in financing activities	(25,023)	(21,462)
Effect of exchange rate changes on cash and cash equivalents	(78)	(115)
Net increase (decrease) in cash and cash equivalents	(10,105)	3,761
Cash and cash equivalents at beginning of period	11,182	19,146
Cash and cash equivalents at end of period	$1,077	$22,907

See accompanying Notes.

DJ ORTHOPEDICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. General

Business and Organization

dj Orthopedics, Inc. (the Company), is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 1, 2005 and for the three and nine months ended October 1, 2005 and September 25, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited condensed consolidated financial statements as of October 1, 2005 and for the three and nine months ended October 1, 2005 and September 25, 2004 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim period ended October 1, 2005 are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

	Three months ended		Nine months ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Shares used in computations of basic net income per share — weighted average shares outstanding	21,845	21,962	21,722	21,108
Net effect of dilutive common share equivalents based on treasury stock method	916	1,152	891	1,215
Shares used in computations of diluted net income per share	22,761	23,114	22,613	22,323

Stock-Based Compensation

The Company accounts for its employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense has been recognized for the Company’s stock option plans or its employee stock purchase plan. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, using the Black-Scholes method, to stock-based employee compensation (in thousands, except per share amounts):

	Three months ended		Nine months ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net income, as reported	$7,536	$4,668	$21,062	$8,715
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(756)	(1,414)	(5,198)	(4,002)
Pro forma net income	$6,780	$3,254	$15,864	$4,713
Basic net income per share:
As reported	$0.34	$0.21	$0.97	$0.41
Pro forma	$0.31	$0.15	$0.73	$0.22
Diluted net income per share:
As reported	$0.33	$0.20	$0.93	$0.39
Pro forma	$0.30	$0.14	$0.70	$0.21

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The aggregate foreign currency transaction gain/(loss) included in determining net income for the nine months ended October 1, 2005 and September 25, 2004 was $(0.5) million and $0.1 million, respectively.

2. Financial Statement Information

Inventories consist of the following (in thousands):

	October 1, 2005	December 31, 2004
Raw materials	$7,843	$7,116
Work-in-progress	864	1,027
Finished goods	17,690	14,109
	26,397	22,252
Less reserves, primarily for excess and obsolete inventories	(2,493)	(3,181)
Inventories, net	$23,904	$19,071

In the first quarter of 2005, the Company disposed of gross inventories aggregating $0.7 million which had been fully reserved for in a previous year. In the first quarter of 2005, the Company added $0.8 million of gross inventories acquired in the asset acquisition of Superior Medical Equipment, LLC, and in the third quarter of 2005, the Company added $3.9 million of gross inventories acquired in the asset acquisition of Encore Medical, L.P.’s orthopedic soft goods business (see Note 3).

3. Acquisitions

OSG Acquisition

On August 8, 2005, the Company completed the purchase of substantially all of the assets of the orthopedics soft goods (OSG) business of Encore Medical, L.P. (OSG acquisition) for approximately $9.5 million, paid in cash upon closing, plus the assumption of certain liabilities aggregating approximately $0.6 million. The OSG business is comprised of the manufacture and sale of orthopedic soft goods, patient safety products and pressure care products.

The fair values of the assets acquired and the liabilities assumed in connection with the OSG acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used an independent valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired:

Inventories, net	$3,945
Fixed assets, net	500
Accrued liabilities	(568)
Tangible assets, net	3,877
Identifiable intangible assets	3,500
Goodwill	2,114
Net assets acquired	$9,491

The identifiable intangible assets are being amortized over their estimated useful lives, which range from three to eight years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.5 million. A value of $2.0 million was assigned to existing technology, determined primarily by estimating the future discounted cash flows to be derived from the OSG products that existed at the date of the acquisition. An aggregate value of $1.5 million was assigned to certain OSG customer relationships existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $2.1 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

The Company acquired the OSG business to expand its portfolio of national contracts and increase its related revenues and also to gain access to the patient safety products and pressure care products, which were not previously included in the Company’s product portfolio. These are among the factors that contributed to a purchase price for the OSG acquisition that resulted in the recognition of goodwill.

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

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts. These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories. The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet. For the nine months ended October 1, 2005, the Company purchased and resold territory rights for amounts aggregating $1.9 million and did not record any gains or losses from the transfer of these distribution rights.

4. Accrued Restructuring Costs

In 2004, the Company integrated its bone growth stimulation, or Regeneration, sales organization into its DonJoy sales channel and most of its remaining Regeneration operations in Tempe, Arizona into its corporate facility in Vista, California. In addition, in 2004, the Company completed construction of a new leased 200,000 square foot manufacturing facility in Tijuana, Mexico to replace three separate facilities it operated in the same area. All of the Company’s existing Mexico facilities were moved to this new facility in 2004, and the Company relocated the manufacturing of its cold therapy products and machine shop activities from Vista, California to the new Mexico plant.

Restructuring costs accrued in 2004 in connection with these activities and reflected in the accompanying unaudited consolidated balance sheet at October 1, 2005 are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Accrued Liability at October 1, 2005
Employee severance and retention costs	$2,435	$(2,435)	$—	$—
Other	2,258	(2,091)	(167)	—
Total	$4,693	$(4,526)	$(167)	$—

Accrued restructuring costs in the accompanying unaudited consolidated balance sheet at October 1, 2005, includes $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002. This amount relates to vacant land previously leased by the Company (see Note 9).

5. Long-Term Debt

Credit Agreement Amendment

On May 5, 2005, the Company completed an amendment to its credit agreement. Previously, the credit agreement consisted of a $100 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125 million, consisting of a term loan of $50 million, which was fully drawn at closing and $75 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to October 1, 2005, the Company repaid $27.8 million of the amounts outstanding under the revolving line of credit (net of a borrowing of $8.0 million on the revolving line of credit in the third quarter of 2005) and $16.0 million remained outstanding as of October 1, 2005. In addition, the Company was contingently liable for outstanding letters of credit aggregating approximately $4.1 million at October 1, 2005. Under the amended agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros. As of October 1, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a London Inter-Bank Offered Rate (LIBOR) or the lenders’ base rate, as elected by the Company) plus an applicable margin, which varies based on the Company’s leverage ratio. The amended agreement reduced the Company’s interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At the Company’s current leverage ratio, the applicable interest rate is either LIBOR plus 1.25% or base rate plus 0.25%. The weighted average interest rate applicable to the Company’s borrowings as of October 1, 2005 was 4.92%.

Repayment. The Company is required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5.0 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. The Company is also required to make mandatory prepayments under certain circumstances. Prior to October 1, 2005, the Company repaid $1.25 million of the amounts outstanding under the term loan and $48.75 million remained outstanding under the term loan as of October 1, 2005.

Security; Guarantees. The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by the Company, dj Development, DJ Capital and future U.S. subsidiaries. In addition, the credit agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

Covenants. The credit facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business conducted by the Company; (vii) grant liens on or sell its assets; or (viii) engage in certain other activities. The amended agreement provides less restriction than the Company’s previous agreement in most of these areas. In addition, the amended credit agreement requires the Company to maintain specified financial ratios, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of October 1, 2005.

Debt issuance costs. In connection with the amendment, the Company incurred costs of approximately $0.7 million, which were capitalized. These costs, along with the unamortized balance of the costs incurred in connection with the original agreement and a previous amendment, are being amortized over the term of the amended credit agreement.

6.     Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three months ended		Nine months ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
Net income, as reported	$7,536	$4,668	$21,062	$8,715
Foreign currency translation adjustment	19	(112)	(416)	(321)
Comprehensive income	$7,555	$4,556	$20,646	$8,394

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

                        Through the ProCare sales channel, which is comprised of approximately 45 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, the Company sells its rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

                        Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. As of October 1, 2005, the OfficeCare program was located at over 800 physician offices throughout the United States. The Company has contracts with over 650 third-party payors.

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

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three and nine months ended October 1, 2005 and September 25, 2004 (in thousands). This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses, for all periods presented. Information for the Regeneration segment includes the impact of purchase accounting and related amortization of acquired intangible assets. For the three and nine months ended October 1, 2005 and September 25, 2004, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $1.2 million and $1.2 million and $3.5 million and $3.6 million, respectively. For both the three and nine months ended October 1, 2005, Domestic Rehabilitation income from operations was reduced by amortization of acquired intangible assets amounting to $0.1 million.

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
Net revenues:
Domestic rehabilitation	$50,793	$44,288	$145,391	$129,999
Regeneration	13,600	11,547	40,712	36,458
International	7,740	6,636	25,107	21,441
Consolidated net revenues	72,133	62,471	211,210	187,898

Gross profit:
Domestic rehabilitation	28,519	25,265	81,257	73,668
Regeneration	12,275	10,076	36,232	31,384
International	4,838	4,097	16,426	13,501
Consolidated gross profit	45,632	39,438	133,915	118,553

Income from operations:
Domestic rehabilitation	11,483	9,604	30,519	26,493
Regeneration	3,616	718	10,815	5,695
International	1,715	1,293	6,560	5,083
Income from operations of reportable segments	16,814	11,615	47,894	37,271
Expenses not allocated to segments	(2,888)	(2,927)	(8,525)	(7,185)
Consolidated income from operations	$13,926	$8,688	$39,369	$30,086

Number of operating days	63	63	192	188

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

For the three and nine months ended October 1, 2005 and September 25, 2004, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three months ended		Nine months ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004
United States	$64,393	$55,835	$186,103	$166,457
Europe	4,945	4,573	17,529	15,153
Other countries	2,795	2,063	7,578	6,288
Total consolidated net revenues	$72,133	$62,471	$211,210	$187,898

                Total assets by region were as follows (in thousands):

	October 1, 2005	December 31, 2004
United States	$295,168	$296,923
International	9,877	9,927
Total consolidated assets	$305,045	$306,850

8. Related Party Transaction

In the first quarter of 2005, the Company received full repayment of $1.8 million, including interest, for all remaining notes receivable from officers for historical stock purchases.

9. Commitments and Contingencies

In October 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES has undertaken to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land currently leased to the Company in Vista, California. Construction of the new facility is underway and once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.  The Company cannot yet determine future rent payments under this new lease agreement.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors” in this Form 10-Q.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets. Marketed under the DonJoy and ProCare brands, our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 40 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management and regeneration products represented 31.4%, 41.6%, 7.7% and 19.3%, respectively, of our consolidated net revenues for the first nine months of 2005.

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

                        Through the ProCare sales channel, which is comprised of approximately 45 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, we sell our rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

                        Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of October 1, 2005, the OfficeCare program was located at over 800 physician offices throughout the United States. We have contracts with over 650 third-party payors.

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

•                  Continue to Introduce New Products and Product Enhancements. We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform. In the nine months ended October 1, 2005, we launched 25 new products. We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage. We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Our OfficeCare Channel. Our OfficeCare channel currently includes over 800 physician offices encompassing over 3,000 physicians. We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients and represents an opportunity for sales growth. We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products. In the nine months ended October 1, 2005, we added approximately 177 new offices to our OfficeCare channel, net of account terminations, including approximately 45 accounts added through our acquisition of the stock and bill business of Superior Medical Equipment, LLC.

•                  Maximize Existing and Secure Additional National Accounts. We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts. In the nine months ended October 1, 2005, we signed three new significant national contracts, including a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products and we renewed one other significant national contract. In addition, in connection with our August 2005 acquisition of the orthopedic soft goods business from Encore Medical L.P. (OSG acquisition), we added one new significant national contract and increased our penetration into several other national account opportunities already within our portfolio.

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

•                  Pursue Selective Strategic Acquisitions. We believe that strategic acquisitions represent an attractive and efficient means to broaden our product lines and increase our revenue. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. In the first nine months of 2005, we completed two strategic acquisitions that meet these criteria as discussed in Note 3 to the financial statements included in Item 1 herein.

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

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of gross billed amounts based upon contractual reimbursement rates related to our rehabilitation products. For 2004 and for the first nine months of 2005, we reserved for and reduced gross revenues from third-party payors related to our rehabilitation products by between 29% and 39% (for 2004) and by between 30% and 39% (for the first nine months of 2005) for allowances related to these contractual reductions. For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 29% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 52% of our net accounts receivable at both October 1, 2005 and December 31, 2004, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 32% and 30% of our net revenues for the three months ended October 1, 2005 and September 25, 2004, respectively, and approximately 32% and 30% of our net revenues for the nine months ended October 1, 2005 and September 25, 2004, respectively, and approximately 45% of our net accounts receivable at October 1, 2005 and approximately 48% of our net accounts receivable at December 31, 2004. We estimate bad debt expense to be approximately 3% to 8% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Reserves for Excess and Obsolete Inventories. We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand. If future demand is less favorable than currently projected by management, additional inventory write-downs may be required. In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 16%. If actual future demand or actual shrinkage rates differ from our estimates, revisions to these reserves may be required.

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

Valuation Allowance for Deferred Tax Asset. As of October 1, 2005, we have approximately $40.5 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002. Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards. Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

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

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended October 1, 2005 and September 25, 2004 each included 63 days. The nine months ended October 1, 2005 and September 25, 2004 included 192 days and 188 days, respectively.

Three Months Ended October 1, 2005 Compared To Three Months Ended September 25, 2004

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$50,793	70.4	$44,288	70.9	$6,505	14.7
Regeneration	13,600	18.9	11,547	18.5	2,053	17.8
International	7,740	10.7	6,636	10.6	1,104	16.6
Consolidated net revenues	$72,133	100.0	$62,471	100.0	$9,662	15.5

Average revenues per day:

	Three Months Ended
	October 1, 2005	September 25, 2004	Increase	% Increase
Domestic Rehabilitation	$806.2	$703.0	$103.2	14.7
Regeneration	215.9	183.3	32.6	17.8
International	122.9	105.3	17.6	16.6
Consolidated average net revenues per day	$1,145.0	$991.6	$153.4	15.5
Number of operating days	63	63

Net revenues in our Domestic Rehabilitation segment increased for several reasons. Sales force productivity in our DonJoy sales channel contributed to increased sales in several product lines, including ACL/PCL knee braces and fracture boots. Net revenues in this segment also increased due to sales of new products, sales attributed to the OSG acquisition, an increase in the number of units billed to third-party payors and growth in sales related to national contracts in our ProCare sales channel. We have also gained incremental revenue from the addition of approximately 177 new OfficeCare locations since the beginning of 2005, net of account terminations, including approximately 45 accounts added in connection with our March 2005 SME acquisition. Net revenues in our Regeneration segment increased due to an increase in units billed to both third-party payors and distributors. These increases resulted, in part, from the efforts of our sales force integration and expansion within this segment. International net revenues increased due to the launch of new products, incremental revenues from the OSG acquisition and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004. Excluding the impact of exchange rates, local currency international revenues increased 15.4% in the third quarter of 2005 compared to the third quarter of 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004s	% of Net Revenue	Increase	% Increase
Domestic Rehabilitation	$28,519	56.1	$25,265	57.0	$3,254	12.9
Regeneration	12,275	90.3	10,076	87.3	2,199	21.8
International	4,838	62.5	4,097	61.7	741	18.1
Consolidated gross profit	$45,632	63.3	$39,438	63.1	$6,194	15.7

The improvement in consolidated gross profit and gross profit margin is related partly to the favorable impact of increased revenues from the higher gross margin of products sold in our Regeneration segment and partly due to certain manufacturing cost reductions, offset by increased freight costs. The decrease in gross profit margin in our Domestic Rehabilitation segment is primarily due to the impact on product mix of incremental sales from the OSG acquisition, which are primarily sold to third-party distributors at a reduced gross margin, partially offset by gross margin improvements in other Domestic Rehabilitation product categories. The increase in gross profit and gross profit margin in our Regeneration segment is due to increased sales volume, an increase in the proportion of unit sales sold to third-party payors and certain cost benefits realized upon the consolidation of the Regeneration product manufacturing into our facility in Vista, California. The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses. Set forth below is operating expense information (in thousands):

	Three Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$21,286	29.5	$19,092	30.6	$2,194	11.5
General and administrative	7,679	10.6	7,114	11.4	565	7.9
Research and development	1,486	2.1	1,307	2.1	179	13.7
Amortization of acquired intangibles	1,255	1.7	1,152	1.8	103	8.9
Restructuring costs	—	—	2,085	3.3	(2,085)	(100.0)
Consolidated operating expenses	$31,706	43.9	$30,750	49.2	$956	3.1

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

Research and Development Expenses. The increase in research and development expenses is primarily due to an increase in costs associated with prototyping new products and certain severance costs incurred in the current year.

Amortization of Acquired Intangibles. Amortization of acquired intangibles relates to intangible assets acquired in connection with the acquisition of our bone growth stimulation business from Orthologic in 2003 (Regeneration acquisition), which are being amortized over lives ranging from four months to 10 years, and intangible assets acquired in connection with the OSG acquisition, which are being amortized over lives ranging from three to eight years.

Restructuring Costs. In the third quarter of 2004, we recorded charges of $2.1 million related to the integration of our Regeneration business and our manufacturing move, including charges for severance, recruiting, training and other related exit costs.

Income from Operations. Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$11,483	22.6	$9,604	21.7	$1,879	19.6
Regeneration	3,616	26.6	718	6.2	2,898	403.6
International	1,715	22.2	1,293	19.5	422	32.6
Income from operations of reportable segments	16,814	23.3	11,615	18.6	5,199	44.8
Expenses not allocated to segments	(2,888)	(4.0)	(2,927)	(4.7)	(39)	(1.3)
Consolidated income from operations	$13,926	19.3	$8,688	13.9	$5,238	60.3

The increase in income from operations for each of our segments is due to increased net revenues and gross profit, which exceed increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $1.0 million in the third quarter of 2005 compared to $1.1 million in the third quarter of 2004. The decrease is due to reduced interest rates following the May 2005 amendment to our credit agreement and debt repayments made after the third quarter of 2004.

Other Income (Expense). Other income (expense) for the third quarter of 2005 reflects write-off of costs related to potential acquisitions that were abandoned in the third quarter and net foreign exchange transaction losses. Other income (expense) for the third quarter of 2004 reflects net foreign exchange transaction gains.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the third quarters of both 2005 and 2004.

Net Income. Net income was $7.5 million for the third quarter of 2005 compared to net income of $4.7 million for the third quarter of 2004 as a result of the changes discussed above.

Nine Months Ended October 1, 2005 Compared To Nine Months Ended September 25, 2004

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Nine Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$145,391	68.8	$129,999	69.2	$15,392	11.8
Regeneration	40,712	19.3	36,458	19.4	4,254	11.7
International	25,107	11.9	21,441	11.4	3,666	17.1
Consolidated net revenues	$211,210	100.0	$187,898	100.0	$23,312	12.4

Average revenues per day:

	Nine Months Ended
	October 1, 2005	September 25, 2004	Increase	% Increase
Domestic Rehabilitation	$757.3	$691.5	$65.8	9.5
Regeneration	212.0	193.9	18.1	9.3
International	130.8	114.1	16.7	14.6
Consolidated average net revenues per day	$1,100.1	$999.5	$100.6	10.1
Number of operating days	192	188

Net revenues in all of our segments increased partly due to the nine months ended October 1, 2005 including four more operating days than the nine months ended September 25, 2004. Net revenues in our Domestic Rehabilitation segment also increased due to increased sales force productivity in our DonJoy sales channel which contributed to increased sales in several product lines, including ACL/PCL knee braces and fracture boots. Net revenues in this segment also increased due to sales of new products, sales attributed to the OSG acquisition, an increase in the number of units billed to third-party payors and growth in sales related to national contracts in our ProCare sales channel. We have also gained incremental revenue from the addition of approximately 177 new OfficeCare locations, net of account terminations, since the beginning of 2005, including approximately 45 accounts added in connection with our March 2005 SME acquisition. Net revenues in our Regeneration segment increased due to an increase in units billed to both third-party payors and distributors. These increases resulted, in part, from the efforts of our sales force integration and expansion within this segment. International net revenues increased partly due to favorable changes in exchange rates compared to the rates in effect in the first nine months of 2004, the launch of new products, incremental revenues from the OSG acquisition, and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004. Excluding the impact of exchange rates, local currency international revenues increased 14.2% (11.8% based on average revenues per day) in the first nine months of 2005 compared to the first nine months of 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Nine Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$81,257	55.9	$73,668	56.7	$7,589	10.3
Regeneration	36,232	89.0	31,384	86.1	4,848	15.4
International	16,426	65.4	13,501	63.0	2,925	21.7
Consolidated gross profit	$133,915	63.4	$118,553	63.1	$15,362	13.0

The improvement in consolidated gross profit and gross profit margin is related partly to the favorable impact of increased revenues from the higher gross margin of the products sold in our Regeneration segment and partly due to certain manufacturing cost reductions, offset by increased freight costs. Gross profit decreased as a percentage of net revenues in our Domestic Rehabilitation segment primarily due to increased freight costs and a change in product mix including the impact on product mix of incremental sales from the OSG acquisition, which are primarily sold to third-party distributors at a reduced gross margin. The Regeneration segment gross profit increased as a percentage of revenues due to increased sales volume, an increase in the proportion of unit sales sold to third-party payors and certain cost benefits realized upon the consolidation of the Regeneration product manufacturing into our facility in Vista, California. The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses. Set forth below is operating expense information (in thousands):

	Nine Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$64,058	30.3	$58,056	30.9	$6,002	10.3
General and administrative	22,179	10.5	20,662	11.0	1,517	7.3
Research and development	4,749	2.2	4,087	2.2	662	16.2
Amortization of acquired intangibles	3,560	1.7	3,577	1.9	(17)	(0.5)
Restructuring costs	—	—	2,085	1.1	(2,085)	(100.0)
Consolidated operating expenses	$94,546	44.7	$88,467	47.1	$6,079	6.9

Sales and Marketing Expenses. The increase in sales and marketing expenses is due to costs associated with increased commissions on increased sales, additional sales personnel related to our new selling strategies in our Regeneration segment, increased advertising and marketing programs and increased costs due to the nine months ended October 1, 2005 including four more operating days than the nine months ended September 25, 2004.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increased legal costs and costs associated with our compliance with the Sarbanes-Oxley Act of 2002 and increased costs due to the nine months ended October 1, 2005 including four more operating days than the nine months ended September 25, 2004, partially offset by savings related to the integration of the Regeneration business.

Research and Development Expenses. The increase in research and development expense is primarily due to an increase in costs associated with prototyping new products, severance costs incurred in the current year and increased costs due to the nine months ended October 1, 2005 including four more operating days than the nine months ended September 25, 2004.

Amortization of Acquired Intangibles. Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to 10 years, and intangible assets acquired in connection with the OSG acquisition, which are being amortized over lives ranging from three to eight years. The decrease in amortization of acquired intangibles is due to 2004 amortization expense related to an intangible asset for acquired customer backlog related to the Regeneration acquisition that became fully amortized in the first quarter of 2004, offset by the addition of the amortization of the Encore Medical, L.P. acquired intangibles.

Restructuring Costs. In the third quarter of 2004, we recorded charges of $2.1 million related to the integration of our Regeneration business and our manufacturing move, including charges for severance, recruiting, training and other related exit costs.

Income from Operations. Set forth below is income from operations information for our reporting segments (in thousands):

	Nine Months Ended
	October 1, 2005	% of Net Revenues	September 25, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$30,519	21.0	$26,493	20.4	$4,026	15.2
Regeneration	10,815	26.6	5,695	15.6	5,120	89.9
International	6,560	26.1	5,083	23.7	1,477	29.1
Income from operations of reportable segments	47,894	22.6	37,271	19.8	10,623	28.5
Expenses not allocated to segments	(8,525)	(4.0)	(7,185)	(3.8)	1,340	18.6
Consolidated income from operations	$39,369	18.6	$30,086	16.0	$9,283	30.9

The increase in income from operations for each of our segments is due to increased net revenues and gross profit, which exceed increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $3.4 million for the first nine months of 2005 compared to $7.8 million in the first nine months of 2004. The decrease is due to reduced debt levels following the June 2004 redemption of our senior subordinated notes and other debt repayments made after the third quarter of 2004.

We incurred charges aggregating $7.8 million in the second quarter of 2004 related to the redemption of our senior subordinated notes.

Other Income (Expense). Other income (expense) for the first nine months of 2005 reflects write-off of costs related to potential acquisitions that were abandoned in the third quarter and net foreign exchange transaction losses. Other income (expense) for the first nine months of 2004 reflects a net foreign exchange transaction gain offset by a write-off of costs related to a potential acquisition.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40% for the first nine months of both 2005 and 2004.

Net Income. Net income was $21.1 million for the first nine months of 2005 compared to net income of $8.7 million for the first nine months of 2004 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at October 1, 2005 was $64.8 million. Total cash and cash equivalents were $1.1 million at October 1, 2005.

Net cash provided by operating activities was $32.5 million and $33.0 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. The net cash provided by operations in both the 2005 and 2004 periods primarily reflects positive operating results, partially offset by an increase in net working capital. In connection with the move of the billing and collections activities of our Regeneration segment from Tempe, Arizona to Vista, California in 2004, we were required to amend certain registrations and contracts with certain of our third-party payor customers of this business. As a result of this transition, certain payments owed to us by these payors were delayed, contributing to an increase in accounts receivable in this segment of $6.2 million. We continue to work with these third-party payors to expedite the delayed payments. For the nine months ended October 1, 2005 and September 25, 2004, cash of approximately $1.9 million and $0.3 million, respectively, was used to pay for restructuring costs accrued in 2004.

Cash flows used in investing activities were $17.5 million and $7.7 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. Cash used in investing activities for the first nine months of 2005 included $3.1 million used for the SME acquisition, $9.5 million used for the OSG acquisition and $3.6 million used for capital expenditures. Cash used in investing activities for the first nine months of 2004 included the final $1.5 million payment for the acquisition of certain patent licenses in connection with the settlement of a patent litigation matter in 2003 and $4.6 million used for capital expenditures.

Cash flows used in financing activities were $25.0 million and $21.5 million for the nine months ended October 1, 2005 and September 25, 2004, respectively. In the first nine months of 2005, the cash used by financing activities included $3.6 million of net proceeds received from the exercise of stock options, $0.5 million from the issuance of stock under our Employee Stock Purchase Plan, approximately $1.8 million received from the collection of a note receivable, and proceeds of $8.0 million from a draw on our revolving line of credit, offset by approximately $38.3 million used to repay debt and $0.7 million paid for debt issuance costs incurred in connection with the amendment to our credit agreement. Cash used in financing activities in the first nine months of 2004 included $79.7 million used to redeem our senior subordinated notes, offset by the net proceeds, amounting to $56.4 million, from the sale of shares by us in February 2004. Also in the first nine months of 2004, proceeds of $4.6 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.3 million was received from collection of a note receivable.

Contractual Obligations and Commercial Commitments

On May 5, 2005, we completed an amendment to our credit agreement. Previously, the credit agreement consisted of a $100 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125 million, consisting of a term loan of $50 million, which was fully drawn at closing and $75 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to October 1, 2005, we repaid $27.8 million of the amounts outstanding under the revolving line of credit (net of a borrowing of $8.0 million on the revolving line of credit in the third quarter of 2005) and $16.0 million remained outstanding as of October 1, 2005. In addition, we were contingently liable for outstanding letters of credit aggregating approximately $4.1 million at October 1, 2005. Under the amended agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros. As of October 1, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus an applicable margin, which varies based on our leverage ratio. The amended agreement reduced our interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At our current leverage ratio, the applicable interest rate is either LIBOR plus 1.25% or base rate plus 0.25%. The weighted average interest rate applicable to our borrowings as of October 1, 2005 was 4.92%.

Repayment. We are required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. Prior to October 1, 2005, we repaid $1.25 million of the amounts outstanding under the term loan and $48.75 million remained outstanding under the term loan as of October 1, 2005. In addition to scheduled principal payments, we are required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) exceeds 2.25 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, repayment of certain indebtedness and payments for certain common stock repurchases. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.25 to 1.00, (b) 100% of certain debt issuances by us and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

Security; Guarantees. The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by us, dj Development, DJ Capital and future U.S. subsidiaries. In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our assets.

Covenants. The credit facility contains a number of covenants that, among other things, restrict our ability to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business we conduct; (vii) grant liens on or sell our assets; (viii) or engage in certain other activities. The amended agreement provides less restriction than our previous agreement in most of these areas. The credit agreement also requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 2.75 to 1.00 and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. At October 1, 2005, our ratio of total debt to consolidated EBITDA was approximately 1.01 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 4.09 to 1.00.  We were in compliance with all covenants as of October 1, 2005.

Debt issuance costs. In connection with the amendment, we incurred costs of approximately $0.7 million, which were capitalized. These costs, along with the unamortized balance of the costs incurred in connection with the original agreement and a previous amendment, are being amortized over the term of the amended credit agreement.

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

As of October 1, 2005, we had available a total of approximately $1.1 million in cash and cash equivalents and $54.9 million available under our revolving credit facility, net of $4.1 million of outstanding letters of credit.  For the remainder of 2005, we expect to spend total cash of up to approximately $4.6 million for the following requirements:

•      approximately $2.1 million scheduled principal and interest payments on our credit facility; and

•      up to approximately $2.5 million for capital expenditures.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, in particular, risks and uncertainties associated with the growth of the bone growth stimulation market, changes in coding and reimbursement levels by government and private payers, changes in other government regulations and other material risks discussed under the heading “Risk Factors” in our Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March 2005 as well as the risks discussed under the heading “Risk Factors” in this Form 10-Q. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

Risk Factors

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business operations, our debt level and government regulations.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business

Prior to the Regeneration acquisition, we did not have experience operating in the regeneration segment of the non-operative orthopedic and spine markets.

Historically, our principal focus has been the market for orthopedic rehabilitation products.  Accordingly, prior to our acquisition of the bone growth stimulation device business from OrthoLogic in November 2003, we did not have any experience operating in the regeneration segment of the non-operative orthopedic and spine markets.  The regeneration segment of the non-operative orthopedic and spine markets has different competitive characteristics from those we have experienced in the market for our rehabilitation products and the third party payor coverage and reimbursement issues are more complex than in our traditional rehabilitation markets.  In addition, the products we acquired from OrthoLogic are subject to Class III Food and Drug Administration, or FDA, review.  This level of review is more stringent than that required for our rehabilitation products.

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

We have integrated the Regeneration sales force into our domestic rehabilitation sales force and we may be unsuccessful in our strategy relative to this integration.

In August 2004, we announced our intention to integrate fully the Regeneration business sales force and sales management into our DonJoy sales organization, and that integration was completed by the end of 2004. This integrated sales force has not yet demonstrated the ability to accelerate sales growth to the full level of our expectations and is subject to a variety of risks and uncertainties, including the following:

•                  part of our integration plan consisted of hiring a significant number of additional Regeneration specialists and encouraging our independent sales agents to hire a similar number of specialists.  We may have difficulty training and retaining that number of product specialists. To date, we have experienced, and may continue to experience, relatively high turnover among our Regeneration sales specialists and sales managers, which can lead to disruption of customer relations and increased training time and costs;

•                  our existing customers may not have a need for bone growth stimulation products or may have existing relationships with our competitors for similar products;

•                  competitive products or technologies in fracture repair or spinal fusion surgery may undermine our sales and profitability goals;

•                  our rehabilitation product distribution channel is unfamiliar with bone growth stimulation (BGS) products and may not be as effective as the established channels for BGS products.

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

Part of our Regeneration integration plan was to combine the administrative functions of the Regeneration business with our existing functions in Vista and to move the assembly and calibration operations for BGS products from Tempe, Arizona to Vista.  We have completed these steps, but our ability to obtain synergies and expense reductions through this strategy is subject to risks, including the following:

•                  we may not be able to successfully replace the former Regeneration business employees who did not relocate to Vista with equally qualified personnel, or we may experience high rates of turnover among the new employees we hire;

•                  we may experience difficulty in the billing and collection functions for BGS products since our work force is newly hired;

•                  our prior experience in billing Medicare is limited, and we may encounter difficulties in processing the higher level of Medicare claims in the Regeneration business as compared to our other businesses; and

•                  we may experience difficulty in coordinating the placement and billing of BGS products between our largely new sales force and our largely new reimbursement staff.

As a result of these risks, we cannot be certain we will realize the financial benefits and operating synergies that we anticipated as a part of the Regeneration integration.

Changes in the regulatory status of our BGS products could adversely affect the operations and financial results of our Regeneration business.

                Earlier in 2005 a petition was filed with the US Food and Drug Administration (“FDA”) seeking to reclassify products such as our BGS products from Class III to Class II.  If that petition were to succeed, there would likely be increased competition from new products in the electrical bone growth stimulation device business which could result in downward price pressures on our products and business.  In addition, the committee responsible for providing guidance and advice on clinical matters to Medicare held a meeting during 2005 for the purpose of, among other things, considering the effectiveness of products such as our BGS products on healing nonunion fractures among the Medicare patient population.  We have actively opposed the granting of the petition to the FDA to reclassify BGS products, and we have provided information to the Medicare committee on the effectiveness of our BGS products.  We cannot be certain of the outcome of either regulatory matter, and an adverse outcome on either such matter could impact our ability to grow sales and realize profits in our Regeneration business.  Furthermore, we cannot be sure that other regulatory changes will not be proposed or implemented that adversely impact our Regeneration business.  See additional risk factors under the heading “Risks Relating to Government Regulation” below.

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

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  For these products, we arrange billing to a patient or third-party payor after the product is provided to the patient.  In March 2003, we began outsourcing the revenue cycle of this program, from billing to collections, to an independent third-party contractor. This provider may not remain successful in achieving or maintaining our billing and collections  goals and there can be no assurance that we will not have to resume these administrative functions in the future.

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

The U.S. patent for our “Four Points of Leverage” system expired in January 2005. Revenues generated from the sale of products in the U.S. using our “Four Points of Leverage” system represented approximately 15%, 22% and 23% of our historical net revenues for 2004, 2003 and 2002, respectively. The majority of our anterior cruciate ligament, or ACL, braces, including Defiance, Legend and 4TITUDE, and certain of our osteoarthritic braces use this system. We believe a number of our competitors will introduce ligament braces that incorporate aspects of our “Four Points of Leverage” system now that the patent has expired.  In such event, our competitors may be able to sell products that are similar to ours at lower prices than we currently sell our products, which could adversely affect our revenue and profitability.

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

In addition, we may require additional debt or equity financing for future acquisitions.  Such financing may not be available on favorable terms, if at all.  Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition that could have an adverse effect on our results of operations in the period in which the expense is recognized.

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

We rely heavily on our relationships with orthopedic professionals who prescribe and dispense our products and our failure to maintain these relationships could adversely affect our business.

The sales of our products depend significantly on the prescription or recommendation of such products by orthopedic and spine surgeons and other healthcare professionals.  We have developed and maintain close relationships with a number of widely recognized orthopedic surgeons and specialists who support and recommend our products.  Failure of our products to retain the support of these surgeons and specialists, or the failure of our products to secure and retain similar support from leading surgeons and specialists, could have an adverse effect on our business.

The majority of our sales force consists of independent agents and distributors who maintain close relationships with our hospital and physician customers.

Our success also depends largely upon arrangements with independent agents and distributors and their relationships with our hospital and physician customers in the marketplace. These agents and distributors are not our employees, and our ability to influence their actions and performance is limited.  Our inability to effectively manage these agents and distributors or our failure generally to maintain relationships with these independent agents and distributors could have an adverse effect on our business.

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

In the rehabilitation market, our primary competitors in the rigid knee bracing product line include Orthofix International, N.V., Bledsoe Brace Systems, Innovation Sports Incorporated, Generation II USA, Inc. and Townsend Industries Inc.  Our competitors in the soft goods products segment include Aircast Inc., Biomet, Inc., DeRoyal Industries,  Royce Medical Co. and Zimmer Holdings, Inc.  Our primary competitors in the pain management products market include I-Flow Corp., Aircast, Orthofix and Stryker Corporation.

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

•                  a growing emphasis on physical fitness, leisure sports and conditioning, which has led to increased injuries, especially among women; and

•                  the increasing awareness and use of non-invasive devices for prevention, treatment and rehabilitation purposes.

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

In addition, we purchase the microprocessor used in the OL1000® and SpinaLogic devices from a single manufacturer. Although there are feasible alternate microprocessors that might be used immediately, all are produced by a single supplier.  In addition, there are single suppliers for other components used in the OL1000 and SpinaLogic devices and only two suppliers for the magnetic field sensor employed in them.  Establishment of additional or replacement suppliers for these components cannot be accomplished quickly.

Our international sales and profitability may be adversely affected by foreign currency exchange fluctuations and other risks.

We sell products in foreign currency through our foreign subsidiaries.  The U.S. dollar equivalent of international sales denominated in foreign currencies in the nine months ended October 1, 2005 and in fiscal years 2004, 2003 and 2002 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same periods.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

We have implemented a strategy to selectively replace our third-party international distributors with wholly-owned distributorships.  In 2002, we began to distribute our products in Germany/Austria, the United Kingdom and Canada through wholly-owned subsidiaries.  We established a wholly-owned distributorship in France in September 2003 and one in the Nordic countries in August 2004.  The creation of direct distribution capabilities in foreign markets requires additional financial and operational controls.  We cannot assure you that we will be able to successfully maintain organizational controls in our foreign operations or that our international strategy will result in increased revenues or profitability.

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

Nearly all of our rehabilitation products are manufactured in our new facility in Tijuana, Mexico. The products that are still manufactured in Vista, California consist of our custom rigid bracing products, which remain in the U.S. to facilitate quick turn-around on custom orders and the Regeneration product line. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace.  Our facilities may be affected by natural or man-made disasters.  If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility.  In addition, our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

•                  if the acquisition price is greater than $10 million, the company we are acquiring has positive EBITDA;

•                  the acquisition price is less than $50 million individually and less than $75 million in the aggregate with all other permitted acquisitions consummated during the term of the credit agreement; and

•                  if the acquisition involves assets outside the United States, the acquisition price is less than $25 million in the aggregate with all other permitted acquisitions consummated outside the United States during the term of the agreement.

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

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and by respective authorities in foreign countries where we do business.  The FDA regulates virtually all aspects of a medical device’s testing, manufacture, safety, labeling, storage, recordkeeping, reporting, promotion and distribution.  The FDA also regulates the export of medical devices to foreign countries.  Failure to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject a company to administrative or judicially imposed sanctions ranging from warning letters to criminal penalties or product withdrawal. Unless an exemption applies, a medical device must receive either clearance or premarket approval from the FDA before it can be marketed in the United States.  The FDA’s 510(k) clearance process for Class II devices usually takes from three to twelve months, but may take significantly longer.  The premarket approval process for Class III devices generally takes from one to three years from the time the application is filed with the FDA, but also can be significantly longer.  Premarket approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process.  Despite the time, effort and expense expended, there can be no assurance that a particular device will be approved or cleared by the FDA through either the 510(k) clearance process or the premarket approval process.

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

Our products are sold to healthcare providers and physicians who may receive reimbursement for the cost of our products from private third-party payors and, to a lesser extent, from Medicare, Medicaid and other governmental programs.  In certain circumstances, such as for our Regeneration products and the products sold through our OfficeCare program, we submit claims to third-party payors for reimbursement. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of healthcare providers and physicians, who are influenced by cost containment measures taken by third-party payors.  Limitations or reductions in third-party reimbursement for our products can have a material adverse effect on our sales and profitability.

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  Our Class III bone growth stimulator devices, for example, are not affected by the reimbursement level freeze and are not subject to competitive bidding.  Off-the-shelf orthotic devices are subject to competitive bidding.    Under competitive bidding, which will be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

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

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators, and orthotics and that has a supplier number for submission of such bills will be subject to new quality standards as a condition of receiving payment from the Medicare program.    The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment.  These new supplier standards and clinical conditions for payment could affect our ability to bill Medicare, limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to cause, healthcare providers to lower costs.  One result has been, and is expected to continue to be, a shift toward lower priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results.  For example, in our rigid knee-bracing segment, we and many of our competitors are offering lower priced, off-the-shelf products in response to managed care customers.

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

In international markets, we have experienced downward pressure on product pricing and other effects of healthcare reform similar to that which we have experienced in the United States.  We expect healthcare reform and managed care to continue to develop in our primary international markets, which we expect will result in further downward pressure in product pricing.  The timing and effects on us of healthcare reform and the development of managed care in international markets cannot currently be predicted.

Proposed laws that would limit the types of orthopedic professionals who can fit, sell or seek reimbursement for our products could, if adopted, adversely affect our business.

In response to pressure from mostly orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them.  Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices.  Some of these laws have exemptions for manufacturers’ representatives.  Other laws apply to the activities of such representatives.  Other states may be considering similar legislation.  Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals.  We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business. In addition, efforts have been made to establish such requirements at the federal level for the Medicare program.  Most recently, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA).  BIPA contained a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices.  CMS is in the process of implementing this requirement, and we cannot predict the effect its implementation or implementation of other such laws will have on our business.

We may need to change our business practices to comply with healthcare fraud and abuse laws and regulations.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws.  Violations of these laws are punishable by criminal and civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, Veterans Administration health programs and TRICARE.  Because of the far-reaching nature of these laws, we may be required to alter one or more of our practices.  Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that a fraud and abuse law or regulation has been violated.  Any violations of these laws or regulations could result in a material adverse effect on our business, financial condition and results of operations.  If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful.

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

As of October 1, 2005, we had $64.8 million of variable rate debt represented by borrowings under our credit facility (at a weighted-average interest rate of 4.92% at October 1, 2005). Based on the balance outstanding under the credit facility as of October 1, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.7 million on an annual basis. At October 1, 2005, up to $54.9 million of variable rate borrowings were available under our $75.0 million revolving credit facility, net of $4.1 million of outstanding letters of credit. As of October 1, 2005, we had $16.0 million outstanding under the revolving credit facility, and we were contingently liable for letters of credit issued under the facility aggregating approximately $4.1 million.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks; however, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At October 1, 2005, we had no such derivative financial instruments outstanding.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the third quarter of 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At October 1, 2005, we had no hedging transactions in place.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no repurchases of our common stock during the nine months ended October 1, 2005 under the program authorized by our board of directors in September 2004 that allowed us to repurchase up to $20 million of our common stock.  The shares could be repurchased at times and prices as determined by management and may be completed through open market or privately negotiated transactions. The repurchase program provided that repurchases would be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares would be retired and cancelled upon repurchase. We obtained an amendment to our credit agreement permitting the stock repurchase program.  Through December 31, 2004, we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.   The stock repurchase program expired in September 2005.

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

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966)).

10.1#	dj Orthopedics Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005).

10.2#	Trust agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005).

10.3

Asset purchase agreement between dj Orthopedics, LLC, and Encore Medical, L.P., dated as of August 8, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated August 8, 2005).

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

DJ ORTHOPEDICS, INC.
(Registrant)

Date: October 31, 2005	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2005	BY:	/s/ Vickie L. Capps
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

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966)).

10.1#	dj Orthopedics Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005).

10.2#	Trust agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005).

10.3

Asset purchase agreement between dj Orthopedics, LLC, and Encore Medical, L.P., dated as of August 8, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated August 8, 2005).

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