Form 10-K
period 2005-12-31
DJ ORTHOPEDICS INC
filed 2006-02-16
CIK 1157972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of all outstanding common equity held by non-affiliates of the Registrant based on the closing price of common stock as reported on the New York Stock Exchange on July 1, 2005 was $494,913,948.

The number of shares of the Registrant’s common stock outstanding at February 10, 2006 was 22,190,085 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.  With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJ ORTHOPEDICS, INC.

FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Executive Officers of the Registrant

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules
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

Note on Forward-Looking Information

This annual report on Form 10-K contains, in addition to historical information, statements by us with respect to our expectations regarding future financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions. Actual results could differ materially from those currently anticipated as a result of a number of factors, including material risks discussed under the heading “Risk Factors” in this annual report.  If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

Part I

Item 1. Business

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  We believe that we have a leading market share in the non-operative orthopedic and spine markets that we target.  From 2004 to 2005, our consolidated revenues grew 11.8% to $286.2 million.

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

We sell our products in the United States and in more than 50 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  We believe that we have one of the largest distribution networks for non-operative orthopedic products.  We believe that this distribution network, along with our recognized brand names, reputation for quality, innovation and customer service, and our strong relationships with orthopedic professionals have contributed to our leading market position.

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

We file annual reports, such as this Form 10-K, as well as quarterly reports on Form 10-Q and current reports on Form 8-K, with the United States (U.S.) Securities and Exchange Commission (SEC).  We make these reports available free of charge on our website under the investor relations page.  These reports can be accessed the same day they are filed with the SEC.  All such reports were made available in this fashion during 2005.

4TITUDE®, Defiance®, dj Ortho®, DonJoy®, FourcePoint™, IceMan®, OfficeCare®, ProCare®, SpinaLogic®, UltraSling®, LegendTM, UltraSling ERTM, Knee GuaranteeTM, OL1000TM, OL1000 SCTM, DonJoy Pain Control DeviceTM, VelocityTM and ArcticFlowTM, are certain of our registered trademarks and trademarks for which we have applications pending or common law rights.  All other brand names, trademarks and service marks appearing in this annual report are the property of their respective holders.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                       Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on growth initiatives related to maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

- Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the year ended December 31, 2005, we launched 30 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

- Expand Product Offerings for the Spine and for Foot and Ankle.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market and we intend to add more products to address this market segment.  In addition, according to Frost & Sullivan, the ankle braces and supports segment of the Domestic Rehabilitation market is approximately $226 million in 2005 and offers us an opportunity for future growth as our current level of sales in this market segment is relatively low. In 2005, we launched our Velocity Ankle, a new rigid ankle brace. This product has been one of our most successful new products in recent years. We intend to further expand our foot and ankle product offerings. For example, in early 2006, we launched a new foot orthotic to treat subtle cavus foot.

- Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 850 physician offices encompassing over 3,400 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients. Expanding our OfficeCare channel also permits us to increase our weighted-average selling prices, as the units sold through this channel are billed to insurance companies and other third-party payors at higher prices than most of our other sales channels.  Accordingly, our OfficeCare initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the year ended December 31, 2005, we added approximately 200 new offices to our OfficeCare channel, net of account terminations, including approximately 45 accounts added through our acquisition of the stock and bill business of Superior Medical Equipment, LLC (SME acquisition).

- Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the year ended December 31, 2005, we signed four new significant national contracts, including a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products, and we renewed two other significant national contracts.  In addition, in connection with our August 2005 acquisition of the orthopedic soft goods business from Encore Medical L.P. (OSG acquisition), we added one new significant national contract and increased our penetration into several other national account opportunities already within our portfolio.

•                       Grow Our Regeneration Business. We have integrated the sales force for our OL1000 bone growth stimulator product into our domestic rehabilitation sales organization.  We have also increased the number of regeneration sales specialists dedicated to selling our OL1000 product.  We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  Our distribution arrangement with DePuy Spine has also become non-exclusive for 2006, which permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so.  We intend to add additional selling resources in those geographical parts of the country where sales are not meeting our expectations.  We believe that our new selling strategies for our Regeneration segment will drive faster growth for this business.

•                       Expand International Sales. International sales have historically represented less than 15% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically we have only sold a limited range of our products in our international markets.  In 2005, we successfully launched an expanded range of soft goods, our cold therapy products and our bone growth stimulation products in our International segment.

•                       Pursue Selective Acquisitions. We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenue. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. In the year ended December 31, 2005, we completed the SME and OSG acquisitions that meet these criteria as discussed in Note 3 to the consolidated financial statements included in Item 8 herein. In January 2006, we also completed the acquisition of Newmed SAS (Newmed), as discussed in Note 13 to the consolidated financial statements included in Item 8, herein, which is intended to increase our international revenue in France and other parts of Europe.

Rehabilitation Products

Rigid Knee Bracing

We design, manufacture and market a broad range of rigid knee braces, including ligament braces, which are designed to provide support for knee ligament instabilities, post-operative braces, which are designed to provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which are designed to provide relief of knee pain due to osteoarthritis. These products are generally prescribed to a patient by an orthopedic physician or provided by athletic trainers for use in preventing injury. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available “off-the-shelf” in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office.  Sales of rigid knee braces represented approximately 31% of our revenues for 2005.

Ligament Braces. Ligament braces are designed to provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so they can successfully complete rehabilitation and resume daily activities after knee surgery or injury. Ligament braces are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. Our ligament braces can also be used to support the normal functioning of the knee to prevent injury. Our ligament bracing product line includes customized braces generally designed for strenuous athletic activity and off-the-shelf braces generally designed for use in less rigorous activity.  We offer a Knee Guarantee program in connection with our Defiance ligament brace. The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000 towards surgery, should an ACL re-injury occur while wearing the Defiance ligament brace. We believe that we are the only orthopedic company in the United States that provides such a guarantee.  Since we introduced this guarantee, claims under the program have been minimal.

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

Osteoarthritic Braces. Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee. Our line of customized and off-the-shelf osteoarthritic braces is designed to redistribute weight through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement.  Frost & Sullivan estimates that sales of osteoarthritic braces are expected to grow faster than other categories of rigid knee bracing.

Soft Goods

Our soft goods product line originally consisted of simple neoprene braces for the knee, thigh, elbow and ankle.  We now have over 500 soft goods products that offer immobilization and support from head to toe.  In addition, in connection with our August 2005 OSG acquisition, we acquired a line of patient safety products and pressure care products. Our soft goods products represented approximately 42% of our revenues for 2005.

Soft Bracing.  These products are generally constructed from fabric or neoprene materials and are designed to provide support, immobilization and/or heat retention and compression of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist.  We currently offer products ranging from simple neoprene knee sleeves to more advanced products that incorporate materials and features such as air-inflated cushions and metal alloy hinge components.  We recently introduced the Velocity ankle brace.  The Velocity represents an evolution in DonJoy ankle brace technology, utilizing several new, proprietary design features.  The Velocity is a low profile, lightweight ankle brace that prevents abnormal ankle inversion, eversion, and rotation while allowing natural, unrestricted range of motion.  The combination of soft goods with a rigid, hinged foot plate and calf cuff provides enhanced levels of control, fit, and support.  The Velocity has been one of our most successful new product introductions in recent years.

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

Patient Safety.  We offer a variety of patient safety devices to hospitals and healthcare facilities to accommodate ambulatory and non-ambulatory patients, including limb positioning devices and wheelchair and bed safety products.

Pressure Care Products.  These products are designed to eliminate the development of ulcers, which form when blood supply to skin tissue is reduced or cut off by pressure.  Our pressure care products are constructed with lightweight premium grade material to offer resilience, durability and patient comfort.  The products offered within this line are used primarily during or after surgical treatment.

Pain Management Products

Our portfolio of pain management products includes cold therapy products to assist in the reduction of pain and swelling and a system that employs ambulatory infusion pumps for the delivery of local anesthetic to a surgical site.  Our pain management products accounted for approximately 8% of our revenues for 2005.

Cold Therapy Products. Cold therapy products are designed to help reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process.  We manufacture, market and sell the IceMan and the ArcticFlow devices, as well as other cold therapy products such as ice packs and wraps. The IceMan product is a portable device used after surgery or injury.  The product consists of a durable quiet pump and control system used to circulate cold water from a reservoir to a pad designed to fit the injured area, such as the ankle, knee or shoulder. The IceMan product uses a patented circulation system to provide constant fluid flow rates, thereby minimizing temperature fluctuations. The ArcticFlow product is a manual cold therapy product that involves a simple, gravity-based means of applying cold therapy.

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

Regeneration Products

BGS devices are designed to promote the healing of musculoskeletal bone and tissue through electromagnetic field technology.  The BGS products we offer utilize proprietary combined magnetic field technology to deliver a highly specific, low-energy signal. The OL1000 product is used for the non-invasive treatment of an established nonunion fracture, which are fractures that do not show signs of healing within 90 days.  Approximately 3-5% of fractures become nonunion.  The SpinaLogic product is used as an adjunct therapy after primary lumbar spinal fusion surgery for at-risk patients.  Patients are considered at-risk when the natural healing process of the bone may be compromised by other health conditions of the patient, such as diabetes, smoking habits, weight, age and the severity and location of the fracture.  Our BGS products accounted for approximately 19% of our revenues for 2005.

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

We offer the Technology You Can Trust program in connection with our BGS products. If a patient has a nonunion fracture that fails to heal while using a BGS product, the Technology You Can Trust program will, if the patient meets the specified requirements of the program, refund the costs for treatment using the BGS product.  Since the Technology You Can Trust program was introduced, refunds under this program have been minimal.

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

SpinaLogic.  The SpinaLogic product is a FDA approved, portable, non-invasive, electromagnetic bone growth stimulator that is designed to enhance the healing process as an adjunct therapy after spinal fusion surgery. With the SpinaLogic product, the patient attaches the device to the lumbar injury location where it is designed to provide localized magnetic field treatment to the fusion site.  Similar to the OL1000 product, the SpinaLogic device contains a micro-controller that tracks the patient’s daily treatment compliance and can be checked by the surgeon during follow-up visits.  In 2005, we launched our newest design for our SpinaLogic product. The new, more ergonomic design is smaller, lighter and has a gently curved oval shape that conforms to the spine’s anatomy, making it more comfortable than spine bone growth stimulators previously offered by the Company.  The new design incorporates the same patented Combined Magnetic Field (CMF) waveform technology that has established SpinaLogic as a convenient-to-use spinal bone growth stimulator, with a daily treatment time of 30 minutes.

Sales, Marketing and Distribution

We distribute our products through four sales channels: DonJoy, ProCare, OfficeCare and International.  Our DonJoy, ProCare and OfficeCare channels are managed by regional general managers who are responsible for managing the sale of all of our products across these channels, a general manager who is responsible for managing the sale of our Regeneration products in the U.S. and a vice president who is responsible for managing the sale of our ProCare products in the U.S.  Our international channel consists of sales by our wholly-owned foreign subsidiaries and foreign independent distributors.  For the year ended December 31, 2005, no single customer represented more than 10% of our revenues.

Our Domestic Rehabilitation segment, which includes sales of our rehabilitation products through the DonJoy, ProCare and OfficeCare sales channels discussed below, accounted for approximately 69% of our revenues for 2005.  Our Regeneration segment, which includes sales of our regeneration products through the DonJoy sales channel discussed below, accounted for approximately 19% of our revenues for 2005.

DonJoy

The DonJoy sales channel is responsible for sales of rigid knee braces, pain management products, Regeneration products (effective August 2004) and certain soft goods. The channel consists of approximately 300 independent commissioned sales representatives who are employed by approximately 45 independent sales agents and a few of our direct sales representatives and approximately 120 sales representatives dedicated to selling our OL1000 product, of which approximately 60 are employed by us. The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because the DonJoy product lines generally require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs.

The SpinaLogic product was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement, which can be unilaterally terminated by DePuy Spine with four months notice and expires by its terms in 2010.  The agreement required DePuy Spine to meet annual sales minimums in order to maintain exclusivity.  In January 2005, we amended the agreement with DePuy Spine to divide the U.S. into territories in which DePuy Spine had exclusive sales rights and non-exclusive territories in which we engaged in our own sales efforts or retained another sales agent.  Commencing early in 2006, the agreement with DePuy Spine became a non-exclusive arrangement for the entire U.S.  This permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so.

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

ProCare

The ProCare channel employs approximately 45 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities.  Products in this channel consist primarily of our soft goods, which are generally sold in non-exclusive territories to third-party distributors. These distributors include large, national third-party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physican Sales and Service Inc., regional medical surgical dealers, and medical products buying groups that consist of a number of dealers who make purchases through the buying group.  These distributors generally resell the products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Unlike rigid knee bracing products, our soft goods products generally do not require significant customer education for their use.

In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts primarily for the sale of soft goods products, but often also covering our other product categories, with large healthcare providers and buying groups, such as Broadlane, Premier, HealthTrust Purchasing Group, AmeriNet Inc., Novation and US Government/Military hospitals. Under these contracts, we provide favorable pricing to the buying group and, as a result, are generally designated a preferred purchasing source for the members of the buying group for specified products.  Members, however, are not obligated to purchase our products. As part of our strategy, we seek to secure additional national contracts with other healthcare providers and buying groups in the future.

OfficeCare

Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient.  For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of December 31, 2005, the OfficeCare program was located at over 850 physician offices throughout the United States.  We have contracts with over 700 third-party payors for our OfficeCare products.

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

International

We market our products in over 50 countries outside the United States, primarily countries in Europe as well as in Australia, Canada and Japan. International sales are currently made through two distinct channels: independent third-party distributors and through wholly-owned foreign subsidiaries in Germany, the United Kingdom, Canada, France and Denmark. The International sales channel accounted for approximately 12% of our revenues for 2005.  In connection with our January 2006 acquisition of Newmed, as discussed in Note 13 to the consolidated financial statements included in Item 8 herein, we have increased the size and scale of our international business. The Newmed acquisition increased our sales and marketing presence in France and through the Newmed subsidiary in Spain, we now have a direct sales presence in Spain. Newmed also adds research and development capabilities in Europe, as well as manufacturing capabilities in Tunisia.

We believe that future opportunities for sales growth within international markets are significant.  To this end, we established our direct distributorship subsidiaries in foreign countries.  These wholly-owned subsidiaries have enabled us to obtain higher gross margins on our products than we would have obtained on sales through third-party distributors.  In addition, we believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements.

Manufacturing

Nearly all of our rehabilitation products are manufactured in Tijuana, Mexico.  In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to further expand our Mexico manufacturing operations. We increased the size of our Mexico facility by another 25,000 square feet in 2005. Our only products that are still manufactured in Vista, California consist of our custom rigid knee bracing products, which remain in the U.S. primarily to facilitate quick turn-around on custom orders, and the assembly and calibration of our Regeneration product lines which was moved to our Vista facility from Tempe, Arizona in the first quarter of 2005 as the final step of integrating the acquired Regeneration operations.  Within our Vista and Tijuana facilities, we operate a vertically integrated manufacturing and cleanroom packaging operation and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified.  In connection with our January 2006 acquisition of Newmed, as discussed in Note 13 to the consolidated financial statements included in Item 8 herein, we now have manufacturing capabilities in Tunisia, which, although on a smaller scale, are very similar to our manufacturing capabilities in Mexico.

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

Competition

The non-operative orthopedic and spine markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee bracing market include companies such as Orthofix International, N.V., Bledsoe Brace Systems, Ossur hf. and Townsend Industries Inc. In the soft goods products market, our competitors include Aircast Inc., Biomet, Inc., DeRoyal Industries, Ossur hf. and Zimmer Holdings, Inc.  In the pain management products market, our competitors include Aircast, I-Flow Corp., Orthofix and Stryker Corporation.  In the nonunion bone growth stimulation market, our competitors include Orthofix, Biomet and Smith & Nephew, and in the spinal fusion market we compete with Biomet and Orthofix. Several competitors have initiated stock and bill programs similar to our OfficeCare program.

Competition in the rigid knee brace market is primarily based on product technology, quality and reputation, relationships with customers, service and price. Competition in the soft goods and pain management markets is less dependent on innovation and technology and is primarily based on product range, quality, service and price. Competition in bone growth stimulation devices is more limited as higher regulatory thresholds provide a barrier to market entry.  We estimate that Biomet has dominant shares of the U.S. markets for bone growth stimulation products used both to treat nonunion fractures and as adjunct therapy after spinal fusion surgery.  International competition is primarily from foreign manufacturers whose costs may be lower due to their ability to manufacture products within their respective countries.

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

We own or have licensing rights to approximately 289 U.S. and foreign patents and approximately 108 pending patent applications. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements. One of our most significant patents, which was registered only in the United States, involved the bracing technology and design called the “Four Points of Leverage” system. A majority of our ligament bracing products and certain of our osteoarthritic braces have been designed using the “Four Points of Leverage” system which exerts a force on the upper portion of the tibia, which, in turn, reduces strain on the damaged, reconstructed or torn ligament. Our patent covering the “Four Points of Leverage” system expired in January 2005.  Revenues generated from sales of products using our “Four Points of Leverage” system in the U.S. accounted for approximately 14%, 15% and 22% of our historical net revenues for 2005, 2004, and 2003, respectively.  We have secured additional patents in recent years that cover several component parts or functions of our line of knee braces, including the FourcePoint™ hinge, anti-migration straps and others.

Our other significant patents include the custom contour measuring instrument, which serves as an integral part of the measurement process for patients using our customized ligament and osteoarthritic braces.  In addition, we own patents covering a series of hinges for our rigid knee braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in rigid knee braces such as the Defiance ligament brace.  We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products, and we license patents on an exclusive basis covering the combined magnetic field technology used in our BGS products.

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

Employees

As of December 31, 2005, we had approximately 1,700 employees.  Approximately 52% of our employees work in Mexico. Our employees are not unionized.  We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

Government Regulation

Medical Device Regulation

United States.  Our products and operations are subject to regulation by the FDA, state authorities and comparable authorities in foreign jurisdictions. Among other things, pursuant to the federal Food, Drug and Cosmetic Act and its implementing regulations, the FDA regulates the research, testing, manufacturing, safety, labeling, storage, recordkeeping, premarket clearance or approval, marketing and promotion, and sales and distribution of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.  In addition, the FDA regulates the export of medical devices manufactured in the United States to international markets.

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

Class I devices are those for which safety and effectiveness can be assured by adherence to a set of regulatory guidelines called General Controls, including compliance with the applicable portions of the FDA’s Quality System Regulation, or QSR, which sets forth the current good manufacturing practices for medical devices, facility registration and product listing, reporting of adverse medical events, and appropriate, truthful and non-misleading labeling, advertising, and promotional materials.

Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls in order to receive marketing clearance from the FDA.  Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure.  When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or another commercially available, similar device that was subsequently cleared through the 510(k) process.  By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days of submission.  As a practical matter, clearances can take significantly longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarked review requirements.

A Class III device is a product which has a new intended use or uses advanced technology that is not substantially equivalent to a use or technology with respect to a legally marketed device.  The safety and efficacy of Class III devices cannot be assured solely by the General Controls and the other requirements described above.  These devices almost always require formal clinical studies to demonstrate safety and effectiveness.  Submission and FDA approval of a premarket approval application, or PMA, is required before marketing of a Class III product can proceed.  A PMA application, which is intended to demonstrate that the device is safe and effective, must be supported by extensive data, including data from preclinical studies and human clinical trials and information on manufacturing and labeling.  The FDA, by statute and regulation, has 180 days to review a PMA that is accepted for filing, but review of a PMA application often occurs over a significantly longer period of time and can take up to several years.  In approving a PMA application or clearing a 510(k) application, the FDA may also require some form of post-market surveillance when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

A clinical trial is generally required to support a PMA application and is sometimes required for a 510(k) premarket notification.  These trials generally require submission of an application for an investigational device exemption, or IDE, to the FDA.  The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound.  The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements.  Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the appropriate institutional review boards at the clinical trial sites.

Medical devices can be marketed only for the indications for which they are cleared or approved.  Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require a 510(k) clearance, premarket approval supplement or new premarket approval.  The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturers’ determination. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required.  Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products.  Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA. Also, in these circumstances, we may be subject to significant regulatory fines and penalties.

Our manufacturing processes and those of our suppliers are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of our products.  Our domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA.  Our Mexican facilities, which export products to the United States, may also be inspected by the FDA.  Based on internal audits of our domestic and Mexican facilities, we believe that our facilities are in substantial compliance with the applicable QSR regulations.  We also are required to report to the FDA if our products cause or contribute to a death or serious injury or malfunction in a way that would likely cause or contribute to death or serious injury were the malfunction to recur.  Although medical device reports have been submitted in the past 5 years, none have resulted in a recall of our products or other regulatory action by the FDA.  The FDA and authorities in other countries can require the recall of products in the event of material defects or deficiencies in design or manufacturing.  The FDA can also withdraw or limit our product approvals or clearances in the event of serious, unanticipated health or safety concerns.

Even if regulatory approval or clearance of a medical device is granted, the FDA may impose limitations or restrictions on the uses and indications for which the device may be labeled and promoted.  Medical devices may be marketed only for the uses and indications for which they are cleared or approved.  FDA regulations prohibit a manufacturer from promoting a device for an unapproved, or “off-label” use.

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

The European Standardization Committees have adopted numerous harmonized standards for specific types of medical devices.  Compliance with relevant standards establishes the presumption of conformity with the essential requirements for a CE marking.  Our quality system relating to the development, production and distribution of rigid and soft orthopedic bracing, cold therapy and regeneration products is certified to international standards through September 28, 2008 for our facilities in Vista, California and Tijuana, Mexico.  Our regeneration, sterile cold therapy pads and CCMI (leg contour measuring devices and angle reference bending tools) in our facilities in Vista, California have been certified and the existing certificates have been or are in the process of being extended. The existing certificate remains valid until the issue of a new certificate.

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

Federal Privacy and Transaction Law and Regulations

Other federal legislation requires major changes in the transmission and retention of health information by us.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandates, among other things, the adoption of standards for the electronic exchange of health information that has required significant and costly changes to prior practices.  Sanctions for failure to comply with HIPAA include civil and criminal penalties.  The U.S. Department of Health and Human Services, or HHS, has released three rules to date mandating the use of new standards with respect to certain healthcare transactions and health information.  The first rule requires the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits. The second rule released by HHS imposes new standards relating to the privacy of individually identifiable health information. These standards not only require our compliance with rules governing the use and disclosure of protected health information, but they also require us to obtain satisfactory assurances that any business associate of ours to whom such information is disclosed will safeguard the information. The third rule released by HHS establishes minimum standards for the security of electronic health information. We were required to comply with the transaction standards by October 16, 2003 and the privacy standards by April 14, 2003, and were required to comply with the security standards by April 21, 2005.

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

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Modernization Act, provides for revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program.  First, beginning in 2004 through 2008, the payment amounts for orthotic devices (2004 through 2006) and durable medical equipment (2004 through 2008) will no longer be increased on an annual basis.  The freeze does not affect Class III devices such as bone growth stimulators, however.  Second, a competitive bidding program is scheduled to be phased in to replace the existing fee schedule payment methodology beginning in 2007.  Under the Modernization Act, off-the-shelf orthotic devices and other non-Class III devices are subject to the program.  The competitive bidding program is scheduled to begin in ten high population metropolitan statistical areas and in 2009 is to be expanded to 80 metropolitan statistical areas (and additional areas thereafter).  Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding.  Third, supplier quality standards are to be established which will be applied by independent accreditation organizations.  In September 2005, the Centers for Medicare and Medicaid Services, or CMS, which is the agency that administers the Medicare program, published draft supplier quality standards.  The draft standards consist of business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers, and product-specific standards, such as those for customized orthotics products, which focus on product specialization and service standards for such items. CMS has stated that it expects to release the final supplier quality standards in Spring 2006.  Fourth, clinical conditions for payment will be established for certain products.  Fifth, the Modernization Act mandated that the Government Accountability Office (GAO) make a recommendation to Medicare in 2006 regarding the 2007 fee schedule update for bone growth stimulators.  In 2005, the GAO gathered information from bone growth stimulator manufacturers to develop their recommendation.

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

On February 11, 2003, the Centers for Medicare and Medicaid Services, or CMS, made effective an interim final regulation implementing ‘‘inherent reasonableness’’ authority, which allows the agency and contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient.  CMS may make a larger adjustment each year if it undertakes prescribed procedures.  The Modernization Act, clarified that the use of inherent reasonableness authority is precluded for devices provided under competitive bidding.  CMS finalized the inherent reasonableness regulation in December 2005, with an effective date of February 10, 2006, essentially keeping in place the policies in the interim final regulation. We do not know what impact inherent reasonableness and competitive bidding will have on us or the reimbursement of our products.

Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing.  Net revenues from third-party reimbursement accounted for approximately 32%, 31% and 19% of our historical net revenues for the years ended December 31, 2005, 2004 and 2003, respectively.  Medicare reimbursement consisted of approximately 14% of our historical net revenues from third-party reimbursement or approximately 4% of our total historical net revenues for the year ended December 31, 2005.

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

Item 1A. Risk Factors

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

Historically, our principal focus has been the market for orthopedic rehabilitation products.  Accordingly, prior to our acquisition of the bone growth stimulation device business from OrthoLogic in November 2003, we did not have any experience operating in the regeneration segment of the non-operative orthopedic and spine markets.  The regeneration segment of the non-operative orthopedic and spine markets has different competitive characteristics from those we have experienced in the market for our rehabilitation products and the third-party payor coverage and reimbursement issues are more complex than in our traditional rehabilitation markets.  In addition, the products we acquired from OrthoLogic are subject to Class III Food and Drug Administration, or FDA, review.  This level of review is more stringent than that required for our rehabilitation products.

In addition, we have made significant changes and additions to the sales force for the BGS products as compared to the sales force in place at the time of the Regeneration acquisition.  With respect to the OL1000, we have hired and trained a significant number of new sales specialist and introduced the product to our DonJoy direct distribution sales force.  At the time of the Regeneration acquisition, DePuy Spine was acting as the exclusive distributor of the SpinaLogic device in significant portions of the U.S.  The agreement with DePuy Spine was amended in 2005 to make certain territories non-exclusive and commencing early in 2006, will become a non-exclusive arrangement for the U.S.  We have begun developing alternative selling resources for SpinaLogic and will continue that effort, but prior to the Regeneration acquisition, we did not have any relationships with spine surgeons or with independent distributors who specialize in spine products.  The different nature of the Regeneration business from our traditional rehabilitation business and the significant changes we have made and will be required to make to the Regeneration sales force could involve risks to our business such as the following:

•                       We may have difficulty training and retaining the number of product specialists we will need to grow the OL1000 and SpinaLogic business. To date, we have experienced, and may continue to experience, relatively high turnover among our Regeneration sales specialists and sales managers, which can lead to disruption of customer relations and increased training time and costs;

•                       In those areas of the country where we will need to supplement the DePuy Spine distributors, we may not be able to develop a network of distributors who can effectively market and sell the SpinaLogic product to spine surgeons;

•                       Our existing customers may not have a need for bone growth stimulation products or may have existing relationships with our competitors for similar products;

•                       Our prior experience in billing Medicare is limited, and we may encounter difficulties in processing the higher                   level of Medicare claims in the Regeneration business as compared to our other businesses; and

•                       Competitive products or technologies in fracture repair or spinal fusion surgery may undermine our sales and profitability goals.

As a result of these factors, we cannot assure you that we will be successful in operating in the regeneration segment of the non-operative orthopedic and spine markets.

Changes in the regulatory status of our BGS products could adversely affect the operations and financial results of our Regeneration business.

Earlier in 2005 a petition was filed with the US Food and Drug Administration (“FDA”) seeking to reclassify non-invasive bone growth stimulator devices from Class III to Class II.  Although our BGS products that utilize combined magnetic field technology were subsequently excluded from the petition, if the petition were to succeed, new market entrants could seek clearance of a BGS device through the 510(k) process (as opposed to the PMA process). This would likely increase competition from new products in the electrical bone growth stimulation device business which could result in downward price pressures on our products and business.  In addition, the medical committee responsible for providing advice on coverage matters to Medicare held a meeting during 2005 for the purpose of, among other things, considering the effectiveness of products such as our BGS products on healing nonunion fractures among the Medicare patient population.  We have actively opposed the granting of the petition to the FDA to reclassify BGS products, and we have provided information to the Medicare advisory committee on the clinical data on effectiveness of our BGS products.  Although it has not sought to do so, CMS, which is responsible for Medicare coverage determinations, may decide to re-evaluate current coverage policies in a way that restrict payment for our BGS products. We cannot be certain of the outcome of either regulatory matter, and an adverse outcome on either such matter could impact our ability to grow sales and realize profits in our Regeneration business.  Furthermore, we cannot be sure that other regulatory changes will not be proposed or implemented that adversely impact our Regeneration business.  See additional risk factors under the heading “Risks Relating to Government Regulation” below.

We intend to pursue, but may not be able to identify, finance or successfully complete, strategic acquisitions.

One element of our growth strategy is to pursue acquisitions, both domestically and, in particular, internationally.  We may not be able to identify acceptable opportunities or complete acceptable acquisitions of targets identified in a timely manner.  Acquisitions involve a number of risks, including the following:

•                       Our management’s attention will be diverted from our existing business while evaluating acquisitions and thereafter while integrating the operations and personnel of the new business into our business;

•                       We may experience adverse short-term effects on our operating results;

•                       We may be unable to successfully and rapidly integrate the new businesses, personnel and products with our existing business, including financial reporting, management and information technology systems;

•                       We may experience higher than anticipated costs of integration and unforeseen operating difficulties and expenditures;

•                       An acquisition may be in a market or geographical area in which we have little experience;

•                       We may have difficulty in retaining key employees, including employees who may have been instrumental to the success or growth of the acquired business; and

•                       We may use a substantial amount of our cash and other financial resources to consummate an acquisition.

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available or on favorable terms, if available at all.  We may not be able to successfully integrate or operate profitably any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations.  Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition that could have an adverse effect on our results of operations in the period in which the expense is recognized.

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

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  For these products, we arrange billing to a patient or third-party payor after the product is provided to the patient.  We outsource the revenue cycle of this program, from billing to collections, to an independent third-party contractor. This provider may not remain successful in achieving or maintaining our billing and collections goals and there can be no assurance that we will not have to resume these administrative functions in the future.

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

The U.S. patent for our “Four Points of Leverage” system expired in January 2005. Revenues generated from the sale of products in the U.S. using our “Four Points of Leverage” system represented approximately 14%, 15% and 22% of our historical net revenues for 2005, 2004 and 2003, respectively. The majority of our anterior cruciate ligament, or ACL, braces, including Defiance, Legend and 4TITUDE, and certain of our osteoarthritic braces use this system. We believe a number of our competitors may introduce ligament braces that incorporate aspects of our “Four Points of Leverage” system now that the patent has expired.  In such event, our competitors may be able to sell products that are similar to ours at lower prices than we currently sell our products, which could adversely affect our revenue and profitability.

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

•                       osteoarthritic bracing concepts;

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

In the rehabilitation market, our primary competitors in the rigid knee bracing product line include Orthofix International, N.V., Bledsoe Brace Systems, Ossur hf. and Townsend Industries Inc.  Our competitors in the soft goods products market include Aircast Inc., Biomet, Inc., DeRoyal Industries, Ossur hf. and Zimmer Holdings, Inc.  Our primary competitors in the pain management products market include Aircast, I-Flow Corp., Orthofix and Stryker Corporation.

In the regeneration market, our primary competitors selling bone growth stimulation products approved by the FDA for the treatment of nonunion fractures are Orthofix, Biomet, Inc. and Smith & Nephew.  Biomet and Orthofix also sell bone growth stimulation products for use by spinal fusion patients.  We estimate that Biomet has dominant shares of the U.S. markets for bone growth stimulation products used both to treat nonunion fractures and as adjunct therapy after spinal fusion surgery.

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

Some of our important suppliers are in China and other parts of Asia and provide us predominately finished soft goods products.  In fiscal year 2005, we obtained approximately 10% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our suppliers in China and other parts of Asia, any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

We sell products in foreign currency through our foreign subsidiaries.  The U.S. dollar equivalent of international sales denominated in foreign currencies in fiscal years 2005, 2004 and 2003 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same periods.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Our concentration on manufacturing operations in North America may cause our products to be less competitive in international markets.

Other than a relatively small manufacturing operation in Tunisia acquired in the recent Newmed acquisition, we have no manufacturing operations in any foreign country other than Mexico. For our international sales to third-party distributors, the cost of transporting our products to foreign countries is currently borne by our third-party distributors who are also often required to pay foreign import duties on our products. As a result, the cost of our products to our third-party distributors is often greater than products manufactured by our competitors in that country. In addition, foreign manufacturers of competitive products may receive various local tax concessions that lower their overall manufacturing costs. In order to compete successfully in international markets, we may be required to open or expand manufacturing operations abroad, which would be costly to implement and would increase our exposure to the risks of doing business in foreign countries. We may not be able to successfully operate offshore manufacturing operations.

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

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success.  Leslie H. Cross, our President and Chief Executive Officer, for example, has worked for us for 16 years and helped lead our 1999 recapitalization and transition from ownership by Smith & Nephew to a stand-alone company.  The loss of any one or more members of our senior management team could have a material adverse effect on us.

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

Nearly all of our rehabilitation products are manufactured in our new facility in Tijuana, Mexico, with a number of products for the European market manufactured in our recently-acquired Tunisian facility.  The products that are still manufactured in Vista, California consist of our custom rigid bracing products, which remain in the U.S. to facilitate quick turn-around on custom orders and the Regeneration product line. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace.  Our facilities may be affected by natural or man-made disasters.  If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility.  In addition, our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and by respective authorities in foreign countries where we do business.  The FDA regulates virtually all aspects of a medical device’s design and testing, manufacture, safety, labeling, storage, recordkeeping, reporting, clearance and approval, promotion and distribution.  The FDA also regulates the export of medical devices to foreign countries.  Failure to comply with the regulatory requirements of the FDA and other applicable U.S. regulatory requirements may subject a company to administrative or judicially imposed sanctions ranging from warning letters to criminal penalties or product withdrawal. Unless an exemption applies, a medical device must receive either clearance or premarket approval from the FDA before it can be marketed in the United States.  The FDA’s 510(k) clearance process for Class II devices usually takes from three to twelve months, but may take significantly longer.  The premarket approval process for Class III devices generally takes from one to three years from the time the application is filed with the FDA, but also can be significantly longer.  Premarket approval typically requires extensive clinical data and can be significantly longer, more expensive and more uncertain than the 510(k) clearance process.  Despite the time, effort and expense expended, there can be no assurance that a particular device will be approved or cleared by the FDA through either the 510(k) clearance process or the premarket approval process.

Medical devices may only be marketed for the indications for which they are approved or cleared.  We may be required to obtain additional new premarket approvals, premarket approval supplements or 510(k) clearances to market additional products or for new indications for or modifications to our existing products.  We cannot be certain that we would obtain additional premarket approvals or 510(k) clearances in a timely manner or at all.  We have modified various aspects of our devices in the past and we determined that new approvals, supplements or clearances either were not required.  The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications.  If the FDA requires us to obtain premarket approvals, supplement approvals or 510(k) clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties.  In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.

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

We are subject to medical device reporting regulations that require us to report to the FDA or governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur.  The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing, and we have been subject to product recalls in the past.  A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling.  Any recall would divert managerial and financial resources and could harm our reputation with customers.  There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business.

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  Our Class III bone growth stimulator devices, for example, are not affected by the reimbursement level freeze and are not subject to competitive bidding.  Off-the-shelf orthotic devices are subject to competitive bidding. Under competitive bidding, which is scheduled to be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

In addition, on February 11, 2003, CMS made effective an interim final regulation implementing “inherent reasonableness” authority, which allows adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount.  The Modernization Act clarified that the use of inherent reasonableness authority is precluded for devices provided under competitive bidding.  CMS finalized the inherent reasonableness regulation in December 2005, with an effective date of February 10, 2006, essentially keeping in place the policies in the interim final regulation.  When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

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

Medicare laws mandating new supplier quality standards and conditions for coverage could adversely impact our business.

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators, and orthotics and that has a supplier number for submission of such bills will be subject to new quality standards as a condition of receiving payment from the Medicare program.  In September 2005, CMS published draft supplier quality standards.  The draft standards consist of business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers, and product-specific standards, such as those for customized orthotics products, which focus on product specialization and service standards for such items. CMS has stated that it expects to release the final supplier quality standards in Spring 2006.  The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment.  These new supplier quality standards and clinical conditions for payment could affect our ability to bill Medicare, limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.

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

In response to pressure from mostly orthopedic practitioners, Congress and state legislatures have from time to time considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them.  Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices.  Some of these laws have exemptions for manufacturers’ representatives.  Other laws apply to the activities of such representatives.  Other states may be considering similar legislation.  Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted by limiting the measuring and fitting of these devices to certain licensed individuals.  We may not be successful in opposing their adoption and, therefore, such laws could have a material adverse effect on our business. In addition, efforts have been made to establish such requirements at the federal level for the Medicare program.  For example, in 2000 Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA).  BIPA contained a provision requiring as a condition for payment by the Medicare program that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices.  CMS has not implemented this requirement.  We cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

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

Item 1B. Unresolved Staff Comments

We have received no written comments from the Commission staff regarding our periodic or current reports under the Exchange Act of 1934 less than 180 days before the end of our fiscal year ended December 31, 2005 that remain unresolved.

Item 2. Properties

We are headquartered in Vista, California and operate manufacturing locations in Vista, California and Tijuana, Mexico. We are party to a 15-year lease for a 110,000 square foot built-to-suit facility which is under construction in Vista, California, and we intend to consolidate our Vista operations in that facility when completed, which is estimated to be in July 2006. Our manufacturing facilities located in Tijuana, Mexico are less than 100 miles from Vista and consist of a 225,000 square foot built-to-suit factory which we occupied in late 2004.  We lease a distribution facility in Indianapolis, Indiana to distribute our products to customers in the Eastern United States.  The following table summarizes the largest properties we lease as of December 31, 2005.

Location	Use (1)	Owned/Leased	Lease Termination Date	Size (Square Feet)
Vista, California	Corporate Headquarters Research & Development Manufacturing & Distribution	Leased	Upon completion of construction of new corporate headquarters (estimated July 2006)	266,041
Vista, California	New Corporate Headquarters Under Construction	Leased	15 years from completion of construction (estimated July 2006)	110,000
Tijuana, Mexico	Manufacturing Facility	Leased	September 2014	225,000
Indianapolis, Indiana	Distribution	Leased	April 2010	41,600
Neudrossenfeld, Germany	Office & Distribution	Leased	December 2007	14,300

(1) Our leases in Vista, California serve all of our business segments and our Tijuana, Mexico lease serves our Domestic Rehabilitiation and International segments.  The Indianapolis, Indiana distribution center is used only for our Domestic Rehabilitation segment and our German facility is used for our International segment only.

We also lease a total of approximately 20,000 square feet of aggregate warehouse and office space in Tempe, Arizona; Ontario, Canada; Tournes, France; Surrey, United Kingdom; and Horsholm, Denmark.  All of our facilities are leased; none are owned.

In connection with our January 2006 acquisition of Newmed (see Note 13 of the notes to our consolidated financial statements), we also lease additional office, warehouse and manufacturing facilities aggregating 54,000 square feet in France, Spain and Tunisia and we terminated our lease in Tournes, France.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position with dj Orthopedics

Leslie H. Cross	55	President, Chief Executive Officer and Director
Vickie L. Capps	44	Senior Vice President, Finance, Chief Financial Officer and Treasurer
Luke T. Faulstick	42	Senior Vice President, Operations
Louis T. Ruggiero	46	Senior Vice President, Sales and Marketing
Donald M. Roberts	57	Senior Vice President, General Counsel and Secretary

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

Vickie L. Capps joined us in July 2002 and serves as our Senior Vice President, Finance, Chief Financial Officer and Treasurer.  From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer.  From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company.  From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company.  Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University.

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

Donald M. Roberts joined us in December 2002 and currently serves as Senior Vice President, General Counsel and Secretary.  From 1994 to December 2002, Mr. Roberts served as Vice President, Secretary and General Counsel for Maxwell Technologies, Inc., a publicly held technology company. Previous to that, he was with the Los Angeles-based law firm of Parker, Milliken, Clark, O’Hara & Samuelian for 21 years.  Mr. Roberts was a shareholder in the firm, having served as partner in a predecessor partnership. Mr. Roberts received his undergraduate degree in political science from Yale University and earned his J.D. at the University of California, Berkeley, Boalt Hall School of Law.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol DJO. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ended December 31, 2005:
First Quarter	$26.50	$19.84
Second Quarter	29.00	24.14
Third Quarter	30.43	23.70
Fourth Quarter	32.84	25.79

Year ended December 31, 2004:
First Quarter	$27.25	$17.35
Second Quarter	27.60	20.60
Third Quarter	24.90	16.59
Fourth Quarter	22.50	16.28

As of February 10, 2006, there were approximately 13 stockholders of record of our common stock.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$286,167	$255,999	$197,939	$182,636	$169,170
Costs of goods sold (a)	105,289	95,164	85,927	95,878	83,079
Gross profit	180,878	160,835	112,012	86,758	86,091
Operating expenses:
Sales and marketing (b)	86,241	78,984	54,067	56,216	36,175
General and administrative	29,432	27,727	21,767	26,414	25,042
Research and development	6,350	5,627	4,442	2,922	2,285
Amortization of acquired intangibles	4,996	4,731	464	—	—
Impairment of long-lived assets (c)	—	—	—	3,666	—
Performance improvement, restructuring and other costs (d)	—	4,693	(497)	10,008	—
Total operating expenses	127,019	121,762	80,243	99,226	63,502
Income (loss) from operations	53,859	39,073	31,769	(12,468)	22,589
Prepayment premium and other costs related to senior subordinated notes redemption (e)	—	(7,760)	—	—	(4,669)
Interest expense and other, net	(5,398)	(8,276)	(11,718)	(12,088)	(17,388)
Income (loss) before income taxes	48,461	23,037	20,051	(24,556)	532
Benefit (provision) for income taxes (f)	(19,263)	(9,022)	(7,980)	9,361	55,958
Net income (loss)	29,198	14,015	12,071	(15,195)	56,490
Less: Preferred unit dividends and accretion of preferred unit fees	—	—	—	—	(5,667)
Net income (loss) available to common stockholders	$29,198	$14,015	$12,071	$(15,195)	$50,823

Net income (loss) per share available to common stockholders:
Basic	$1.34	$0.66	$0.67	$(0.85)	$4.80
Diluted	$1.29	$0.63	$0.64	$(0.85)	$4.68
Weighted average shares outstanding:
Basic	21,786	21,221	17,963	17,873	10,593
Diluted	22,699	22,209	18,791	17,873	10,858
Balance Sheet Data (at end of period):
Cash	$1,107	$11,182	$19,146	$32,085	$25,814
Total assets	304,664	306,850	320,504	237,724	247,922
Long-term obligations	47,500	95,000	174,156	109,816	110,934
Total stockholders’ equity	226,069	183,038	117,333	100,913	115,240

(a)          The year ended December 31, 2002 included aggregate charges of $5.1 million to provide reserves for excess inventories, substantially related to product lines that we discontinued in connection with our 2002 performance improvement program.

(b)         The year ended December 31, 2002 included an aggregate increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our accounts receivable from third-party payor customers.

(c)          The year ended December 31, 2002 included $3.7 million in charges related to impairment of certain of our long-lived assets.

(d)         The year ended December 31, 2004 includes $4.7 million in restructuring charges related to the integration of our Regeneration business and the relocation of certain manufacturing operations to Mexico (see Note 4 of the notes to our consolidated financial statements). The year ended December 31, 2002 includes $10.0 million in charges related to our 2002 performance improvement program, including an accrual for estimated future net rent for vacated facilities. In 2003, we decided to retain the vacant space for future expansion and reversed the remaining accrual of $0.5 million.

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

(f)            We recorded a tax benefit (provision) at an effective tax rate of 39.8%, 39.2%, 39.8% and (38.1%) on our income (loss) before income taxes for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, and at an effective tax rate of 40% on our income before income taxes for the period from November 20, 2001, the date of our reorganization, to December 31, 2001. Because DonJoy, L.L.C. operated as a limited liability company from the date of its recapitalization in June 1999 through November 20, 2001, the date on which the reorganization was consummated, in accordance with federal, state and local income tax regulations that provide that no income taxes are levied on U.S. limited liability companies as each member of the LLC is individually responsible for reporting the member’s share of net income or loss, we did not provide for income taxes in our historical consolidated financial statements prior to the reorganization. In connection with the reorganization, we recorded a deferred tax benefit of $54.2 million related to the difference between the book and the tax bases of certain assets and liabilities of DonJoy at November 20, 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Marketed under the DonJoy and ProCare brands, our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used to prevent injury, to treat chronic conditions and to aid in recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 50 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.

Acquisitions and Other Recent Transactions

On August 8, 2005, we completed the purchase of substantially all of the assets of the orthopedics soft goods (OSG) business of Encore Medical, L.P. (OSG acquisition) for approximately $9.5 million, paid in cash upon closing, plus the assumption of certain liabilities aggregating approximately $0.6 million.  The OSG business is comprised of the manufacture and sale of orthopedic soft goods, patient safety products and pressure care products. The OSG acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired based on estimated fair market values with the remainder classified as goodwill. We acquired the OSG business to expand our portfolio of national contracts and increase our related revenues and also to gain access to the patient safety products and pressure care products, which were not previously included in our product portfolio.

On March 10, 2005, we completed the purchase of substantially all of the assets of Superior Medical Equipment, LLC (SME), a Connecticut based distributor of orthopedic products and supplies, for an aggregate purchase price of up to $4.2 million, of which approximately $3.1 million was paid upon closing, $0.1 million was paid as a final purchase price adjustment in April 2005 and $0.5 million will be paid in March 2006. The remaining amount of up to $0.5 million will be paid in March 2006 subject to achievement of certain operating targets. The assets acquired from SME included tangible and intangible assets related to the distribution of orthopedic products and supplies. The SME acquisition was accounted for using the purchase method of accounting whereby the total purchase price was allocated to tangible and intangible assets acquired based on estimated fair market values with the remainder classified as goodwill.

In August 2004, we completed construction of a new 200,000 square foot leased facility in Tijuana, Mexico, to replace three separate facilities we operated in the same area and to provide further opportunities to expand our Mexico manufacturing operations.  In late 2004, we moved all of our existing Mexico operations to this new facility and we completed the relocation of the manufacturing of our cold therapy products and machine shop activities from Vista, California to the new Mexico plant.  We recorded restructuring charges of $0.9 million ($0.5 million net of tax) in 2004 related to these manufacturing moves, including primarily severance and moving costs.

On November 26, 2003, we acquired the bone growth stimulation device business from OrthoLogic, which we now call our Regeneration business. Following the Regeneration acquisition in November 2003, we operated the Regeneration business as a stand alone division in Tempe, Arizona with a sales force separate from our domestic rehabilitation product sales force.  In August 2004, we began the integration of the former Regeneration sales force into our domestic rehabilitation sales organization, and we took the first steps towards integrating most of the other Regeneration operations into our corporate facility in Vista, California. By the end of 2004, we completed the integration of most of the Regeneration operations except for the assembly and calibration operations which we expect to move to Vista in the first quarter of 2005 following site approval of the U.S. Food and Drug Administration. One of the principal objectives of the integration was to enhance the sales and distribution activities of the Regeneration business to capture more of the growth opportunities in the regeneration market.  In addition, we believed the integration would enable us to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration had been incurred.  The accompanying consolidated statement of income for the year ended December 31, 2004 includes restructuring charges related to the integration totaling approximately $3.8 million ($2.4 million net of tax). The costs of the integration were primarily severance, recruiting and training.

On January 2, 2006, we completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Newmed) for cash payments aggregating 13 million Euros (approximately $15.4 million), which included payment of certain debts of Newmed.  Certain sellers may also receive up to an additional 1 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006. We also incurred certain transaction costs and other expenses in connection with the acquisition that are estimated to be approximately $0.4 million.  Newmed, through wholly-owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices including rigid knee braces and soft goods. Newmed also owns 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. The Newmed acquisition will be accounted for in the first quarter of 2006 using the purchase method of accounting whereby the total purchase price, including transaction expenses, will be allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill. We acquired Newmed to increase our revenue and improve our market share in France and Spain. We funded the cash paid on January 2, 2006 and our transaction expenses, with the proceeds of a $16.0 million draw on our revolving line of credit.

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

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of December 31, 2005, the OfficeCare program was located at over 850 physician offices throughout the United States. We have contracts with over 700 third-party payors.

•                       Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 120 additional sales representatives dedicated to selling our OL1000 product, of which approximately 60 are employed by us. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, we amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we are permitted to engage in our own sales efforts or retain another sales agent.   In early 2006, the agreement was further modified to be non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•                       International consists of the sale of our products in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 50 foreign countries, primarily in Europe, Canada, Australia and Japan.

Set forth below is net revenues, gross profit and operating income information for our reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented and (ii) the restructuring costs associated with the manufacturing moves in 2004. Information for the Regeneration segment includes operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and includes the impact of purchase accounting and related amortization of acquired intangible assets.  For the years ended December 31, 2005, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.6 million, $4.7 million and $0.5 million, respectively.   For the year ended December 31, 2005, Domestic Rehabilitation income from operations was reduced by amortization of acquired intangible assets amounting to $0.3 million for 2005 acquisitions.  For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2005	2004	2003
Domestic Rehabilitation:
Net revenues	$197,279	$177,481	$168,842
Gross profit	109,752	100,200	93,791
Gross profit margin	55.6%	56.5%	55.5%
Operating income	41,878	36,341	35,462
Operating income as a percent of net revenues	21.2%	20.5%	21.0%
Regeneration:
Net revenues	$55,474	$49,658	$3,989
Gross profit	49,710	43,032	3,145
Gross profit margin	89.6%	86.7%	78.8%
Operating income	14,623	7,836	537
Operating income as a percent of net revenues	26.4%	15.8%	13.5%
International:
Net revenues	$33,414	$28,860	$25,108
Gross profit	21,416	17,603	15,076
Gross profit margin	64.1%	61.0%	60.0%
Operating income	8,430	5,398	6,255
Operating income as a percent of net revenues	25.2%	18.7%	24.9%

Domestic Sales

Domestic sales, including all sales of our Domestic Rehabilitation and Regeneration segments, accounted for approximately 88%, 89% and 87% of our net revenues in 2005, 2004 and 2003, respectively.

International

International sales accounted for approximately 12%, 11% and 13% of our net revenues in 2005, 2004 and 2003, respectively. The following table sets forth our international net revenues as a percentage of our total net revenues, by country for the years ended December 31:

	2005	2004	2003

Germany	3.9%	4.3%	5.2%
Canada	2.0	1.9	2.1
United Kingdom	1.2	1.0	0.9
Japan	0.7	0.7	1.1
Other countries	3.9	3.4	3.4
Total international sales	11.7%	11.3%	12.7%

The “Other countries” category consists primarily of sales in France, Denmark, Belgium, Italy, Australia and the Czech Republic.

International sales are made primarily through two distinct channels: independent third-party distributors and through our wholly-owned foreign subsidiaries. Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2005, 2004 and 2003 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same periods.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2005, we had no hedging transactions in place.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                       Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on growth initiatives related to maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

- Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the year ended December 31, 2005, we launched 30 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

- Expand Product Offerings for the Spine and for Foot and Ankle.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market and we intend to add more products to address this market segment.  In addition, according to Frost & Sullivan, the ankle braces and supports segment of the Domestic Rehabilitation market is approximately $226 million in 2005 and offers us an opportunity for future growth as our current level of sales in this market segment is relatively low. In 2005, we launched our Velocity Ankle, a new rigid ankle brace. This product has been one of our most successful new products in recent years. We intend to further expand our foot and ankle product offerings. For example, in early 2006, we launched a new foot orthotic to treat subtle cavus foot.

- Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 850 physician offices encompassing over 3,400 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients. Expanding our OfficeCare channel also permits us to increase our weighted-average selling prices, as the units sold through this channel are billed to insurance companies and other third-party payors at higher prices than most of our other sales channels.  Accordingly, our OfficeCare initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the year ended December 31, 2005, we added approximately 200 new offices to our OfficeCare channel, net of account terminations, including approximately 45 accounts added through the SME acquisition.

- Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the year ended December 31, 2005, we signed four new significant national contracts, including a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products, and we renewed two other significant national contracts.  In addition, in connection with the OSG acquisition, we added one new significant national contract and increased our penetration into several other national account opportunities already within our portfolio.

•                       Grow Our Regeneration Business. We have integrated the sales force for our OL1000 bone growth stimulator product into our domestic rehabilitation sales organization.  We have also increased the number of regeneration sales specialists dedicated to selling our OL1000 product.  We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  Our distribution arrangement with DePuy Spine has also become non-exclusive for 2006, which permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so.  We intend to add additional selling resources in those geographical parts of the country where sales are not meeting our expectations.  We believe that our new selling strategies for our Regeneration segment will drive faster growth for this business.

•                       Expand International Sales. International sales have historically represented less than 15% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically we have only sold a limited range of our products in our international markets.  In 2005, we successfully launched an expanded range of soft goods, our cold therapy products and our bone growth stimulation products in our International segment.

•                       Pursue Selective Acquisitions. We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenue. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. In the year ended December 31, 2005, we completed the SME and OSG acquisitions that meet these criteria as discussed in Note 3 to the consolidated financial statements included in Item 8 herein. In January 2006, we also completed the acquisition of Newmed SAS (Newmed), as discussed in Note 13 to the consolidated financial statements included in Item 8, herein, which is intended to increase our international revenue in France and other parts of Europe.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2005 and 2004, we reserved for and reduced gross revenues from third-party payors by between 29% and 39% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 29% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 51% of our net accounts receivable at December 31, 2005, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers including insurance companies, managed care companies and certain governmental payors such as Medicare include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation business segment and the majority of our Regeneration customers. Our third-party payor customers represented approximately 32% of our net revenue for the year ended December 31, 2005 and 49% of our net accounts receivable at December 31, 2005, and we estimate bad debt expense to be approximately 4% to 8% of gross revenues from these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Valuation Allowance for Deferred Tax Asset. As of December 31, 2005, we have approximately $39.5 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net operating loss carryforwards.  Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.   At October 1, 2005, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.  With the exception of goodwill related to our Regeneration acquisition of $39 million, we believe that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to the fair value of the Company.  With respect to goodwill related to our Regeneration acquisition, we compared the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

At December 31, 2005, other intangibles were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regeneration acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

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

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Years Ended
	December 31, 2005	% of Net Revenues	December 31, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$197,279	68.9	$177,481	69.3	$19,798	11.2
Regeneration	55,474	19.4	49,658	19.4	5,816	11.7
International	33,414	11.7	28,860	11.3	4,554	15.8
Consolidated net revenues	$286,167	100.0	$255,999	100.0	$30,168	11.8

Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the OSG acquisition, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 200 new OfficeCare locations in 2005, net of account terminations, including approximately 45 accounts added in connection with our March 2005 SME acquisition.  Net revenues in our Regeneration segment increased, in part, from our sales force integration and an increased number of sales specialists selling our OL1000 product.  Sales of our SpinaLogic product also increased due to selling resources added in territories that became non-exclusive in 2005.  International net revenues increased partly due to favorable changes in exchange rates compared to the rates in effect in 2004, an increase in the number of products we sell in international markets, incremental revenues from the OSG acquisition, and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.  Excluding the impact of exchange rates, local currency international revenues increased 14.6% in the year ended December 31, 2005 compared to the year ended December 31, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Years Ended
	December 31, 2005	% of Net Revenues	December 31, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$109,752	55.6	$100,200	56.5	$9,552	9.5
Regeneration	49,710	89.6	43,032	86.7	6,678	15.5
International	21,416	64.1	17,603	61.0	3,813	21.7
Consolidated gross profit	$180,878	63.2	$160,835	62.8	$20,043	12.5

The improvement in consolidated gross profit and gross profit margin is related partly to increased revenues from the higher gross margin products sold in our Regeneration segment and partly due to certain manufacturing cost reductions, offset by increased freight costs and increased expenses related to employee bonuses.   Gross profit decreased as a percentage of net revenues in our Domestic Rehabilitation segment primarily due to increased freight costs and a change in product mix including incremental sales from the OSG acquisition, which are primarily sold to third-party distributors at a reduced gross margin.  The Regeneration segment gross profit increased as a percentage of revenues due to increased sales volume, an increase in the proportion of unit sales sold to third-party payors, which are sold at higher average selling prices, and certain cost benefits realized upon the consolidation of the Regeneration product manufacturing into our facility in Vista, California.  The increase in the International segment gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin from our direct sales in the Nordic countries since September 1, 2004.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Years Ended					%
	December 31, 2005	% of Net Revenues	December 31, 2004	% of Net Revenues	Increase (Decrease)	Increase (Decrease)
Sales and marketing	$86,241	30.1	$78,984	30.9	$7,257	9.2
General and administrative	29,432	10.3	27,727	10.8	1,705	6.1
Research and development	6,350	2.2	5,627	2.2	723	12.8
Amortization of acquired intangibles	4,996	1.7	4,731	1.9	265	5.6
Restructuring costs	—	—	4,693	1.8	(4,693)	(100.0)
Consolidated operating expenses	$127,019	44.3	$121,762	47.6	$5,257	4.3

Sales and Marketing Expenses.  The increase in sales and marketing expenses is due to costs associated with additional sales personnel in our Regeneration segment and increases in commissions on increased sales, advertising and marketing programs, employee bonus expenses and costs related to the businesses we acquired in 2005.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to increases in legal costs, employee bonus expenses and costs associated with the businesses we acquired in 2005, partially offset by savings related to the integration of the Regeneration business.

Research and Development Expenses. The increase in research and development expenses is primarily due to an increase in costs associated with prototyping new products, increased employee bonus expenses and certain severance costs incurred in 2005.

Amortization of Acquired Intangibles.  The increase in amortization of acquired intangibles relates to intangible assets acquired in 2005 in connection with the SME acquisition, which are being amortized over lives ranging from five to ten years, and intangible assets acquired in 2005 in connection with the OSG acquisition, which are being amortized over lives ranging from three to eight years.  For 2004, all amortization of acquired intangibles related to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years.

Restructuring costs.  In 2004, we incurred restructuring charges related to our Regeneration integration and certain manufacturing moves, including charges for severance, recruiting, training and other related exit costs.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Years Ended
	December 31, 2005	% of Net Revenues	December 31, 2004	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$41,878	21.2	$36,341	20.5	$5,537	15.2
Regeneration	14,623	26.4	7,836	15.8	6,787	86.6
International	8,430	25.2	5,398	18.7	3,032	56.2
Income from operations of reportable segments	64,931	22.7	49,575	19.4	15,356	31.0
Expenses not allocated to segments	(11,072)	(3.9)	(10,502)	(4.1)	570	5.4
Consolidated income from operations	$53,859	18.8	$39,073	15.3	$14,786	37.8

The increase in income from operations for each of our segments is due to increased net revenues and gross profit, which exceed increased operating expenses for each respective segment.

Interest Expense, Net of Interest Income and Prepayment premium and other costs related to Senior Subordinated Notes redemption. Interest expense, net of interest income, was $4.4 million in the year ended December 31, 2005 compared to $9.0 million in the year ended December 31, 2004.  The decrease is due to reduced debt levels following the June 2004 redemption of our senior subordinated notes and other debt repayments made after the third quarter of 2004. We incurred pre-tax charges aggregating $7.8 million in the second quarter of 2004 related to the redemption of our senior subordinated notes.

Other Income (Expense). Other income (expense) for the year ended December 31, 2005 reflects a write-off of costs related to potential acquisitions that were abandoned in 2005 and net foreign exchange transaction losses.  Other income (expense) for the year ended December 31, 2004 includes a net foreign exchange transaction gain and a gain on the sale of an investment, partially offset by a write-off of costs related to a potential acquisition.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 39.8% for the year ended December 31, 2005 and 39.2% for the year ended December 31, 2004.  Our tax rate for 2005 increased compared to 2004 primarily due to a higher average effective state tax rate in 2004.

Net Income. Net income was $29.2 million for the year ended December 31, 2005 compared to net income of $14.0 million for the year ended December 31, 2004 as a result of the changes discussed above.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Regeneration segment amounts in the tables below include operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and include the impact of the Regeneration purchase accounting and related amortization of acquired intangible assets.  For the years ended December 31, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.7 million and $0.5 million, respectively.   For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.  The proforma amounts in the tables below show the impact of the Regeneration acquisition as if it had occurred on January 1, 2003.

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Years Ended						Pro Forma Year ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase	% Increase	December 31, 2003	% of Net Revenues
Domestic Rehabilitation	$177,481	69.3	$168,842	85.3	$8,639	5.1	$168,842	70.3
Regeneration	49,658	19.4	3,989	2.0	45,669	1,144.9	46,428	19.3
International	28,860	11.3	25,108	12.7	3,752	14.9	25,108	10.4
Consolidated net revenues	$255,999	100.0	$197,939	100.0	$58,060	29.3	$240,378	100.0

Net revenues in our Domestic Rehabilitation segment increased primarily due to the implementation of sales productivity initiatives, increased sales of rigid knee braces into school athletic programs and sales of new products.  These increases were partially offset by a negative impact from changes in 2004 in the California workers compensation system and reduced sales of certain of our pain management products.  Net revenues in our Domestic Rehabilitation segment also increased due to growth in sales related to national contracts, the addition of approximately 100 net new OfficeCare locations and price increases implemented in mid-2003, offset by price reductions in our fracture boot products due to a change in the Medicare reimbursement code.  On a pro forma basis, net revenue in our Regeneration segment increased due to increased sales volumes, offset by a negative impact in the third quarter of 2004 caused by disruption from the commencement of the integration of our Regeneration sales organization into our DonJoy sales organization.  Revenues in our Regeneration segment were also impacted during the third quarter of 2004 by a decline in sales of our SpinaLogic product, which we believe was due partly to slow market conditions and partly to weak sales performance in certain territories.  International revenues increased due partly to favorable changes in exchange rates compared to the rates in effect in 2003.  Excluding the impact of exchange rates, local currency international revenue increased 8.6% in the year ended December 31, 2004 compared to the year ended December 31, 2003, due to an increase in the number of our products we sell in our international markets and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Years Ended						Pro Forma Year ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase	% Increase	December 31, 2003	% of Net Revenues
Domestic Rehabilitation	$100,200	56.5	$93,791	55.5	$6,409	6.8	$93,791	55.5
Regeneration	43,032	86.7	3,145	78.8	39,887	1,268.3	38,949	83.9
International	17,603	61.0	15,076	60.0	2,527	16.8	15,076	60.0
Consolidated gross profit	$160,835	62.8	$112,012	56.6	$48,823	43.6	$147,816	61.5

The improvement in consolidated gross profit and gross profit margin is primarily related to the favorable impact of higher gross margins associated with the products sold in our Regeneration segment, continued manufacturing cost reduction initiatives and a reduction in expenses associated with employee bonuses, partially offset by increased freight costs. Gross profit increased in the Domestic Rehabilitation segment primarily due to a favorable product mix, including increased sales to our third-party payor customers which carry a higher gross margin than other Domestic Rehabilitation sales, and certain price increases implemented in mid-2003, partially offset by price reductions due to a change in the Medicare reimbursement code for certain fracture boot products and by increased sales through our national contracts, which carry lower gross margins. On a pro forma basis and excluding the impact of one-time purchase accounting adjustments, Regeneration gross profit increased as a percentage of revenues due to reduced cost of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins than sales to wholesale customers. The increase in the International gross profit is primarily related to the favorable impact of changes in exchange rates and the addition of the incremental in-market gross margin on our direct sales in the Nordic countries since September 1, 2004.

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

General and Administrative Expenses. The increase in general and administrative expenses is primarily attributed to $4.3 million of expenses related to the Regeneration segment, increased professional fees related to compliance with section 404 of the Sarbanes-Oxley Act, and legal costs, including the settlement of a contract dispute, offset by a reduction in expenses associated with employee bonuses.  General and administrative expenses also increased in 2004 related to increased efforts to maximize cash collections from our third-party payor customers.

Research and Development Expenses. The increase in research and development expense is attributed to $0.9 million of expenses related to the Regeneration segment and an increase in professional fees related to various patents and technology offset by a reduction in expenses associated with employee bonuses.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years.   On a pro forma basis the amortization expense in the year ended December 31, 2004 is consistent with the year ended December 31, 2003.

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

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Years Ended						Pro Forma Year ended
	December 31, 2004	% of Net Revenues	December 31, 2003	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)	December 31, 2003	% of Net Revenues
Domestic Rehabilitation	$36,341	20.5	$35,462	21.0	$879	2.5	$35,462	21.0
Regeneration	7,836	15.8	537	13.5	7,299	1,359.2	8,268	17.8
International	5,398	18.7	6,255	24.9	(857)	(13.7)	6,255	24.9
Income from operations of reportable segments	49,575	19.4	42,254	21.3	7,321	17.3	49,985	20.8
Expenses not allocated to segments	(10,502)	(4.1)	(10,485)	(5.3)	17	0.2	(10,485)	(4.4)
Consolidated income from operations	$39,073	15.3	$31,769	16.0	$7,304	23.0	$39,500	16.4

The decrease in income from operations as a percentage of net revenue for the Domestic Rehabilitation segment is primarily due to an increased investment in sales and marketing expense for personnel and programs and lower gross profit margins associated with increased revenue from national contracts, partially offset by increased margins from higher OfficeCare sales.  The decrease in income from operations, on a pro forma basis, for the Regeneration segment is primarily the result of restructuring charges of $3.8 million in 2004, partially offset by increased revenues and higher gross margins.  Income from operations in the International segment was reduced from the prior year due primarily to the investment we made in the start up activities of our new direct sales subsidiaries in France and Denmark, as well as the expenses associated with a bi-annual European exhibition which occurred in the second quarter of 2004.

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

Provision for Income Taxes. Our estimated worldwide effective tax rate was 39.2% for the year ended December 31, 2004 and 39.8% for the year ended December 31, 2003.  The tax rate in 2004 was reduced compared to 2003 primarily due to a lower average effective state tax rate in 2004.

Net Income. Net income was $14.0 million for the year ended December 31, 2004 compared to net income of $12.1 million for the year ended December 31, 2003 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness was $47.5 million at December 31, 2005. Total cash and cash equivalents were $1.1 million at December 31, 2005.

Net cash provided by operating activities was $47.1 million and $39.5 million for the years ended December 31, 2005 and 2004, respectively. The net cash provided by operations in both 2005 and 2004 reflected positive operating results, partially offset by an increase in net working capital. In connection with the move of the billing and collections activities of our Regeneration segment from Tempe, Arizona to Vista, California in 2004, we were required to amend certain registrations and contracts with certain of our third-party payor customers of this business.  As a result of this transition, certain payments owed to us by these payors were delayed, contributing to an increase in accounts receivable in this segment.  We continue to work with these third-party payors to expedite the delayed payments.  The percentage of our revenues that is derived from third-party payor customers also increased in 2005, contributing to higher levels of accounts receivable as these customers typically pay slower than our other customers.  In addition, in 2005 approximately $1.9 million was used to pay for restructuring costs accrued in 2004.

Cash flows used in investing activities were $19.3 million and $10.2 million for the years ended December 31, 2005 and 2004, respectively. Cash used in investing activities in 2005 included $3.1 million used for the SME acquisition, $9.5 million used for the OSG acquisition, $0.1 million additional consideration to KD Innovation A/S (KDI) for meeting operating income targets, $5.1 million used for capital expenditures and $1.5 million used for purchasing rights to distributor territories, net of amounts repaid to us by the new distributors.  We may be required to pay up to an additional $0.4 million to KDI through 2009, if certain net operating income targets are met.

Cash used in investing activities in 2004 includes $6.0 million used for capital expenditures and $1.8 million related to the final payment for the acquisition of certain patent licenses in 2003 and the initial payment for the acquisition of a patent license in 2004.  In addition, as part of our 2004 sales initiatives, we proactively reorganized certain territories within our DonJoy sales channel by changing distributor partners or adding direct sales representatives.  We paid $1.2 million in 2004 to acquire distribution rights to facilitate this reorganization.  We also paid $0.7 million in 2004 to acquire the outstanding stock of KDI, our independent distributor in Denmark.

Cash flows used in financing activities were $37.7 million and $37.5 million for the years ended December 31, 2005 and 2004, respectively. Cash used in financing activities in 2005 included $55.5 million of repayments on long-term debt and $0.7 million of debt issuance costs, offset by proceeds of $8.7 million received from the issuance of common stock through our Employee Stock

Purchase Plan and the exercise of stock options, $1.8 million received from collection of stockholder notes receivable and $8.0 million received from borrowing.

Cash used in financing activities in 2004 included $79.7 million used to redeem our senior subordinated notes and $5.0 million used to repay our term loan, partially offset by the net proceeds, amounting to $56.3 million, from the sale of shares by us in stock offerings completed in 2004.  Also in 2004, proceeds of $5.9 million were received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options and $0.3 million was received from collection of a note receivable.  On September 27, 2004, our board of directors authorized a program to repurchase up to $20 million of our common stock. Through December 31, 2004 we had repurchased 837,300 shares of our common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million. There were no repurchases of our common stock during the year ended December 31, 2005.  The stock repurchase program expired in September 2005.

Contractual Obligations and Commercial Commitments

On May 5, 2005, we completed an amendment to our credit agreement. Previously, the credit agreement consisted of a $100.0 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30.0 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125.0 million, consisting of a term loan of $50.0 million, which was fully drawn at closing and $75.0 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to December 31, 2005, we repaid all of the amounts outstanding under the revolving line of credit. We were contingently liable for outstanding letters of credit aggregating approximately $4.0 million at December 31, 2005. Under the amended agreement, up to $25.0 million of outstanding borrowings may be denominated in British Pounds or Euros. As of December 31, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus an applicable margin, which varies based on our leverage ratio. The amended agreement reduced our interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At our current leverage ratio, the applicable interest rate is either LIBOR plus 1.25% or base rate plus 0.25%. The weighted average interest rate applicable to our borrowings as of December 31, 2005 was 5.35%.

Repayment. We are required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. Prior to December 31, 2005, we repaid $2.5 million of the amounts outstanding under the term loan and $47.5 million remained outstanding as of December 31, 2005.  In addition to scheduled principal payments, we are required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) exceeds 2.25 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures, repayment of certain indebtedness and payments for certain common stock repurchases.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.25 to 1.00, (b) 100% of certain debt issuances by us and (c) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by us, dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our assets.

Covenants. The credit facility contains a number of covenants that, among other things, restrict our ability to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business we conduct; (vii) grant liens on or sell our assets; (viii) or engage in certain other activities. The amended agreement provides less restriction than our previous agreement in most of these areas. The credit agreement also requires us to maintain a ratio of total debt to consolidated EBITDA of no more than 2.75 to 1.00 and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. At December 31, 2005, our ratio of total debt to consolidated EBITDA was approximately 0.72 to 1.00 and our ratio of consolidated EBITDA to fixed charges was approximately 4.18 to 1.00.  We were in compliance with all covenants as of December 31, 2005.

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

The following table lists our contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
		2006	2007-2009	2010-2011	2012+
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-Term Debt (1)	$47,500	$5,000	$32,500	$10,000	$—
Operating Leases	52,728	6,950	11,856	7,231	26,691
Total Contractual Cash Obligations	$100,228	$11,950	$44,356	$17,231	$26,691

(1)          Represents scheduled principal payments for 2006 through 2010 under the term loan portion of our credit facility.

In October 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES has undertaken to build a new 110,000 square foot corporate headquarters facility for us on vacant land currently leased to us in Vista, California.  Construction of the new facility is underway and once completed, we will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of our existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by us for our existing Vista facilities.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by us, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, our lease for the vacant land was terminated, and when the new headquarters facility is completed and occupied, our leases for our existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, we will make a lump sum rent payment to PRES equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date, estimated at $1.6 million. If PRES is able to lease our former facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us.  This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs and other exit costs originally accrued in 2002 (see Note 4 to the consolidated financial statements included in Item 8 herein), will be accounted for as additional rent expense over the term of the new lease. The contractual obligations table above assumes a July 2006 occupancy date for our new corporate headquarters and includes both estimated rent for our new facility beginning in July 2006 and the estimated lump sum rent payment of approximately $1.6 million for termination of our existing facilities in July 2006.

Our ability to pay principal and interest on our indebtedness, fund working capital requirements and make anticipated capital expenditures will depend on our future performance, which is subject to general economic, financial and other factors, some of which are beyond our control.  We believe that based on current levels of operations and anticipated growth, cash flow from operations, together with other available sources of funds including the availability of borrowings under our revolving credit facility, will be adequate for at least the next twelve months to make required payments of principal and interest on our indebtedness, to fund anticipated capital expenditures and for working capital requirements.  There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.  In such event, we may need to raise additional funds through public or private equity or debt financings.  We cannot assure you that any such funds will be available to us on favorable terms or at all.

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

On January 2, 2006, as discussed in Note 13 to the consolidated financial statements included in Item 8 herein, we completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed for cash payments aggregating 13 million Euros (approximately $15.4 million), which included payment of certain debts of Newmed.  Certain sellers may also receive up to an additional 1 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006. We also incurred certain transaction costs and other expenses in connection with the acquisition that are estimated to be approximately $0.4 million. We funded the cash paid on January 2, 2006 and our transaction expenses, with the proceeds of a $16.0 million draw on our revolving line of credit.  We repaid $3.0 million of this borrowing on January 31, 2006.

As of December 31, 2005, we had available liquidity of approximately $1.1 million in cash and cash equivalents and $71.0 million available under our revolving credit facility, net of $4.0 million of outstanding letters of credit. For 2006, we have already spent or expect to spend total cash of approximately $39.0 million for the following requirements:

•                       approximately $15.8 million for the Newmed acquisition in January 2006, including transaction expenses;

•                       approximately $5.0 million scheduled principal and interest payments on our credit facility;

•        approximately $7.0 million scheduled payments for noncancellable operating leases;

•                       up to approximately $1.2 million for additional purchase price that could be paid to certain of the Newmed sellers if certain revenue targets are attained; and

•                       up to approximately $10.0 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2006, including the $3.0 million repayment we made on our revolving line of credit in January 2006.

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

As of December 31, 2005, we had $47.5 million of variable rate debt represented by borrowings under our credit facility (at a weighted-average interest rate of 5.35% at December 31, 2005). Based on the balance outstanding under the credit facility as of December 31, 2005, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.5 million on an annual basis. At December 31, 2005, up to $71.0 million of variable rate borrowings were available under our $75.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2005, we had no such derivative financial instruments outstanding.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2005, 2004 and 2003 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At December 31, 2005, we had no hedging transactions in place.

Item 8. Financial Statements and Supplementary Data

The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

dj Orthopedics, Inc.

We have audited the accompanying consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of dj Orthopedics, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of dj Orthopedics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 3, 2006

dj Orthopedics, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$1,107	$11,182
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $26,792 and $26,628 at December 31, 2005 and 2004, respectively	62,068	46,981
Inventories, net	24,228	19,071
Deferred tax asset, current portion	7,066	7,902
Prepaid expenses and other current assets	4,387	5,359
Total current assets	98,856	90,495
Property, plant and equipment, net	15,396	15,463
Goodwill	101,235	96,639
Intangible assets, net	51,242	54,717
Debt issuance costs, net	2,479	2,374
Deferred tax asset	32,437	46,100
Other assets	3,019	1,062
Total assets	$304,664	$306,850

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,270	$7,300
Accrued compensation	6,310	5,484
Accrued commissions	3,483	4,425
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	417	2,288
Other accrued liabilities	10,615	9,315
Total current liabilities	36,095	33,812

Long-term debt, less current portion	42,500	90,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 22,137,860 shares and 21,459,428 shares issued and outstanding at December 31, 2005 and 2004, respectively	221	215
Additional paid-in-capital	133,656	121,139
Notes receivable from stockholders and officers for stock purchases	—	(1,749)
Accumulated other comprehensive income	492	931
Retained earnings	91,700	62,502
Total stockholders’ equity	226,069	183,038
Total liabilities and stockholders’ equity	$304,664	$306,850

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Net revenues	$286,167	$255,999	$197,939
Costs of goods sold	105,289	95,164	85,927
Gross profit	180,878	160,835	112,012
Operating expenses:
Sales and marketing	86,241	78,984	54,067
General and administrative	29,432	27,727	21,767
Research and development	6,350	5,627	4,442
Amortization of acquired intangibles	4,996	4,731	464
Restructuring costs (credit)	—	4,693	(497)
Total operating expenses	127,019	121,762	80,243
Income from operations	53,859	39,073	31,769
Other income (expense):
Interest expense	(4,667)	(9,431)	(12,582)
Interest income	249	472	398
Prepayment premium and other costs related to senior subordinated notes redemption	—	(7,760)	—
Other income (expense)	(980)	683	466
Other expense, net	(5,398)	(16,036)	(11,718)
Income before income taxes	48,461	23,037	20,051
Provision for income taxes	(19,263)	(9,022)	(7,980)
Net income	$29,198	$14,015	$12,071
Net income per share:
Basic	$1.34	$0.66	$0.67
Diluted	$1.29	$0.63	$0.64

Weighted average shares outstanding used to calculate per share information:
Basic	21,786	21,221	17,963
Diluted	22,699	22,209	18,791

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Notes
				Receivable
				from	Accumulated
			Additional	Stockholders	Other		Total
	Common Stock		Paid-in	and Officers for	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock Purchases	Income	Earnings	Equity
Balance at December 31, 2002	17,872,956	$179	$65,478	$(2,197)	$1,037	$36,416	$100,913
Transfer of interest receivable to notes receivable from management	—	—	—	(123)	—	—	(123)
Proceeds from payment of notes receivable	—	—	—	332	—	—	332
Stock options granted for services	—	—	178	—	—	—	178
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	73,172	1	227	—	—	—	228
Net proceeds from exercise of stock options	358,141	3	3,662	—	—	—	3,665
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	69	—	69
Net income	—	—	—	—	—	12,071	12,071
Total comprehensive income							12,140
Balance at December 31, 2003	18,304,269	183	69,545	(1,988)	1,106	48,487	117,333
Transfer of interest receivable to notes receivable from management	—	—	—	(92)	—	—	(92)
Proceeds from payment of notes receivable	—	—	—	331	—	—	331
Stock options granted for services	—	—	63	—	—	—	63
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	346,919	3	1,614	—	—	—	1,617
Net proceeds from exercise of stock options	483,040	5	4,128	—	—	—	4,133
Tax benefit of stock option exercises	—	—	4,315	—	—	—	4,315
Proceeds from sale of common stock, net of expenses of $1,077	3,162,500	32	56,499	—	—	—	56,531
Expenses of sale of common stock by stockholders	—	—	(245)	—	—	—	(245)
Repurchases of common stock	(837,300)	(8)	(14,780)	—	—	—	(14,788)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)
Net income	—	—	—	—	—	14,015	14,015
Total comprehensive income							13,840
Balance at December 31, 2004	21,459,428	215	121,139	(1,749)	931	62,502	183,038
Proceeds from payment of notes receivable	—	—	—	1,749	—	—	1,749
Stock options granted for services	—	—	219	—	—	—	219
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	59,767	—	1,028	—	—	—	1,028
Net proceeds from exercise of stock options	618,665	6	7,715	—	—	—	7,721
Tax benefit of stock option exercises	—	—	3,455	—	—	—	3,455
Reversal of expenses from 2004 sale of common stock	—	—	100	—	—	—	100
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(439)	—	(439)
Net income	—	—	—	—	—	29,198	29,198
Total comprehensive income							28,759
Balance at December 31, 2005	22,137,860	$221	$133,656	$—	$492	$91,700	$226,069

See accompanying Notes.

dj Orthopedics, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities
Net income	$29,198	$14,015	$12,071
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	34,594	30,556	22,641
Provision for excess and obsolete inventories	983	(113)	2,087
Restructuring costs	—	4,693	(497)
Depreciation and amortization	13,320	13,070	8,186
Step-up to fair value of inventory charged to costs of goods sold	404	438	—
Amortization of debt issuance costs and discount on senior subordinated notes	560	808	1,499
Write-off of debt issuance costs and discount on senior subordinated notes	—	3,025	—
Liquidation preference on redemption of senior subordinated notes	—	4,735	—
Other	219	63	178
Changes in operating assets and liabilities:
Accounts receivable	(49,681)	(33,353)	(24,708)
Inventories	(2,599)	(3,635)	58
Other current assets	912	856	(1,991)
Accounts payable	2,970	(1,403)	(501)
Accrued compensation	826	(1,065)	1,494
Accrued commissions	(942)	(214)	2,847
Deferred income taxes	17,580	9,044	6,944
Accrued restructuring costs	(1,871)	(3,171)	(4,631)
Other accrued liabilities	591	1,121	850
Net cash provided by operating activities	47,064	39,470	26,527

Investing activities
Purchases of property, plant and equipment	(5,144)	(5,959)	(5,334)
Purchases of intangible assets	(76)	(3,277)	(3,000)
Purchase of Superior Medical Equipment business	(3,045)	—	—
Purchase of Encore Medical OSG business	(9,491)	—	—
Purchase of Regeneration business	—	—	(93,939)
Purchase of DuraKold business	—	—	(2,899)
Purchase of dj Nordic business and related earn-out payments, net of cash acquired	(125)	(578)	—
Change in other assets, net	(1,454)	(360)	(280)
Net cash used in investing activities	(19,335)	(10,174)	(105,452)

Financing activities
Proceeds from long-term debt	8,000	—	100,000
Repayment of long-term debt	(55,500)	(5,000)	(35,815)
Net proceeds from exercise of stock options	7,721	4,133	3,665
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	1,028	1,617	228
Debt issuance costs	(665)	(313)	(2,600)
Proceeds from payment of notes receivable	1,749	331	332
Net proceeds from issuance of common stock	—	56,286	—
Repurchases of common stock	—	(14,788)	—
Repayment of senior subordinated notes	—	(75,000)	—
Prepayment premium on redemption of senior subordinated notes	—	(4,735)	—
Net cash (used in) provided by financing activities	(37,667)	(37,469)	65,810
Effect of exchange rate changes on cash and cash equivalents	(137)	209	176
Net decrease in cash and cash equivalents	(10,075)	(7,964)	(12,939)
Cash and cash equivalents at beginning of year	11,182	19,146	32,085
Cash and cash equivalents at end of year	$1,107	$11,182	$19,146

Supplemental disclosure of cash flow information:
Interest paid	$4,436	$3,844	$10,513
Income taxes paid (refunded), net	$1,263	$618	$(43)
Supplemental disclosure of non-cash transactions:
Transfer of interest receivable to notes receivable	$—	$92	$123

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

In August 2004, the Company commenced direct distribution of its products in Denmark, Finland, Norway and Sweden through a new wholly-owned subsidiary, dj Nordic. In October 2003, the Company commenced direct distribution of its products in France through a new wholly-owned subsidiary, dj Orthopedics France S.A.S. (dj France). In each of these countries the Company had previously sold its products through third-party distributors. In connection with the Company’s January 2006 acquisition of Newmed SAS (Newmed), as discussed in Note 13, the Company has increased the size and scale of its international business. The Newmed acquisition increases the Company’s sales and marketing presence in France and the business activities of dj France will be combined with Newmed. Through the Newmed subsidiary in Spain, the Company also now has a direct sales presence in Spain (dj Spain). Newmed also owns 70% of a manufacturing subsidiary in Tunisia.

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

•                       Long-Term Debt.  Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2005.

Discounts and Allowances

Accounts receivable in the accompanying consolidated balance sheets are presented net of reserves for estimated payment discounts, contractual allowances related to third-party payors, and allowances for doubtful accounts.

Long-Lived Assets

Property, plant and equipment and intangible assets are recorded at cost. The Company provides for depreciation of property, plant and equipment (three to seven years) and amortization of intangible assets (four months to 20 years) using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

Computer Software Costs

The Company applies the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, incurred during the application development stage and then amortizes the costs over the estimated useful life of the software.  The Company is amortizing computer software costs over lives of three to seven years.  The Company has unamortized capitalized computer software costs aggregating $2.2 million and $2.6 million at December 31, 2005 and 2004, respectively.  Capitalized computer software amortization expense was approximately $1.1 million, $1.3 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Debt Issuance Costs

Debt issuance costs are capitalized.  The Company amortizes these costs over the lives of the related debt instruments (currently, five years) and classifies the amortization expense with interest expense in the accompanying consolidated statements of income.

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

The Company recognizes revenue pursuant to Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) shipment of goods and passage of title; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from third-party insurance payors are recorded net of estimated contractual allowances, which are accrued as a percent of revenues based on actual historical experience. Revenues are also reduced by allowances for estimated returns and rebates related to sales transacted through distribution agreements that provide the distributors with a right to return excess and obsolete inventory. Estimated returns, based on historical actual returns, are accrued in accordance with the provisions of SFAS No. 48, Revenue Recognition When Right of Return Exists, in the period sales are recognized. In addition, rebates are accrued at the time of sale based upon historical experience and estimated revenue levels in accordance with agreed upon terms with customers.  The Company includes amounts billed to customers for freight in revenue.

Warranty Costs

Some products have a limited warranty and estimated warranty costs are accrued based on historical experience in the period sales are recognized.  Warranty costs are included in costs of goods sold and were $0.9 million, $1.3 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising Expense

Advertising costs are expensed as incurred.  The Company incurred $0.7 million, $0.5 million and $0.2 million in advertising expenses for the years ended December 31, 2005, 2004 and 2003, respectively.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into United States (U.S.) dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The aggregate exchange rate gain or (loss) included in determining net income for the years ended December 31, 2005, 2004 and 2003 was ($0.6) million, $0.6 million and $0.4 million, respectively.

Concentration of Credit Risk

The Company sells the majority of its products in the United States to orthopedic professionals, distributors, specialty dealers, buying groups, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 12%, 11% and 13% of the Company’s net revenues for the years ended December 31, 2005, 2004 and 2003, respectively, and are sold through its wholly-owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated bad debts. In addition, approximately 49% and 48% of the Company’s net receivables at December 31, 2005 and 2004, respectively, are from third-party payors.  Management reviews and revises its estimates for credit losses from time to time and such credit losses have been within management’s estimates.

During the three years ended December 31, 2005, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

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

	2005	2004	2003
Shares used in basic net income per share – weighted average shares outstanding	21,786	21,221	17,963
Net effect of dilutive common share equivalents based on treasury stock method	913	988	828
Shares used in computations of diluted net income per share	22,699	22,209	18,791

Stock-Based Compensation

Through December 31, 2005, the Company accounted for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation cost has been recognized for the Company’s fixed stock option plans or stock purchase plan.  In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan purchases under the fair value method of SFAS No. 123.  The fair value of the options was estimated at the date of grant using the Black-Scholes valuation model for option pricing with the following assumptions for 2005, 2004 and 2003: a risk-free interest rate of 3.81%, 3.18% and 2.68%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 59.6%, 71.5% and 74.2%, respectively, and a weighted average life of an option of 3.7, 4.0 and 4.0 years, respectively.  The fair value of the employee stock purchase plan purchases was estimated using the Black-Scholes valuation model with the following assumptions for 2005, 2004 and 2003: a risk-free interest rate of 2.71%, 1.51% and 1.30%, respectively; a dividend yield of zero; expected volatility of the market price of the Company’s common stock of 61.7%, 61.7% and 59.0%, respectively, and a weighted average life of 0.7 years, 1.3 years and 0.8 years, respectively.

For the years ended December 31, the following table illustrates the effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts):

	2005	2004	2003
Net income as reported	$29,198	$14,015	$12,071
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(6,993)	(6,356)	(2,026)
Pro forma net income	$22,205	$7,659	$10,045
Basic net income per share:
As reported	$1.34	$0.66	$0.67
Pro forma	$1.02	$0.36	$0.56

Diluted net income per share:
As reported	$1.29	$0.63	$0.64
Pro forma	$0.98	$0.34	$0.53

The pro forma effect on net income as shown above is not necessarily indicative of potential effects on results for future years.  The weighted average fair value of options granted during 2005, 2004 and 2003 was $12.54, $12.09 and $11.30 per share, respectively.

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), or SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative.  SFAS No. 123(R) is required to be implemented no later than the first interim period beginning after December 15, 2005.  The Company plans to adopt SFAS No. 123(R) effective in its fiscal quarter beginning January 1, 2006.  The Company estimates that the adoption of SFAS No. 123(R) will reduce its operating income for 2006 by an amount that will not exceed the pro forma amount shown in the table above for 2005.  This estimate assumes that the number of employee stock options granted in 2006 will be similar to the number granted in 2005 and is subject to change based on the actual number of stock options granted in 2006, the dates on which the grants are made and the share price on the date of grant.  In an effort to reduce stock based compensation expense for 2006, the Company postponed its year-end option grants from December 2005 to an estimated future grant date of April 2006 and also has added a three-year vesting schedule to future annual director grants.

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively such that all prior period financial statements are presented in accordance with the new accounting principle, unless impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

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

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying consolidated balance sheets.  For the years ended December 31, 2005 and December 31, 2004, the Company purchased and resold territory rights for amounts aggregating $2.1 million and $1.9 million, respectively, and did not record any gains or losses from the transfer of these distribution rights.  For the years ended December 31, 2005 and 2004, purchase price aggregating $2.0 million and $0.7 million, respectively, was recorded as notes receivable and is included in other current or long-term assets, depending on maturity, and will be repaid over periods ranging from three years to five years. For the years ended December 31, 2005 and 2004, purchase price aggregating $0.1 million and $1.2 million, respectively, based on an estimate of future savings in selling expense, was capitalized as an intangible asset and will be amortized over the period of cost reduction.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changed the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. On an ongoing basis, absent any indicators of impairment, the Company performs an annual impairment evaluation during the fourth quarter, as of October 1 each year.  With the exception of goodwill related to the Regeneration acquisition of $39 million, the Company believes that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since its reporting units share the majority of the Company’s assets, the Company compares the total carrying value of the Company’s consolidated net assets (excluding Regeneration net assets) to the fair value of the Company.  With respect to goodwill related to the Regeneration acquisition, the Company compares the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

The Company has acquired licenses to certain patents aggregating $4.2 million, including patent licenses acquired in 2004 for $0.8 million. These amounts are recorded as intangible assets and are amortized over the remaining life of the patents, through June 2010.

Components of intangible assets acquired in business combinations and acquired as individual assets are as follows (in thousands):

	December 31, 2005				December 31, 2004
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets subject to amortization:
Patented and existing technology	5-20	$53,887	$(20,722)	$33,165	$51,886	$(16,250)	$35,636
Customer base	15-20	18,873	(7,556)	11,317	18,026	(6,187)	11,839
Licensing agreements	5	4,200	(1,076)	3,124	4,200	(654)	3,546
Other	0.3-20	6,765	(3,129)	3,636	5,487	(1,791)	3,696
		$83,725	$(32,483)	$51,242	$79,599	$(24,882)	$54,717
Intangible assets not subject to amortization:
Goodwill	N/A	$115,183	$(13,948)	$101,235	$110,587	$(13,948)	$96,639

Amortization expense related to intangible assets was $7.6 million, $7.0 million and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Future amortization expense of intangible assets is estimated to be $51.2 million, as follows: 2006 - $7.5 million, 2007 - $7.2 million, 2008 - $6.4 million, 2009 - $6.2 million, 2010 - $6.0 million and thereafter - $17.9 million.

2.                                      Financial Statement Information

Inventories

Inventories consist of the following at December 31 (in thousands):

	2005	2004
Raw materials	$7,335	$7,116
Work-in-progress	1,010	1,027
Finished goods	18,203	14,109
	26,548	22,252
Less reserves, primarily for excess and obsolete inventories	(2,320)	(3,181)
	$24,228	$19,071

Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31 (in thousands):

	2005	2004
Leasehold improvements	$5,514	$4,430
Furniture, fixtures and equipment	43,537	39,362
	49,051	43,792
Less accumulated depreciation and amortization	(33,655)	(28,329)
	$15,396	$15,463

Depreciation expense was approximately $5.1 million, $5.3 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and amortization expense related to property, plant and equipment was approximately $0.6 million, $0.7 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Accrued Compensation

Accrued compensation consists of the following at December 31 (in thousands):

	2005	2004
Accrued vacation	$1,884	$1,670
Accrued bonus	1,874	683
Accrued workers’ compensation	1,558	2,049
Other accrued compensation	994	1,082
	$6,310	$5,484

3.                                      Acquisitions

The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations. SFAS No. 141 replaced prior accounting standards and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

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

The fair values of the assets acquired and the liabilities assumed in connection with the OSG acquisition were estimated in accordance with SFAS No. 141. The Company used an independent valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired (in thousands):

Inventories, net	$3,870
Fixed assets, net	409
Accrued liabilities	(589)
Tangible assets, net	3,690
Identifiable intangible assets	3,500
Goodwill	2,301
Net assets acquired	$9,491

The identifiable intangible assets are being amortized over their estimated useful lives, which range from three to eight years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.5 million. A value of $2.0 million was assigned to existing technology, determined primarily by estimating the future discounted cash flows to be derived from the OSG products that existed at the date of the acquisition. An aggregate value of $1.5 million was assigned to certain OSG customer relationships existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $2.3 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

KD Innovation Acquisition

On August 30, 2004, the Company acquired the outstanding stock of KD Innovation A/S (KDI), its independent distributor in Denmark. The acquired company, renamed dj Orthopedics Nordic ApS (dj Nordic), has direct responsibility for sales, marketing and distribution of dj Orthopedics’ products in Denmark, Finland, Norway and Sweden.  The stock purchase agreement provided for the purchase of all of the outstanding capital stock for KDI for an initial cash purchase price of $0.7 million, paid in October 2004, $0.1 million paid in September 2005 for operating income target met, plus amounts aggregating up to an additional $0.4 million through 2009 if certain net operating income targets are met.  The acquisition was accounted for using the purchase method of accounting whereby a total purchase price of approximately $1.0 million, including the portion of the contingent future payments that were deemed by management to be probable, was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of the acquisition date. The assets acquired included cash of approximately $0.1 million.

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

The fair values of the assets acquired and the liabilities assumed in connection with the Regeneration acquisition were estimated in accordance with SFAS No. 141. The Company used an independent valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired (in thousands):

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

The intangible assets are being amortized over their estimated useful lives, which range from four months to ten years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $44.8 million. A value of $27.8 million was assigned to existing technology, determined primarily by estimating the future discounted cash flows to be derived from the Regeneration technologies and products that existed at the date of the acquisition. A value of $10.1 million was assigned to patented technology, determined primarily by estimating the present value of future royalty or license costs that will be avoided due to the Company’s ownership of the proprietary technologies acquired.  A value of $5.2 million was assigned to customer relationships based on an estimate of the present value of future costs that would have been incurred to establish similar relationships with Regeneration customers comparable in type and number to those customers that existed at the date of acquisition. A value of $0.8 million was assigned to one significant long-term customer contract of the Regeneration business based upon an estimate of the future discounted cash flows that would be derived from that contract. A value of $0.7 million was assigned to a distribution agreement in place for the Regeneration business, pursuant to which certain independent sales representatives had been trained to sell certain of the acquired Regeneration products. The value assigned to this contract was determined based upon an estimate of the present value of costs that the Company would have incurred to recruit and train a comparable sales force had the distribution agreement not been in place. A value of $0.2 million was assigned to the order backlog of the Regeneration business as of the date of the acquisition, based on an estimate of the present value of the cost that would be required to recreate a similar order backlog. A value of $38.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

The Company acquired the Regeneration business to enter the Regeneration segment of the non-operative orthopedic and spine markets, expanding the addressable markets served by the Company.  The Regeneration markets are estimated to grow faster than the rehabilitation markets in which the Company competes and the Regeneration products generate gross margins and operating margins that are higher than the Company’s rehabilitation products. These are among the factors that contributed to a purchase price for the Regeneration acquisition that resulted in the recognition of goodwill.

The accompanying consolidated statement of income reflects the operating results of the Regeneration business since the acquisition date of November 26, 2003. Assuming the purchase of the Regeneration business had occurred on January 1 of the year ended December 31, 2003 the pro forma unaudited results of operations for 2003 would have been as follows (in thousands, except per share data):

Net revenues	$240,378
Costs of goods sold	92,562
Gross profit	147,816
Operating expenses:
Sales, marketing, general and administrative	98,794
Research and development	5,211
Amortization of acquired intangibles	4,808
Impairment of long-lived assets	—
Performance improvement, restructuring and other	(497)
Total operating expenses	108,316
Income from operations	39,500
Interest expense, net of interest income	(14,434)
Other income	466
Income before income taxes	25,532
Provision for income taxes	(10,162)
Net income	$15,370

Net income per share:
Basic	$0.86
Diluted	$0.82

Weighted average shares outstanding used to calculate per share information:
Basic	17,963
Diluted	18,791

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

4.                                      Restructuring Costs

In August 2004, the Company began the integration of its Regeneration sales organization into its DonJoy sales organization and most of its remaining Regeneration operations in Tempe, Arizona into its corporate facility in Vista, California.  The objectives of the Regeneration integration were to strengthen the distribution activities of the Regeneration business and to reduce both costs of goods sold and operating expenses as a percentage of net revenues in future periods, after the related costs of the integration were incurred.  In addition, in August 2004, the Company completed construction of a new leased 200,000 square foot manufacturing facility in Tijuana, Mexico to replace three separate facilities it operated in the same area. All of the Company’s existing Mexico facilities were moved to this new facility in 2004.  The Company also relocated the manufacturing of its cold therapy products and machine shop activities from Vista, California to the new Mexico plant in 2004. The relocation to Mexico of these California-based activities resulted in reduced manufacturing costs in 2005.  The Regeneration integration and the move of the U.S. manufacturing operations resulted in the elimination of approximately 130 positions, including temporary employees, by December 31, 2004.  Approximately 110 new positions were added in Vista and

Mexico in the aggregate to accommodate the operations moved to each of those locations. The Regeneration integration and manufacturing moves were both substantially completed by December 31, 2004.

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS No. 146 requires that costs associated with an exit or disposal activity be recorded as an expense and a liability when incurred.  The results for the year ended December 31, 2004 include charges totaling $4.7 million ($2.9 million net of tax) including $3.8 million related to the Company’s Regeneration integration and $0.9 million related to the manufacturing moves.

Restructuring costs accrued in 2004 in connection with these activities are as follows (in thousands):

	Total Costs Incurred	Completed Activity (Cash)	Completed Activity (Non-Cash)	Accrued Liability at December 31, 2005

Employee severance and retention costs	$2,435	$(2,435)	$—	$—
Other	2,258	(2,091)	(167)	—
Total	$4,693	$(4,526)	$(167)	$—

Accrued restructuring costs in the accompanying consolidated balance sheet at December 31, 2005, includes $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount relates to vacant land previously leased by the Company (see Note 10).

5.                                      Long-Term Debt

The Company’s long-term debt consists of the following at December 31 (in thousands):

	2005	2004
Term loan due in installments through May 5, 2010 bearing interest at LIBOR plus 1.25% (5.35% at December 31, 2005)	$47,500	$95,000
Less current portion	(5,000)	(5,000)
Long-term portion of term loan	$42,500	$90,000

Redemption of Senior Subordinated Notes

In June 2004, the Company redeemed all of its outstanding senior subordinated notes for $79.7 million, including a redemption premium of $4.7 million.  The redemption was funded by net proceeds of $56.5 million from the Company’s February 2004 sale of common stock and from existing cash.  As a result of the redemption, the Company recorded a charge in 2004 of $7.8 million, including a redemption premium of $4.7 million, unamortized debt issuance costs of $2.3 million and original issue discounts of $0.8 million.

Credit Agreement Amendment

On May 5, 2005, the Company completed an amendment to its credit agreement. Previously, the credit agreement consisted of a $100.0 million term loan, of which approximately $93.8 million was owed as of the date of the amendment, and a $30.0 million revolving line of credit on which no amounts had been drawn. The amended credit agreement provides for total borrowings of $125.0 million, consisting of a term loan of $50.0 million, which was fully drawn at closing and $75.0 million available under a revolving line of credit, of which approximately $43.8 million was drawn at closing. Prior to December 31, 2005, the Company repaid all of the amounts outstanding under the revolving line of credit. The Company was contingently liable for outstanding letters of credit aggregating approximately $4.0 million at December 31, 2005. Under the amended agreement, up to $25.0 million of outstanding borrowings may be denominated in British Pounds or Euros. As of December 31, 2005, all borrowings under the credit agreement were denominated in U.S. dollars. Borrowings under the term loan and on the revolving credit facility bear interest at variable rates (either a London Inter-Bank Offered Rate (LIBOR) or the lenders’ base rate, as elected by the Company) plus an applicable margin, which varies based on the Company’s leverage ratio. The amended agreement reduced the Company’s interest rate to LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At the Company’s current leverage ratio, the applicable interest rate is either

LIBOR plus 1.25% or base rate plus 0.25%. The weighted average interest rate applicable to the Company’s borrowings as of December 31, 2005 was 5.35%.

Repayment. The Company is required to make quarterly principal payments on the term loan of $1.25 million, beginning in September 2005 and increasing to $1.875 million in September 2007, $3.125 million in September 2008 and $5.0 million in September 2009. The balance of the term loan, if any, and any borrowings under the revolving credit facility are due in full on May 5, 2010. The Company is also required to make mandatory prepayments under certain circumstances.  Prior to December 31, 2005, the Company repaid $2.5 million of the amounts outstanding under the term loan and $47.5 million remained outstanding under the term loan as of December 31, 2005.

Security; Guarantees.  The obligations of dj Ortho under the credit agreement are irrevocably guaranteed, jointly and severally, by the Company, dj Development, DJ Capital and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all the assets of the Company.

Covenants. The credit facility contains a number of covenants that, among other things, restrict the ability of the Company to (i) incur additional indebtedness; (ii) incur or guarantee obligations; (iii) pay dividends or make other distributions (except for certain tax distributions); (iv) redeem or repurchase equity, make investments, loans or advances, make acquisitions; (v) engage in mergers or consolidations; (vi) change the business conducted by the Company; (vii) grant liens on or sell its assets; or (viii) engage in certain other activities. The amended agreement provides less restriction than the Company’s previous agreement in most of these areas. In addition, the amended credit agreement requires the Company to maintain specified financial ratios, including a maximum leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all covenants as of December 31, 2005.

Debt Issuance Costs

The Company has capitalized debt issuance costs aggregating $3.6 million in association with its current credit agreement, as amended. The total costs related to the credit agreement are being amortized as interest expense over the term of the credit agreement and are reflected in the accompanying consolidated balance sheets, net of accumulated amortization of $1.1 million and $0.5 million at December 31, 2005 and 2004, respectively.

6.                                      Related Party Transactions

In 2005 and 2004, certain management stockholders who previously purchased shares of the Company’s stock in exchange for promissory notes, repaid the entire balances of such notes, including interest, owed to the Company.  Amounts repaid included $1.8 million paid in 2005 and $0.3 million paid in each of 2004 and 2003.

7.                                      Common and Preferred Stock

At December 31, 2005, the Company had a total of 22,137,860 shares of common stock outstanding.

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

Stock Options

2001 Omnibus Plan

The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors.  Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of the Company’s common stock with respect to which awards may be granted under the Omnibus Plan is 6,517,732 at December 31, 2005.  On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan is automatically increased by a number of shares equal to 3% of the number of shares of common stock outstanding on the previous December 31.  In addition, shares of common stock reserved for but not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan.  Also, shares tendered to dj Orthopedics, Inc. in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended.  The Omnibus Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, dj Orthopedics, Inc. and its subsidiaries.  Most options granted under the Omnibus Plan are subject to vesting in equal annual installments over four years.  Options granted under the Omnibus Plan expire ten years from the date of grant.  At December 31, 2005 options to purchase 3,303,387 shares had been granted. At December 31, 2005 and 2004, 828,520 and 610,343 shares were exercisable, respectively.  On December 31, 2005, 3,214,345 shares were available for future grant under the Omnibus Plan. On January 1, 2006, the shares available for future grant were increased by 664,136 shares to 3,878,481 shares.

1999 Option Plan

Under the Company’s Fifth Amended and Restated 1999 Option Plan (the 1999 Option Plan), 1,993,174 common shares have been reserved for issuance upon exercise of options granted under the plan. The 1999 Option Plan is administered by the Compensation Committee. The plan will expire on August 19, 2015 unless the Company terminates it before that date. The 1999 Option Plan provides for the grant of nonqualified options to officers, directors and employees of, and consultants and advisors to, dj Orthopedics, Inc.

The Company granted options to purchase an aggregate of 944,542 shares of common stock under the 1999 Option Plan. As of December 31, 2005, options to purchase 236,733 shares issued under the 1999 Option Plan were outstanding and all exercisable. No future options will be granted under the 1999 Option Plan, and all shares of common stock, which would otherwise have been available for issuance under the 1999 Option Plan are available for issuance under the 2001 Omnibus Plan.

2001 Non-Employee Director’s Stock Option Plan

The Company has adopted the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan. In December 2005, the Company’s Board amended this plan as follows: (1) upon initial election to the Board, a director will receive an option grant covering 15,000 options at an exercise price equal to 100% of the fair market value of the common stock as of such date, such options will be fully vested upon date of grant; and (2) ongoing director options granted after the effective date of the amendment will vest over a three-year period, with one-third vesting on each of the first three anniversary dates of the grant.  Options granted under this plan expire ten years from the date of grant.  A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the plan.  A total of 355,000 and 255,000 options had been granted under the Plan at December 31, 2005 and 2004, respectively.  No options were granted under this plan prior to 2002.  As of December 31, 2005, options to purchase 320,000 shares issued under the Director Plan were exercisable.

The following table summarizes option activity under all plans from December 31, 2002 through December 31, 2005:

	Number of Shares	Price per Share			Weighted Average Exercise Price per Share
Outstanding at December 31, 2002	2,207,400	$2.97	-	$17.00	$8.03
Granted	1,715,500	3.91	-	25.92	19.82
Exercised	(358,141)	2.97	-	17.00	10.22
Cancelled	(232,528)	3.52	-	17.00	9.16
Outstanding at December 31, 2003	3,332,231	2.97	-	25.92	13.78
Granted	1,234,200	17.99	-	26.65	21.75
Exercised	(483,040)	2.97	-	17.00	8.51
Cancelled	(264,416)	3.52	-	25.92	19.10
Outstanding at December 31, 2004	3,818,975	2.97	-	26.65	16.74
Granted	395,000	20.07	-	31.81	26.47
Exercised	(618,665)	2.97	-	26.65	12.47
Cancelled	(452,227)	3.52	-	25.92	22.09
Outstanding at December 31, 2005	3,143,083	2.97	-	31.81	18.22

The following table summarizes information concerning currently outstanding and exercisable options:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Options Outstanding as of December 31, 2005	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable as of December 31, 2005	Weighted Average Exercise Price
$2.97	-	$4.10	498,100	6.9	$3.75	305,946	$3.71
7.24	-	10.80	451,082	5.7	8.69	299,332	8.82
12.25	-	18.00	106,051	6.7	15.40	75,801	14.63
19.35	-	25.92	1,817,850	8.5	23.24	601,674	23.60
26.35	-	31.81	270,000	9.3	28.12	102,500	27.38
2.97	-	31.81	3,143,083	7.8	18.22	1,385,253	15.80

Employee Stock Purchase Plan

The Employee Stock Purchase Plan provides for the issuance of up to 1,576,365 shares of the Company’s common stock.  During each purchase period, eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their cash compensation for the purchase of common stock under the plan.  Through December 31, 2005, the purchase price of the shares under the plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty-four month offering period or the last day of each six-month purchase period during the offering period.  Effective January 1, 2006, the offering period of the plan was reduced to six months.  On January 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to 1.0% of the Company’s outstanding shares on December 31 of the preceding year.  The Company’s Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year.  The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares.  Through December 31, 2005, 497,248 shares had been issued under the Employee Stock Purchase Plan. On January 1, 2006, the number of shares reserved for issuance under the Employee Stock Purchase Plan was increased by 221,379, shares and total shares reserved for issuance were 1,300,496.

Repurchases of Common Stock

The Company’s board of directors authorized a stock repurchase program in September 2004 that allowed the Company to repurchase up to $20 million of its common stock.  The shares could be repurchased at times and prices as determined by management and could be completed through open market or privately negotiated transactions. The repurchase program provided that repurchases would be made in accordance with applicable state and federal law and in accordance with the terms and subject to the restrictions of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Shares would be retired and cancelled upon repurchase. Through December 31, 2004, the Company had repurchased 837,300 shares of its common stock at an average price of $17.62 per share, for an aggregate total cost of approximately $14.8 million.   No additional shares were repurchased in 2005 and the stock repurchase program expired in September 2005.

8.                                      Income Taxes

The provision for income taxes, including deferred taxes, on income before income taxes is as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Current
Federal	$(631)	$(30)	$(15)
State	(422)	184	(380)
Foreign	(629)	(268)	(647)
	(1,682)	(114)	(1,042)
Deferred
Federal	(14,709)	(7,097)	(5,064)
State	(2,914)	(1,403)	(1,874)
Foreign	42	(408)	—
	(17,581)	(8,908)	(6,938)

Provision for income taxes	$(19,263)	$(9,022)	$(7,980)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2005	2004
Deferred tax assets/(liabilities):
Amortization of intangible assets	$26,766	$33,091
Accrued expenses	2,169	2,810
Allowance for doubtful accounts	3,149	2,650
Provision for excess and obsolete inventories	2,167	2,442
Net operating loss carryforwards	5,627	14,481
Depreciation of fixed assets	(752)	(1,156)
Other, net	377	(316)
Net deferred tax assets	$39,503	$54,002

Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate future taxable income prior to the expiration of net operating loss carryforwards. Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2005.  No valuation allowance was provided for any of the Company’s deferred tax assets at December 31, 2005 or 2004.

As of December 31, 2005, the Company has U.S. federal net operating loss carryforwards of $14.5 million, which begin to expire in 2022. As a result of the Company’s 2004 stock offerings (see Note 7), certain changes in the Company’s ownership may limit future annual utilization of the Company’s federal net operating loss carryforwards. The Company also has $10.8 million of various state net operating loss carryforwards, which begin to expire in 2007 and $0.3 million of various foreign net operating loss carryforwards, which begin to expire in 2008.

The reconciliation of income tax attributable to income before provision for income taxes at the U.S. federal statutory rate to income tax provision in the accompanying statements of income for the years ended December 31 is as follows:

	2005	2004	2003
Federal tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	4.2%	3.4%	7.3%
Other	0.6%	0.8%	(2.5)%
	39.8%	39.2%	39.8%

The Company made income tax payments, net of (refunds), totaling $1.3 million, $0.6 million and ($0.1) million in the years ended December 31, 2005, 2004 and 2003, respectively.

Income before income taxes includes the following components for the years ended December 31 (in thousands):

	2005	2004	2003
United States	$46,862	$21,270	$18,757
Foreign	1,599	1,767	1,294
	$48,461	$23,037	$20,051

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.3 million at December 31, 2005.  Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to generate foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

The Company is subject to ongoing audits from various taxing authorities in the jurisdictions in which it does business.  It does not have a history of significant adjustments to its tax accruals as a result of these audits.  The Company believes that its accruals for tax liabilities are adequate for all tax periods subject to audit.

9.                                      Segment and Related Information

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of

December 31, 2005, the OfficeCare program was located at over 850 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                       Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 120 additional sales representatives dedicated to selling the OL1000 product, of which approximately 60 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. In early 2006, the agreement was further modified to be non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                       International consists of the sale of the Company’s products in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 50 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the years ended December 31 (in thousands). This information excludes the impact of expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented and (ii) the restructuring costs associated with certain manufacturing moves in 2004.  Information for the Regeneration segment includes operations for the period subsequent to the Regeneration acquisition on November 26, 2003 and includes the impact of purchase accounting and related amortization of acquired intangible assets. For the years ended December 31, 2005, 2004 and 2003, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.6 million, $4.7 million and $0.5 million, respectively.  For the year ended December 31, 2005, Domestic Rehabilitation income from operations was reduced by amortization of acquired intangible assets amounting to $0.3 million for 2005 acquisitions. For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2005	2004	2003
Net Revenues:
Domestic Rehabilitation	$197,279	$177,481	$168,842
Regeneration	55,474	49,658	3,989
International	33,414	28,860	25,108
Consolidated net revenues	$286,167	$255,999	$197,939

Gross Profit:
Domestic Rehabilitation	$109,752	$100,200	$93,791
Regeneration	49,710	43,032	3,145
International	21,416	17,603	15,076
Consolidated gross profit	$180,878	$160,835	$112,012

Income from operations:
Domestic Rehabilitation	$41,878	$36,341	$35,462
Regeneration	14,623	7,836	537
International	8,430	5,398	6,255
Income from operations of reportable segments	64,931	49,575	42,254
Expenses not allocated to segments	(11,072)	(10,502)	(10,485)
Consolidated income from operations	$53,859	$39,073	$31,769

For the years ended December 31, 2005, 2004 and 2003, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

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

Net revenues, attributed to geographic location based on the location of the customer, for the years ended December 31, were as follows (in thousands):

	2005	2004	2003

United States	$252,753	$227,139	$172,831
Europe	23,424	20,369	16,265
Other countries	9,990	8,491	8,843
Total consolidated net revenues	$286,167	$255,999	$197,939

Total assets by region at December 31 were as follows (in thousands):

	2005	2004

United States	$295,257	$296,923
International	9,407	9,927
Total consolidated assets	$304,664	$306,850

10.                               Commitments and Contingencies

The Company is obligated under various noncancellable operating leases for land, buildings, equipment and vehicles through approximately June 2021.  Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates.  The Company is headquartered in Vista, California and operates manufacturing locations in Vista, California and Tijuana, Mexico. The Company also leases warehouse and office space in Indiana, Arizona, Germany, Canada, France, the United Kingdom and Denmark.  All of the Company’s facilities are leased, none are owned.

Minimum annual lease payment commitments for noncancellable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$6,950
2007	4,465
2008	3,692
2009	3,699
2010	3,610
2011 and thereafter	30,312
$52,728

In late 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES has undertaken to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land near the Company’s current headquarters in Vista, California.  Construction of the new facility is underway and once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by the Company, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, a lease for the vacant land on which the Company was previously obligated was terminated, and when the new headquarters facility is completed and occupied, the Company’s leases for its existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-2006, the Company will make a lump sum rent payment to PRES, equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date, estimated at approximately $1.6 million. If PRES is able to lease the Company’s former facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company. This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4), will be accounted for as additional rent expense over the term of the new lease. The minimum annual lease commitments table above assumes a July 2006 occupancy date for the Company’s new corporate headquarters and includes both estimated rent for the Company’s new facility beginning in July 2006 and the estimated lump sum rent payment of approximately $1.6 million for termination of the Company’s existing facilities in July 2006.

Aggregate rent expense was approximately $6.4 million, $5.4 million and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

11.                               Employee Benefit Plan

The Company has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees.  Through December 31, 2005, the Company matched 100% of the first $500 contributed annually by each employee and 30 percent of additional employee contributions up to six percent of total compensation.  The Company’s matching contributions related to this plan were $0.5 million, $0.5 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2005.  Effective January 1, 2006, the Company will match 50 percent of employee contributions up to six percent of total compensation.

12.                               Quarterly Results (unaudited)

The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of on five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on the days of the week on which holidays and December 31 fall.

The following table summarizes certain of the Company’s operating results by quarter for 2005 and 2004:

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$70,250	$68,827	$72,133	$74,957	$286,167
Gross profit	44,029	44,254	45,632	46,963	180,878
Income from operations	12,421	13,022	13,926	14,490	53,859
Net income	$6,597	$6,929	$7,536	$8,136	$29,198
Basic net income per share	$0.31	$0.32	$0.34	$0.37	$1.34
Diluted net income per share	$0.29	$0.31	$0.33	$0.35	$1.29
Number of operating days	65	64	63	61	253

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data)
Net revenues	$62,241	$63,186	$62,471	$68,101	$255,999
Gross profit	38,882	40,233	39,438	42,282	160,835
Income from operations	10,294	11,104	8,688	8,987	39,073
Net income	$3,980	$67	$4,668	$5,300	$14,015
Basic net income per share	$0.20	$—	$0.21	$0.25	$0.66
Diluted net income per share	$0.19	$—	$0.20	$0.24	$0.63
Number of operating days	61	64	63	65	253

13.                               Subsequent Events (unaudited)

On January 2, 2006, the Company completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed for cash payments aggregating 13 million Euros (approximately $15.4 million), which included payment of certain debts of Newmed.  Certain sellers may also receive up to an additional 1 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006. The Company also incurred certain transaction costs and other expenses in connection with the acquisition that are estimated to be approximately $0.4 million.  Newmed, through wholly-owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices including rigid knee braces and soft goods. Newmed also owns 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. The Newmed acquisition will be accounted for in the first quarter of 2006 using the purchase method of accounting whereby the total purchase price, including transaction expenses, will be allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill. The Company acquired Newmed to increase its revenue and improve its market share in France and Spain. The Company funded the cash paid on January 2, 2006 and the transaction expenses with the proceeds of a $16.0 million draw on its revolving line of credit.  The Company repaid $3.0 million of this amount on January 31, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in SEC Rules 13a – 15(e) and 15d – 15(e)) as of December 31, 2005.  Based on such evaluation, such officers have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Securities Exchange Act of 1934.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

dj Orthopedics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that dj Orthopedics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). dj Orthopedics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that dj Orthopedics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, dj Orthopedics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of dj Orthopedics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of dj Orthopedics, Inc. and our report dated February 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 3, 2006

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company’s Code of Business Conduct and Ethics and Corporate Governance Guidelines can be accessed on the Company’s website under the investor relations page, and are available in print to stockholders who submit a written request to the Secretary of the Company at the address of the Company’s principal executive offices. In addition, the Audit, Compensation and Nominating and Corporate Governance Committees have each adopted a charter governing the activities of such committee.  In accordance with New York Stock Exchange rules, these documents are also available either on the website or by written request no later than the date of the Company’s 2006 Annual Stockholders Meeting.

The other information under Item 10 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.  See also the identification of the Executive Officers following Item 4 of this Form 10-K.

Item 11. Executive Compensation

Item 11 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 12 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

Item 13. Certain Relationships and Related Transactions

Item 13 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

Item 14. Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from dj Orthopedics, Inc.’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)               The following documents are filed as part of this report:

1.          The following consolidated financial statements of dj Orthopedics, Inc., including the report thereon of Ernst & Young LLP, are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

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

10.3	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.4	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.5	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.6

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2002)

10.7

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.8

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended September 27, 2003)

10.9

Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on

Exhibit Number	Description
Form 10-K for the year ended December 31, 2003)
10.10

Underwriting Agreement, dated June 2, 2004, by and among dj Orthopedics, Inc., the selling stockholders named therein and Lehman Brothers Inc., related to the public offering of 3,072,379 shares of dj Orthopedics, Inc.’s common stock, par value $0.01 per share, pursuant to dj Orthopedics, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-115768). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated June 2, 2004)

10.11	Stock purchase agreement between dj Orthopedics, LLC and KD Holdings dated as of August 30, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated September 27, 2004)
10.12

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 20, 2004)

10.13

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 20, 2004)

10.14+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2004)

10.15

Asset Purchase Agreement, dated March 10, 2005, between dj Orthopedics, LLC, and Superior Medical Equipment, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated March 10, 2005)

10.16

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 3, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 29, 2005)

10.17

Amended and Restated Credit Agreement, dated May 5, 2005, among dj Orthopedics, LLC, dj Orthopedics, Inc., certain foreign subsidiaries party thereto from time to time, Wachovia Bank, National Association, as administrative agent and lenders party thereto. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated May 5, 2005)

10.18	dj Orthopedics Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005)
10.19	Trust Agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005)
10.20	Asset Purchase Agreement, dated August 8, 2005, between dj Orthopedics, LLC and Encore Medical, L.P. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated August 8, 2005)
10.21

Share Purchase Agreement, dated December 15, 2005, by and among dj Orthopedics, LLC and the Stockholders of Newmed SAS (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated December 15, 2005)

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

DJ ORTHOPEDICS, INC.

SCHEDULE II — Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2005

	Allowance for Doubtful Accounts and Sales Returns	Reserve for Excess and Obsolete Inventory

Balance at December 31, 2002	$10,045,000	$4,564,000
Provision	22,641,000	2,087,000
Write-offs and recoveries, net	(14,601,000)	(1,449,000)
Additions from Regeneration acquisition	2,632,000	1,167,000
Balance at December 31, 2003	20,717,000	6,369,000
Provision	30,556,000	(113,000)
Write-offs and recoveries, net	(24,645,000)	(3,075,000)
Balance at December 31, 2004	26,628,000	3,181,000
Provision	34,594,000	983,000
Write-offs and recoveries, net	(34,430,000)	(1,844,000)
Balance at December 31, 2005	$26,792,000	$2,320,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2006	DJ ORTHOPEDICS, INC.

	By:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leslie H. Cross	President, Chief Executive Officer and Director	February 16, 2006
Leslie H. Cross	(Principal Executive Officer)

/s/ Vickie L. Capps	Senior Vice President, Finance, Chief Financial Officer	February 16, 2006
Vickie L. Capps	and Treasurer (Principal Financial and Accounting
Officer)

/s/ Jack R. Blair	Chairman of the Board of Directors	February 16, 2006
Jack R. Blair

/s/ Mitchell J. Blutt	Director	February 16, 2006
Mitchell J. Blutt, M.D.

/s/ Thomas Mitchell	Director	February 16, 2006
Thomas Mitchell

/s/ Lewis Parker	Director	February 16, 2006
Lewis Parker

/s/ Charles T. Orsatti	Director	February 16, 2006
Charles T. Orsatti

/s/ Lesley H. Howe	Director	February 16, 2006
Lesley H. Howe

/s/ Kirby L. Cramer	Director	February 16, 2006
Kirby L. Cramer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.3	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.4	dj Orthopedics, Inc. 2001 Non-Employee Director Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.5	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of dj Orthopedics, Inc. (Reg. No. 333-73966))
10.6

Outsourcing Agreement, dated as of December 30, 2002 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2002)

10.7

Amendment Number One to the DJ Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 29, 2003 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.8

Asset Purchase Agreement, dated October 8, 2003, by and between OrthoLogic Corp. and the Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-Q for the quarter ended September 27, 2003)

10.9

Amendment Number One to Outsourcing Agreement, dated December 12, 2003 by and between Creditek MediFinancial, Inc. and dj Orthopedics, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2003)

10.10

Underwriting Agreement, dated June 2, 2004, by and among dj Orthopedics, Inc., the selling stockholders named therein and Lehman Brothers Inc., related to the public offering of 3,072,379 shares of dj Orthopedics, Inc.’s common stock, par value $0.01 per share, pursuant to dj Orthopedics, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-115768). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated June 2, 2004)

10.11	Stock purchase agreement between dj Orthopedics, LLC and KD Holdings dated as of August 30, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated September 27, 2004)
10.12

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC, dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 20, 2004)

10.13

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated October 20, 2004)

10.14+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.). (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 10-K for the year ended December 31, 2004)

10.15

Asset Purchase Agreement, dated March 10, 2005, between dj Orthopedics, LLC, and Superior Medical Equipment, LLC. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated March 10, 2005)

10.16

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Director Stock Option Plan, dated May 3, 2005 (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 29, 2005)

10.17

Amended and Restated Credit Agreement, dated May 5, 2005, among dj Orthopedics, LLC, dj Orthopedics, Inc., certain foreign subsidiaries party thereto from time to time, Wachovia Bank, National Association, as administrative agent and lenders party thereto. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated May 5, 2005)

Exhibit Number	Description
10.18	dj Orthopedics Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005)
10.19	Trust Agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated July 27, 2005)
10.20	Asset Purchase Agreement, dated August 8, 2005, between dj Orthopedics, LLC and Encore Medical, L.P. (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated August 8, 2005)
10.21

Share Purchase Agreement, dated December 15, 2005, by and among dj Orthopedics, LLC and the Stockholders of Newmed SAS (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated December 15, 2005)

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