Form 10-Q
period 2006-04-01
DJ ORTHOPEDICS INC
filed 2006-05-11
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at May 10, 2006 was 22,765,246 shares.

DJ ORTHOPEDICS, INC.

FORM 10-Q INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Consolidated Balance Sheets as of April 1, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Income for the three months ended April 1, 2006 and April 2, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2006 and April 2, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJ ORTHOPEDICS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	April 1, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$2,313	$1,107
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $28,836 and $26,792 at April 1, 2006 and December 31, 2005, respectively	66,439	62,068
Inventories, net	27,138	24,228
Deferred tax asset, current portion	7,055	7,066
Prepaid expenses and other current assets	5,642	4,387
Total current assets	108,587	98,856
Property, plant and equipment, net	16,325	15,396
Goodwill	115,568	101,235
Intangible assets, net	52,891	51,242
Debt issuance costs, net	2,347	2,479
Deferred tax asset, net	26,448	32,437
Other assets	5,702	3,019
Total assets	$327,868	$304,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,643	$10,270
Accrued compensation	7,556	6,310
Accrued commissions	3,684	3,483
Long-term debt, current portion	5,000	5,000
Accrued restructuring costs	417	417
Other accrued liabilities	16,514	10,615
Total current liabilities	44,814	36,095

Long-term debt, less current portion	41,250	42,500
Minority interest	122	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at April 1, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 22,716,846 shares and 22,137,860 shares issued and outstanding at April 1, 2006 and December 31, 2005, respectively	227	221
Additional paid-in-capital	142,824	133,656
Accumulated other comprehensive income	950	492
Retained earnings	97,681	91,700
Total stockholders’ equity	241,682	226,069
Total liabilities and stockholders’ equity	$327,868	$304,664

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	April 1, 2006	April 2, 2005

Net revenues	$82,563	$70,250
Costs of goods sold	31,709	26,221
Gross profit	50,854	44,029
Operating expenses:
Sales and marketing	26,535	21,436
General and administrative	9,024	7,448
Research and development	1,849	1,572
Amortization of acquired intangibles	1,634	1,152
Total operating expenses	39,042	31,608
Income from operations	11,812	12,421
Interest expense, net of interest income	(981)	(1,267)
Other expense	(139)	(161)
Income before income taxes	10,692	10,993
Provision for income taxes	(4,711)	(4,396)
Net income	$5,981	$6,597

Net income per share:
Basic	$0.27	$0.31
Diluted	$0.26	$0.29
Weighted average shares outstanding used to calculate per share information:
Basic	22,329	21,577
Diluted	23,194	22,435

See accompanying Notes.

DJ ORTHOPEDICS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 1, 2006	April 2, 2005

Operating activities
Net income	$5,981	$6,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	9,815	7,803
Provision for excess and obsolete inventories	226	181
Depreciation and amortization	3,860	3,195
Step-up to fair value of inventory charged to costs of goods sold	279	40
Amortization of debt issuance costs	132	137
Minority interest	33	—
Stock-based compensation	1,756	—
Other	38	103
Changes in operating assets and liabilities, net	(8,995)	(9,400)
Net cash provided by operating activities	13,125	8,656

Investing activities
Purchases of property, plant and equipment	(1,856)	(1,106)
Purchase of business, net of cash acquired	(15,765)	(3,134)
Change in other assets, net	(391)	(223)
Net cash used in investing activities	(18,012)	(4,463)

Financing activities
Proceeds from long-term debt	16,000	—
Repayment of long-term debt	(17,250)	(1,250)
Net proceeds from issuance of common stock	7,318	1,622
Proceeds from repayment of notes receivable	—	1,749
Net cash provided by financing activities	6,068	2,121
Effect of exchange rate changes on cash and cash equivalents	25	(33)
Net increase in cash and cash equivalents	1,206	6,281
Cash and cash equivalents at beginning of period	1,107	11,182
Cash and cash equivalents at end of period	$2,313	$17,463

See accompanying Notes.

DJ ORTHOPEDICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  General

Business and Organization

dj Orthopedics, Inc. (the Company), is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 1, 2006 and for the three months ended April 1, 2006 and April 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements as of April 1, 2006 and for the three months ended April 1, 2006 and April 2, 2005 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, dj Orthopedics, LLC (dj Ortho), dj Orthopedics Development Corporation (dj Development), DJ Orthopedics Capital Corporation (dj Capital), dj Ortho’s wholly-owned Mexican subsidiary that manufactures a majority of dj Ortho’s products under Mexico’s maquiladora program, dj Ortho’s wholly-owned subsidiaries in Canada, Germany, France, the United Kingdom, Denmark and Spain and dj Ortho’s 70% owned subsidiary in Tunisia.  All intercompany accounts and transactions have been eliminated in consolidation.  Minority interest at April 1, 2006 represents the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia.

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

	Three Months Ended
	April 1, 2006	April 2, 2005
Shares used in computations of basic net income per share – weighted average shares outstanding	22,329	21,577
Net effect of dilutive common share equivalents based on treasury stock method	865	858
Shares used in computations of diluted net income per share	23,194	22,435

Stock-Based Compensation

Prior to the adoption of SFAS No. 123(revised 2004), Share-Based Payment (SFAS No. 123(R)) on January 1, 2006, the Company accounted for its employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense was recognized in net income for the Company’s fixed stock option plans or its employee stock purchase plan (ESPP), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP).

As of January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), the Company’s net income for the three months ended April 1, 2006, has been reduced by compensation expense, net of taxes, of approximately $1.5 million.  See Note 7 for additional information regarding stock-based compensation.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. There was no aggregate foreign currency transaction gain or loss in the three months ended April 1, 2006.  The aggregate foreign currency transaction loss included in determining net income for the three months ended April 2, 2005 was $0.2 million.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	April 1, 2006	December 31, 2005

Raw materials	$8,931	$7,335
Work-in-progress	1,108	1,010
Finished goods	19,405	18,203
	29,444	26,548
Less reserves, primarily for excess and obsolete inventories	(2,306)	(2,320)
Inventories, net	$27,138	$24,228

3. Acquisitions

Newmed Acquisition

On January 2, 2006, the Company completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Newmed) for cash payments aggregating 13 million Euros (approximately $15.5 million), which included payment of certain debts of Newmed.  Certain sellers may also receive up to an additional 1 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006. The Company has included this future earn-out in the purchase accounting below with the expectation that the 2006 revenue targets will be met.  The Company also incurred $0.4 million in certain transaction costs and other expenses in connection with the acquisition.  Newmed, through wholly-owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices, including rigid knee braces and soft goods. Newmed also owns 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group.

The fair values of the assets acquired and the liabilities assumed in connection with the Newmed acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$103
Accounts receivable, net	1,642
Inventories, net	2,573
Other current assets	312
Fixed assets, net	691
Other assets	47
Accounts payable	(3,436)
Accrued compensation	(488)
Deferred tax liability	(1,422)
Other accrued liabilities	(498)
Minority interest	(89)
		(565)
Fair value of identifiable intangible assets acquired:
Customer relationships	2,800
Existing technology	1,000
Trade name/Trademarks	100
		3,900
Goodwill		13,718
Total purchase price allocation		$17,053

The identifiable intangible assets are being amortized over their estimated useful lives, which range from one to nine years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.9 million. An aggregate value of $2.8 million was assigned to certain Newmed customer relationships existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $1.0 million was assigned to existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the technology acquired. A value of $0.1 million was assigned to trade name/trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade name/trademarks acquired.  A value of $13.7 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

The Company acquired the Newmed business to increase its sales and marketing presence in France and through the Newmed subsidiary in Spain, to develop a direct sales presence in Spain.  Newmed also adds research and development capabilities in Europe, as well as manufacturing capabilities in Tunisia which, although on a smaller scale, are very similar to the Company’s manufacturing capabilities in Mexico. These are among the factors that contributed to a purchase price for the Newmed acquisition that resulted in the recognition of goodwill.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the three months ended April 1, 2006, the Company purchased and resold territory rights for amounts aggregating $1.6 million and did not record any material gains or losses from the transfer of these distribution rights.

4.  Accrued Restructuring Costs

Accrued restructuring costs in the accompanying unaudited consolidated balance sheet at April 1, 2006, consists of $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount relates to vacant land leased by the Company (see Note 8).

5.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005

Net income, as reported	$5,981	$6,597
Foreign currency translation adjustment	458	(182)
Comprehensive income	$6,439	$6,415

6.  Segment and Related Information

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of April 1, 2006, the OfficeCare program was located at over 900 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 120 additional sales representatives dedicated to selling the OL1000 product, of which approximately 60 are employed by the Company. The SpinaLogic product is also included in this segment.  SpinaLogic is sold by DePuy Spine in the U.S. under a sales agreement that, until March 15, 2006, was exclusive in certain territories and non-exclusive in other territories.  The Company is permitted to engage in its own sales efforts or retain other sales agents in the non-exclusive territories During 2005 DePuy Spine generated sales of SpinaLogic that fell short of certain minimum targets in the sales agreement, and in March 2006, the Company exercised its right to convert the agreement to non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly-owned subsidiaries or independent distributors.  The Company sells its products in over 50 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three months ended April 1, 2006 and April 2, 2005 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses, for all periods presented.

	Three Months Ended
	April 1, 2006	April 2, 2005
Net revenues:
Domestic rehabilitation	$53,711	$47,520
Regeneration	15,974	13,592
International	12,878	9,138
Consolidated net revenues	82,563	70,250

Gross profit:
Domestic rehabilitation	29,132	26,052
Regeneration	14,831	11,954
International	6,891	6,023
Consolidated gross profit	50,854	44,029

Income from operations:
Domestic rehabilitation	10,501	9,067
Regeneration	3,704	3,680
International	1,222	2,642
Income from operations of reportable segments	15,427	15,389
Expenses not allocated to segments	(3,615)	(2,968)
Consolidated income from operations	$11,812	$12,421

Number of operating days	64	65

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

For the three months ended April 1, 2006 and April 2, 2005, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended
	April 1, 2006	April 2, 2005
United States	$69,685	$61,112
Europe	10,078	6,765
Other countries	2,800	2,373
Total consolidated net revenues	$82,563	$70,250

Total assets by region were as follows (in thousands):

	April 1, 2006	December 31, 2005
United States	$293,030	$295,257
International	34,838	9,407
Total consolidated assets	$327,868	$304,664

7. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans).  Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP).  Stock options granted under the Stock Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a four-year period.  The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period.  As of April 1, 2006, approximately 5.1 million shares were available for grant under the Stock Option Plans and 1.3 million shares were available for grant under the ESPP.  Effective January 1, 2006, the benefits provided under the Stock Option Plans and the ESPP are considered stock-based compensation, subject to the provisions of SFAS No. 123(R).  For the three months ended April 1, 2006, the application of SFAS No. 123(R) resulted in the following adjustments to amounts that would have been reported under previous accounting standards (in thousands):

	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)
Costs of goods sold	$31,578	$131	$31,709
Operating expenses:
Sales and marketing	25,654	881	26,535
General and administrative	8,385	639	9,024
Research and development	1,744	105	1,849
Income from operations	13,568	(1,756)	11,812
Net income	7,456	(1,475)	5,981

The fair value of each equity award is estimated on the date of grant using the Black-Scholes valuation model for option pricing using the assumptions noted in the following table.  Expected volatility rates are based on the historical volatility (using daily pricing) of the Company’s stock.  In accordance with SFAS No. 123(R), the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations.  The expected term of options granted is estimated based on a number of factors, including the vesting term of the award, historical employee exercise behavior for both options that have run their course and outstanding options, the expected volatility of the Company’s stock and an employee’s average length of service.  The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award.

	Three Months Ended
	April 1, 2006	April 2, 2005
Stock Option Plans:
Expected volatility	59.6%	59.6%
Risk-free interest rate	3.8%	3.8%
Forfeitures	7.5%	7.5%
Dividend yield	—	—
Expected term (in years)	3.7	3.7
Employee Stock Purchase Plan:
Expected volatility	47.3%	61.7%
Risk-free interest rate	4.7%	2.7%
Dividend yield	—	—
Expected term (in years)	0.5	0.7

The following table illustrates the pro forma effect on net income and earnings per share for the three months ended April 2, 2005, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested awards (in thousands, except per share amounts):

Net income, as reported	$6,597
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(1,710)
Pro forma net income	$4,887
Basic net income per share:
As reported	$0.31
Pro forma	$0.23
Diluted net income per share:
As reported	$0.29
Pro forma	$0.22

The following table summarizes option activity under all plans from December 31, 2005 through April 1, 2006:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life in Years
Outstanding at December 31, 2005	3,143,083	$2.97 - $31.81	$18.22	7.8
Granted	—	—	—	N/A
Exercised	(578,986)	2.97 - 26.65	12.63	N/A
Cancelled/Expired/Forfeited	(89,725)	4.05 - 25.30	22.03	N/A
Outstanding at April 1, 2006	2,474,372	2.97 - 31.81	19.39	7.8
Exercisable at April 1, 2006	944,492	2.97 - 27.41	17.64	7.3
Remaining reserved for grant at April 1, 2006	5,113,206

The aggregate intrinsic value of options outstanding at April 1, 2006 was approximately $50.4 million and the aggregate intrinsic value of options exercisable at April 1, 2006 was approximately $20.9 million.  The total intrinsic value of options exercised during the three months ended April 1, 2006 was approximately $13.5 million.  The weighted-average fair value per share for options that were nonvested at December 31, 2005, nonvested at April 1, 2006, vested during the three months ended April 1, 2006 and cancelled/expired/forfeited during the three months ended April 1, 2006, were $11.22, $11.48, $9.62 and $11.69, respectively.  At April 1, 2006, there was approximately $12.1 million of compensation expense that has not yet been recognized related to non-vested stock-based awards.  That expense is expected to be recognized over a weighted-average period of 1.3 years.  During the three months ended April 1, 2006, cash received from options exercised was $7.3 million.

8.  Commitments and Contingencies

In late 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES has undertaken to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land near the Company’s current headquarters in Vista, California.  Construction of the new facility is underway and once completed, the Company will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of its existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by the Company for its existing Vista facilities. The new facility is expected to be completed and occupied in mid-July 2006.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by the Company, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, a lease for the vacant land on which the Company was previously obligated was terminated, and when the new headquarters facility is completed and occupied, the Company’s leases for its existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-July 2006, the Company will make a lump sum rent payment to PRES, equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date, estimated at approximately $1.6 million. If PRES is able to lease the Company’s former facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company. This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4), will be accounted for as additional rent expense over the term of the new lease.

From time to time, the Company is involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company, as well as ordinary course business disputes.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses. The Company just completed the liability portion of an arbitration proceeding involving a license agreement under which the Company produced and sold a brace for patella femoral dysfunction.  The inventors alleged that the Company had committed fraud and had breached the license agreement and the related covenant of good faith and fair dealing.  The arbitrator found that the Company did not commit fraud nor did it breach the covenant of good faith and fair dealing.  The arbitrator did find, however, that the Company had breached its obligation to make certain minimum royalty payments and patent expense payments for approximately three years.  The arbitration proceeding will continue on the subject of damages arising from such breach.  The Company does not believe that this arbitration nor any other pending lawsuit will have a material adverse effect on its business, financial condition or results of operations.

9.  Subsequent Events

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement originally signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash, funded with the proceeds of a new credit agreement as described below.  Aircast is a leading designer and manufacturer of ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems. The Aircast acquisition will be accounted for in the second quarter of 2006 using the purchase method of accounting whereby the total purchase price, including transaction expenses, will be allocated to tangible and intangible assets acquired based on estimated fair market values, with the remainder classified as goodwill.  The Company acquired Aircast to expand its product offerings and increase its revenues. The purchase price allocation for the Aircast acquisition is preliminary and has not been finalized at the date of this filing.

New Credit Agreement and Interest Rate Swap Agreement

On April 7, 2006, the Company entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition described above. The new credit agreement provides for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility, of which $45.8 million was available at closing, net of outstanding letters of credit.  The new credit agreement replaced the Company’s existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

Borrowings under the new term loan and on the new revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by the Company) plus a margin. Under the new agreement, the interest rate for the term loan is LIBOR plus a margin of 1.50%, or the lenders’ base rate plus a margin of 0.50%.  The applicable margin on the revolving credit facility varies based on the Company’s leverage ratio.  The interest rate for the revolving credit facility is LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%.  At the Company’s current leverage ratio, the applicable interest rate on the revolving credit facility is either LIBOR plus 1.75% or the lender’s base rate plus 0.75%. In connection with the new credit agreement, the Company entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.

Interest Rate Swap Agreement. The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to the notional amount of $250 million, the Company’s interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows.

Repayment. The Company is required to make quarterly principal payments of $0.875 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. The Company is also required to make annual mandatory payments of the term loan in an amount equal to 50% of its excess cash flow if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents the Company’s net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by the Company; (b) 50% of the net cash proceeds of certain equity issuances by the Company if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation award or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by the Company, in each case subject to certain exceptions.

Security; Guarantees. The Company’s obligations under the credit agreement are irrevocably guaranteed, jointly and severally, by the Company, all our current and future U.S. subsidiaries. In addition, the credit agreement and the guarantees thereunder are secured by substantially all of the Company’s U.S. assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Covenants. The credit agreement imposes certain restrictions on the Company, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires the Company to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness.

Debt issuance costs. The Company will capitalize debt issuance costs of approximately $6.3 million in association with the new credit agreement, which will be amortized over the term of the agreement.

Write-off of Debt Issuance Costs

In April 2006, the Company will write-off approximately $2.3 million representing the carrying value of its debt issuance costs capitalized related to the Company’s previous credit agreement.  The Company’s previous credit agreement was paid off and cancelled in April 2006 when the Company entered into the new credit agreement described above.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic and spine markets.  Our broad range of over 600 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. We sell our products in the United States and in more than 50 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management and regeneration products represented 28%, 46%, 7% and 19%, respectively, of our consolidated net revenues for the first quarter of 2006.

Segments

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods and pain management products) in the United States through three sales channels, DonJoy, ProCare and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 300 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements.

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

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  As of April 1, 2006, the OfficeCare program was located at over 900 physician offices throughout the United States.  We have contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 120 additional sales representatives dedicated to selling the OL1000 product, of which approximately 60 are employed by us. The SpinaLogic product is also included in this segment.  SpinaLogic is sold by DePuy Spine in the U.S. under a sales agreement that, until March 15, 2006, was exclusive in certain territories and non-exclusive in other territories.  We are permitted to engage in its own sales efforts or retain other sales agents in the non-exclusive territories.  During 2005 DePuy Spine generated sales of SpinaLogic that fell short of certain minimum targets in the sales agreement, and in March 2006, we exercised our right to convert the agreement to non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of our products in foreign countries through wholly-owned subsidiaries or independent distributors.  We sell our products in over 50 foreign countries, primarily in Europe, Australia, Canada and Japan.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on growth initiatives related to maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

• Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the three months ended April 1, 2006, we launched six new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

• Expand Product Offerings for the Spine and for Foot and Ankle.  According to Frost & Sullivan, back pain is the number one cause of healthcare expenditure in the United States.  As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market and we intend to add more products to address this market segment.  In addition, according to Frost & Sullivan, the ankle braces and supports segment of the Domestic Rehabilitation market is approximately $226 million in 2005 and offers us an opportunity for future growth as our current level of sales in this market segment is relatively low. In 2005, we launched our Velocity Ankle, a new rigid ankle brace. This product has been one of our most successful new products in recent years. We will further expand our foot and ankle product offerings through our April 2006 acquisition of Aircast Incorporated (Aircast).

• Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 900 physician offices encompassing over 3,600 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients. Expanding our OfficeCare channel also permits us to increase our weighted-average selling prices, as the units sold through this channel are billed to insurance companies and other third-party payors at higher prices than most of our other sales channels.  Accordingly, our OfficeCare initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three months ended April 1, 2006, we added approximately 40 new offices to our OfficeCare channel, net of account terminations.

• Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the year ended December 31, 2005, we signed four new significant national contracts, including a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products, and we renewed two other significant national contracts.  In addition, in connection with the acquisition of substantially all of the assets of the orthopedics soft goods (OSG) business of Encore Medical, L.P. (OSG acquisition) in 2005, we added one new significant national contract and increased our penetration into several other national account opportunities already within our portfolio.

•                  Grow Our Regeneration Business. We have integrated the sales force for our OL1000 bone growth stimulator product into our domestic rehabilitation sales organization.  We have also increased the number of regeneration sales specialists dedicated to selling our OL1000 product.  We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  Our distribution arrangement with DePuy Spine has also become non-exclusive beginning in March 2006, which permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so.  We intend to add additional selling resources in those geographical parts of the country where sales are not meeting our expectations.  We believe that our new selling strategies for our Regeneration segment will drive faster growth for this business.

•                  Expand International Sales. In 2005, international sales represented 12% of our revenues. Although our presence outside the United States has been limited, we have successfully established direct distribution capabilities in major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically we have only sold a limited range of our products in our international markets.  In 2005, we successfully launched an expanded range of soft goods, our cold therapy products and our bone growth stimulation products in our International segment. In January 2006, we completed the acquisition of Newmed SAS (Newmed), as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Item 1, herein, which increased our international revenue in France and other parts of Europe.  For the three months ended April 1, 2006, international sales increased to 16% of our revenues.  We expect that the Aircast acquisition (discussed below) will also substantially increase our international revenues.

•                  Pursue Selective Acquisitions. We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenue. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. Examples of acquisitions meeting that criteria are the purchase of substantially all of the assets of Superior Medical Equipment, LLC (SME acquisition) and the OSG acquisition, both of which were completed in 2005, as well as the acquisition of Newmed in January 2006.  In April 2006, we completed the acquisition of Aircast, as discussed in Note 9 to the unaudited condensed consolidated financial statements included in Item 1, herein, which is intended to expand our product offerings and increase our revenues and is expected to be accretive to earnings in 2007.

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

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2005 and for the first quarter of 2006, we reserved for and reduced gross revenues from third-party payors by between 30% and 38% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 29% to 34% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 51% of our net accounts receivable at both April 1, 2006 and December 31, 2005 and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 35% and 31% of our net revenues for the three months ended April 1, 2006 and April 2, 2005, respectively, and approximately 49% of our net accounts receivable at both April 1, 2006 and December 31, 2005. We estimate bad debt expense to be approximately 4% to 9% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

We rely on a third-party billing service provider to provide information about the accounts receivable of certain of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider does not perform to our expectations we may be required to increase our reserve estimates.

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

Valuation Allowance for Deferred Tax Asset. As of April 1, 2006, we have approximately $33.5 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net losses reported during 2002.  Realization of our deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.  At October 1, 2005, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.  With the exception of goodwill related to our Regeneration acquisition of $39 million, we believe that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to the fair value of us.  With respect to goodwill related to our Regeneration acquisition, we compared the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

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

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(revised 2004), Share-Based Payment (SFAS No. 123(R)).  We adopted SFAS No. 123(R) using the modified prospective transition method and therefore we have not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We recognize this compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), our net income for the three months ended April 1, 2006, has been reduced by compensation expense, net of taxes, of approximately $1.5 million.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended April 1, 2006 and April 2, 2005 included 64 days and 65 days, respectively.

Three Months Ended April 1, 2006 Compared To Three Months Ended April 2, 2005

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Three Months Ended
	April 1, 2006	% of Net Revenues	April 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$53,711	65.1	$47,520	67.6	$6,191	13.0
Regeneration	15,974	19.3	13,592	19.4	2,382	17.5
International	12,878	15.6	9,138	13.0	3,740	40.9
Consolidated net revenues	$82,563	100.0	$70,250	100.0	$12,313	17.5

Average revenues per day:

	Three Months Ended
	April 1, 2006	April 2, 2005	Increase	% Increase
Domestic Rehabilitation	$839.2	$731.1	$108.1	14.8
Regeneration	249.6	209.1	40.5	19.4
International	201.2	140.6	60.6	43.1
Consolidated average net revenues per day	$1,290.0	$1,080.8	$209.2	19.4
Number of operating days	64	65

The three months ended April 1, 2006 included one less operating day than the three months ended April 2, 2005.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to an increase in our International segment revenues related to the acquisition of Newmed in January 2006.  Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the SME and OSG acquisitions in 2005, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 165 net new OfficeCare locations since April 2, 2005.  Net revenues in our Regeneration segment increased, in part, from our sales force integration and an increased number of sales specialists selling our OL1000 product.  Sales of our SpinLogic product also increased due to selling resources added in territories that became non-exclusive in 2005.  International revenue increased in the first quarter of 2006 compared to the first quarter of 2005, due to the Newmed acquisition in January 2006 and increased sales volume, partially offset by a return from a distributor who was terminated in connection with the Newmed acquisition and the impact of unfavorable changes in foreign exchange rates.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	April 1, 2006	% of Net Revenues	April 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$29,132	54.2	$26,052	54.8	$3,080	11.8
Regeneration	14,831	92.8	11,954	87.9	2,877	24.1
International	6,891	53.5	6,023	65.9	868	14.4
Consolidated gross profit	$50,854	61.6	$44,029	62.7	$6,825	15.5

The increase in gross profit is due to an increase in revenues.  The decrease in consolidated gross profit as a percentage of net revenues is due partly to $0.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and approximately $0.6 million of purchase accounting and one-time integration costs for our Newmed acquisition which took place in January 2006. The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to the OSG and Newmed acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to increased freight costs and a change in product mix.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross margins than sales to wholesale customers.  The decrease in the International segment gross profit as a percentage of net revenues is primarily related to approximately $0.6 million of purchase accounting and one-time integration costs for our Newmed acquisition, a change in product mix to include more lower gross profit margin soft goods due to the OSG and Newmed acquisitions and the unfavorable impact of changes in exchange rates.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	April 1, 2006	% of Net Revenues	April 2, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$26,535	32.1	$21,436	30.5	$5,099	23.8
General and administrative	9,024	10.9	7,448	10.6	1,576	21.2
Research and development	1,849	2.3	1,572	2.2	277	17.6
Amortization of acquired intangibles	1,634	2.0	1,152	1.7	482	41.8
Consolidated operating expenses	$39,042	47.3	$31,608	45.0	$7,434	23.5

Sales and Marketing Expenses.  The increase in sales and marketing expenses is partly due to $0.9 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, and partly due to costs associated with increased commissions and sales incentives on increased sales and increased headcount, partially offset by decreased costs due to the three months ended April 1, 2006 including one less operating day than the three months ended April 2, 2005.

General and Administrative Expenses. The increase in general and administrative expenses is due to $0.6 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, expenses related to businesses acquired and certain increased personnel costs, partially offset by decreased costs due to the three months ended April 1, 2006 including one less operating day than the three months ended April 2, 2005.

Research and Development Expenses. The increase in research and development expense is due to $0.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, expenses related to businesses acquired and certain increased personnel costs, partially offset by decreased costs due to the three months ended April 1, 2006 including one less operating day than the three months ended April 2, 2005.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles relates primarily to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years and intangible assets acquired in connection with the Newmed acquisition, which are being amortized over lives ranging from one to nine years.  The increase in amortization of acquired intangibles is due to amortization expense related to the January 2006 acquisition of Newmed.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	April 1, 2006	% of Net Revenue	April 2, 2005	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$10,501	19.6	$9,067	19.1	$1,434	15.8
Regeneration	3,704	23.2	3,680	27.1	24	0.7
International	1,222	9.5	2,642	28.9	(1,420)	(53.7)
Income from operations of reportable segments	15,427	18.7	15,389	21.9	38	0.2
Expenses not allocated to segments	(3,615)	(4.4)	(2,968)	(4.2)	(647)	21.8
Consolidated income from operations	$11,812	14.3	$12,421	17.7	$(609)	(4.9)

The increase in income from operations for our Domestic Rehabilitation and Regeneration segments is due to increased net revenues and gross profit, which offset increased operating expenses including stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 for each respective segment.  The decrease in income from operations for our International segment is due to purchase accounting and one-time integration costs for our Newmed acquisition which took place in January 2006, stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the unfavorable impact of changes in foreign exchange rates.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $1.0 million in the first quarter of 2006 compared to $1.3 million in the first quarter of 2005.  Interest expense, net of interest income, decreased in the first quarter of 2006 compared to the first quarter of 2005 due to a decrease in the outstanding debt balances.

Other Expense. Other expense for the first quarter of 2006 primarily reflects a write-off of costs related to a potential acquisition that was abandoned in first quarter 2006.  Other expense for the first quarter of 2005 reflects net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 44.1% for the first quarter of 2006 compared to 40.0% for the first quarter of 2005.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006 since the compensation deduction has a related tax benefit rate of only 16.0% due to the use of incentive stock options.

Net Income. Net income was $6.0 million for the first quarter of 2006 compared to net income of $6.6 million for the first quarter of 2005 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at April 1, 2006 was $46.3 million.  Total cash and cash equivalents were $2.3 million at April 1, 2006.

Net cash provided by operating activities was $13.1 million and $8.7 million for the three months ended April 1, 2006 and April 2, 2005, respectively. The net cash provided by operations in the first quarter of 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories. The net cash provided by operations in the first quarter of 2005 primarily reflected positive operating results and a net decrease in inventories, partially offset by an increase in net accounts receivable and by cash of approximately $1.7 million paid in the first quarter of 2005 for restructuring costs accrued in 2004.

Cash flows used in investing activities were $18.0 million and $4.5 million for the three months ended April 1, 2006 and April 2, 2005, respectively.  Cash used in investing activities for the first quarter of 2006 primarily reflected $15.8 million used for the acquisition of Newmed and $1.9 million used for capital expenditures. Cash used in investing activities for the first quarter of 2005 primarily reflected $3.1 million used for the acquisition of SME and $1.1 million used for capital expenditures.

Cash flows provided by financing activities were $6.1 million and $2.1 million for the three months ended April 1, 2006 and April 2, 2005, respectively.  In the first quarter of 2006, the cash provided by financing activities included $7.3 million of net proceeds received from the exercise of stock options, offset by a net amount of approximately $1.3 million used to pay down long-term debt.  In the first quarter of 2005, the cash provided by financing activities included $1.6 million of net proceeds received from the exercise of stock options and approximately $1.8 million received from the collection of a note receivable, offset by approximately $1.3 million used to pay down long-term debt.

Contractual Obligations and Commercial Commitments

Credit Agreement in effect at April 1, 2006

Our credit agreement in effect at April 1, 2006 provided for total borrowings of $125.0 million, consisting of a term loan of $50.0 million, of which $46.3 million was outstanding at April 1, 2006, and $75.0 million available under a revolving line of credit, under which no amounts were outstanding at April 1, 2006. We were contingently liable for outstanding letters of credit aggregating approximately $4.2 million at April 1, 2006. Borrowings under the credit agreement bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus an applicable margin, which varies based on our leverage ratio. At our leverage ratio on April 1, 2006, the applicable interest rate was either LIBOR plus 1.25% or base rate plus 0.25%. The weighted average interest rate applicable to our borrowings as of April 1, 2006 was 5.34%.  The credit agreement was replaced by our new credit agreement on April 7, 2006 in connection with the acquisition of Aircast.

New Credit Agreement – in effect beginning April 7, 2006

On April 7, 2006, we entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent to finance the Aircast acquisition. The new credit agreement provides for total borrowings of

$400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit.  The new credit agreement replaced our existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

Borrowings under the new term loan and on the new revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus a margin. Under the new agreement, the interest rate for the term loan is LIBOR plus a margin of 1.50%, or the lenders’ base rate plus a margin of 0.50%.  The applicable margin on the revolving credit facility varies based on our leverage ratio.  The interest rate for the revolving credit facility is LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%.  At our current leverage ratio, the applicable interest rate on the revolving credit facility is either LIBOR plus 1.75% or the lender’s base rate plus 0.75%.

Interest Rate Swap Agreement. In connection with the new credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to the notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.

Repayment. We are required to make quarterly principal payments of $0.875 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory payments of the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation award or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

Security; Guarantees.  Our obligations under the credit agreement are irrevocably guaranteed, jointly and severally, by us, and all of our current and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our U.S. assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Covenants. The credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness.

Debt issuance costs. We will capitalize debt issuance costs of approximately $6.3 million in association with the new credit agreement, which will be amortized over the term of the agreement. We will write-off approximately $2.3 million in the second quarter of 2006, representing the carrying value of our debt issuance costs capitalized related to our previous credit agreement.

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

The following table lists our contractual obligations as of April 1, 2006, except for our long-term debt contractual obligations which are as of April 7, 2006, the date our new credit agreement became effective, (in thousands):

	Payments Due by Period
		2006	2007-2009	2010-2011	2012+
Contractual Obligations	Total	Remaining	1-3 Years	4-5 Years	After 5 years
Long-Term Debt (1)	$350,000	$2,625	$10,500	$7,000	$329,875
Operating Leases	56,573	5,982	12,922	8,121	29,548
Total Contractual Cash Obligations	$406,573	$8,607	$23,422	$15,121	$359,423

(1)          Represents scheduled principal payments for the remaining portion of 2006 through 2013 under the term loan portion of our new credit facility, which became effective on April 7, 2006.

In October 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES has undertaken to build a new 110,000 square foot corporate headquarters facility for us on vacant land currently leased to us in Vista, California.  Construction of the new facility is underway and once completed, we will occupy the facility under a 15-year lease with two five-year options to extend the term and will move out of our existing facilities in Vista.  Rent for the new facility will be based on an agreed percentage of the total project cost for the construction of the facility and is not expected to exceed the rent currently paid by us for our existing Vista facilities. The new facility is expected to be completed and occupied in mid-July 2006.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by us, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, our lease for the vacant land was terminated, and when the new headquarters facility is completed and occupied, our leases for our existing Vista facilities will be terminated.  Those leases would otherwise have continued until February 2008.  Upon occupancy of the new facility, expected to occur in mid-July 2006, we will make a lump sum rent payment to PRES equal to 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date, estimated at $1.6 million. If PRES is able to lease our former facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us.  This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs and other exit costs originally accrued in 2002 (see Note 4 to the consolidated financial statements included in Item 8 herein), will be accounted for as additional rent expense over the term of the new lease. The contractual obligations table above assumes a July 2006 occupancy date for our new corporate headquarters and includes both estimated rent for our new facility beginning in July 2006 and the estimated lump sum rent payment of approximately $1.6 million for termination of our existing facilities in July 2006.

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

On January 2, 2006, as discussed in Note 3 to the consolidated financial statements included in Item 8 herein, we completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed for cash payments aggregating 13 million Euros (approximately $15.4 million), which included payment of certain debts of Newmed.  Certain sellers may also receive up to an additional 1 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006. We also incurred certain transaction costs and other expenses in connection with the acquisition of $0.4 million. We funded the cash paid on January 2, 2006 and our transaction expenses, with the proceeds of a $16.0 million draw on our revolving line of credit, which was repaid in full prior to April 1, 2006.

Following the completion of our Aircast acquisition on April 7, 2006, we have available liquidity of approximately $2.3 million in cash and cash equivalents (balance as of April 1, 2006) and $45.8 million available under our new revolving credit facility, net of $4.2 million of outstanding letters of credit. For the remainder of 2006, we expect to spend total cash of approximately $35.5 million for the following requirements:

•                  up to approximately $20.2 million for scheduled principal and estimated interest payments on our new credit facility;

•                  approximately $6.0 million scheduled payments for noncancellable operating leases;

•                  up to approximately $1.2 million for additional purchase price that could be paid to certain of the Newmed sellers if certain revenue targets are attained; and

•                  up to approximately $8.1 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2006.  We also expect to make payments related to integrating the acquired Aircast business.  We are currently in the process of estimating the costs of the integration.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of operating days in each quarter.  Although on a per day basis revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of operating days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity, with the end of both football and skiing seasons. For 2006 and 2005, our number of operating days per quarter is as follows:

	2006	2005
First quarter	64	65
Second quarter	64	64
Third quarter	63	63
Fourth quarter	61	61
Total operating days	252	253

Forward-Looking Statements

This quarterly report on Form 10-Q contains, in addition to historical information, statements by us with respect to our expectations regarding financial results and other aspects of our business that involve risks and uncertainties and may constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements reflect our current views and are based on certain assumptions.  Actual results could differ materially from those currently anticipated as a result of a number of factors, including, the risks discussed under Item 1A “Risk Factors” in this Form 10-Q. If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those predicted in any forward-looking statement.

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

As of April 7, 2006, following the Aircast acquisition, we had $100.0 million of variable rate debt represented by borrowings under our new credit facility (at a weighted-average interest rate of 6.56% at April 7, 2006) which are not covered by the interest rate swap agreement entered into in connection with the new credit agreement. Based on the balance outstanding under the credit facility as of April 7, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At April 7, 2006, up to $45.8 million of variable rate borrowings were available under our new $50.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. At April 1, 2006, we had no such derivative financial instruments outstanding.  However, on April 7, 2006, in connection with our new credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to the notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows.

Through our wholly-owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars and Danish Krones. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarter of 2006 and 2005 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. At April 1, 2006, we had no hedging transactions in place.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between our various competitors and us, as well as ordinary course business disputes.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses. We just completed the liability portion of an arbitration proceeding involving a license agreement under which we produced and sold a brace for patella femoral dysfunction.  The inventors alleged that we had committed fraud and had breached the license agreement and the related covenant of good faith and fair dealing.  The arbitrator found that we did not commit fraud nor did we breach the covenant of good faith and fair dealing.  The arbitrator did find, however, that we had breached our obligation to make certain minimum royalty payments and patent expense payments for approximately three years.  The arbitration proceeding will continue on the subject of damages arising from such breach.  We do not believe that this arbitration nor any other pending lawsuit will have a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.    RISK FACTORS

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business operations, our debt level and government regulations.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risk factors described below reflect any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.  The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business

We may have difficulty integrating the operations and growing the business of Aircast Incorporated

In April 2006, we acquired Aircast Incorporated, a New Jersey based orthopedics company that manufactures and markets ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.  We intend to integrate all of the manufacturing operations of Aircast into our existing facility in Tijuana, Mexico, and to absorb or relocate the U.S. general and administrative, product development and marketing functions of Aircast to our facilities in Indianapolis, Indiana and Vista, California.  The sales and distribution resources of Aircast will be integrated into our sales and distribution network, and we will combine Aircast operations in several European countries with existing operations of ours in those countries.  Our ability to achieve these integration steps on a timely basis and to realize the synergies we expect from the transaction are subject to numerous risks and uncertainties, including the following:

•                  we may experience delay and difficulty in moving the production of Aircast products to our Mexico facility and training our work force in these new products;

•                  we may have difficulty in establishing new or revised arrangements with the sources of supply of components and raw material for the Aircast products;

•                  our existing resources in customer support, product development, quality and billing and collections will have to be trained to address the Aircast business and new or relocated employees will have to be trained and integrated into our systems and processes;

•                  we may experience delay and difficulty in integrating the Aircast business into our existing information technology systems;

•                  we may have difficulty retaining the sales and distribution resources of Aircast and combining them effectively into our sales and distribution organization in order to retain and grow the Aircast business;

•                  we may experience delay and difficulty in integrating our operations with those of Aircast in several countries in Europe; and

•                  we may not be able to retain the loyalty and business of Aircast customers or realize selling synergies between the two companies.

Our ability to integrate the Aircast business on a timely and effective basis and to avoid the risk factors listed above and others will determine our success in realizing the cost savings and other synergies we expect from the acquisition.  Our failure to realize those synergies, or to grow the Aircast business along with our business in the manner that we expect, will adversely impact our operating results for the current fiscal year and possibly for subsequent periods.

We intend to pursue, but may not be able to identify, finance or successfully complete, other strategic acquisitions.

Our growth strategy will continue to include the pursuit of acquisitions, both domestically and, in particular, internationally.  We may not be able to identify acceptable opportunities or complete acceptable acquisitions of targets identified in a timely manner.  Acquisitions involve a number of risks, including the following:

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

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available or on favorable terms, if available at all.  We may not be able to successfully integrate or operate profitably any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations.  Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition that could have an adverse effect on our results of operations in the period in which the expense is recognized

Prior to the Regeneration acquisition, we did not have experience operating in the regeneration segment of the non-operative orthopedic and spine markets.

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

In addition, we have made significant changes and additions to the sales force for the bone growth stimulation (BGS) products as compared to the sales force in place at the time of the Regeneration acquisition.  With respect to the OL1000, we have hired and trained a significant number of new sales specialists and introduced the product to our DonJoy direct distribution sales force.  At the time of the Regeneration acquisition, DePuy Spine was acting as the exclusive distributor of the SpinaLogic device in significant portions of the U.S.  The agreement with DePuy Spine was amended in 2005 to make certain territories non-exclusive and commencing early in 2006, will become a non-exclusive arrangement for the U.S.  We have begun developing alternative selling resources for SpinaLogic and will continue that effort, but prior to the Regeneration acquisition, we did not have any relationships with spine surgeons or with independent distributors who specialize in spine products.  The different nature of the Regeneration business from our traditional rehabilitation business and the significant changes we have made and will be required to make to the Regeneration sales force could involve risks to our business such as the following:

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

Our concentration of manufacturing operations in Mexico raises business and competitive risks.

Other than a relatively small manufacturing operation in Tunisia acquired in the recent Newmed acquisition and other than the manufacturing of our BGS products and our custom rigid knee braces that is conducted in Vista, California, all of our manufacturing activities are carried out in our facility in Tijuana, Mexico.  These operations are subject to risks of political and economic instability inherent in activities conducted in foreign countries.  In addition, as a result of this concentration of manufacturing activities, our sales in foreign markets may be at a competitive disadvantage to products manufactured locally due to freight costs, custom and import duties and favorable tax rates for local businesses.  In order to reduce the risk involved in the concentration of most of our manufacturing activities in one foreign jurisdiction and to compete successfully with foreign manufacturers, we may be required to open or expand manufacturing operations abroad, which would be costly to implement and may not effectively reduce the risk of doing business in foreign countries.  We may not be able to successfully operate additional offshore manufacturing operations.

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated to the Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, and new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  Our Class III bone growth stimulator devices, for example, are not affected by the reimbursement level freeze and are not subject to competitive bidding.  Off-the-shelf orthotic devices are subject to competitive bidding. Under competitive bidding, which is scheduled to be phased in beginning in 2007, Medicare will change its approach to reimbursing certain items and services covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

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

Risks Related to our Debt

We substantially increased our indebtedness in connection with the Aircast acquisition.

In order to finance the purchase price of the outstanding stock of Aircast Incorporated and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit. As a result, our total long term debt was increased to approximately $354 million following the acquisition from approximately $46 million just prior to the acquisition. Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness.

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

•                  if the acquisition price is greater than $15 million, the company we are acquiring has positive EBITDA;

•                  the acquisition price is less than $75 million individually and less than $200 million in the aggregate with all other permitted acquisitions consummated during the term of the credit agreement; and

•                  if the acquisition involves assets outside the United States, the acquisition price is less than $40 million in the aggregate with all other permitted acquisitions consummated outside the United States during the term of the agreement.

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

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

10.1	Outsourcing Agreement, dated as of January 15, 2006, by and between Creditek LLC, Inc. and dj Orthopedics, LLC

10.2	Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC

10.3

Credit Agreement, dated April 7, 2006, among dj Orthopedics, LLC, certain of its foreign subsidiaries party hereto from time to time, dj Orthopedics, Inc., Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 7, 2006)

10.4	Stock purchase agreement by and among dj Orthopedics, LLC, and the Stockholders of Aircast (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DJ ORTHOPEDICS, INC.
(Registrant)

Date: May 11, 2006	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	BY:	/s/ Vickie L. Capps
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

3.3	Amended and Restated By-laws of dj Orthopedics, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement of dj Orthopedics, Inc. on Form S-8 (Reg. No. 333-73966))

10.1	Outsourcing Agreement, dated as of January 15, 2006, by and between Creditek LLC, Inc. and dj Orthopedics, LLC

10.2	Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC

10.3

Credit Agreement, dated April 7, 2006, among dj Orthopedics, LLC, certain of its foreign subsidiaries party hereto from time to time, dj Orthopedics, Inc., Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 7, 2006)

10.4	Stock purchase agreement by and among dj Orthopedics, LLC, and the Stockholders of Aircast (Incorporated by reference to dj Orthopedics, Inc.’s Report on Form 8-K dated April 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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