Form 10-Q
period 2006-07-01
DJO INC
filed 2006-08-09
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO                       .

Commission File Number 001-16757

DJO INCORPORATED

(Exact name of registrant as specified in its charter)

DELAWARE	33-0978270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1430 Decision Street
Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 727-1280

2985 Scott Street, Vista, California
(Former address of principal executive offices)

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

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at August 4, 2006 was 22,941,171 shares.

DJO INCORPORATED
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO INCORPORATED
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	July 1, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$10,762	$1,107
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $31,294 and $26,792 at July 1, 2006 and December 31, 2005, respectively	82,997	62,068
Inventories, net	38,476	24,228
Deferred tax asset, net, current portion	7,684	7,066
Prepaid expenses and other current assets	8,640	4,387
Total current assets	148,559	98,856
Property, plant and equipment, net	36,811	15,396
Goodwill	279,507	101,235
Intangible assets, net	170,000	51,242
Debt issuance costs, net	6,062	2,479
Deferred tax asset, net	15,355	32,437
Fair value of interest rate swap	1,011	—
Other assets	4,454	3,019
Total assets	$661,759	$304,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,028	$10,270
Accrued compensation	16,129	6,310
Accrued commissions	3,850	3,483
Long-term debt, current portion	3,500	5,000
Accrued interest	3,942	385
Accrued restructuring costs	417	417
Accrued taxes	3,447	550
Other accrued liabilities	19,478	9,680
Total current liabilities	64,791	36,095

Long-term debt, less current portion	345,625	42,500
Accrued pension	327	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at July 1, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 22,909,621 shares and 22,137,860 shares issued and outstanding at July 1, 2006 and December 31, 2005, respectively	229	221
Additional paid-in-capital	148,737	133,656
Accumulated other comprehensive income	3,077	492
Retained earnings	98,973	91,700
Total stockholders’ equity	251,016	226,069
Total liabilities and stockholders’ equity	$661,759	$304,664

See accompanying Notes.

DJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net revenues	$106,525	$68,827	$189,088	$139,077
Costs of goods sold	42,912	24,573	74,621	50,794
Gross profit	63,613	44,254	114,467	88,283
Operating expenses:
Sales and marketing	32,442	21,336	58,977	42,772
General and administrative	13,610	7,052	22,634	14,500
Research and development	2,316	1,691	4,165	3,263
Amortization of acquired intangibles	4,507	1,153	6,141	2,305
Total operating expenses	52,875	31,232	91,917	62,840
Income from operations	10,738	13,022	22,550	25,443
Interest expense, net of interest income	(8,419)	(1,195)	(9,400)	(2,462)
Other expense	(46)	(277)	(185)	(438)
Income before income taxes	2,273	11,550	12,965	22,543
Provision for income taxes	(981)	(4,621)	(5,692)	(9,017)
Net income	$1,292	$6,929	$7,273	$13,526

Net income per share:
Basic	$0.06	$0.32	$0.32	$0.62
Diluted	$0.06	$0.31	$0.31	$0.60
Weighted average shares outstanding used to calculate per share information:
Basic	22,804	21,745	22,571	21,660
Diluted	23,440	22,645	23,321	22,540

See accompanying Notes.

DJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 1, 2006	July 2, 2005

Operating activities
Net income	$7,273	$13,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	19,737	16,336
Provision for excess and obsolete inventories	698	248
Depreciation and amortization	11,250	6,468
Step-up to fair value of inventory charged to costs of goods sold	1,498	160
Amortization of debt issuance costs	374	278
Write-off of debt issuance costs	2,347	—
Stock-based compensation	4,138	—
Other	40	144
Changes in operating assets and liabilities, net	(22,064)	(16,943)
Net cash provided by operating activities	25,291	20,217

Investing activities
Purchases of property, plant and equipment	(8,680)	(2,124)
Purchase of businesses, net of cash acquired	(312,786)	(3,045)
Changes in other assets, net	(517)	(98)
Net cash used in investing activities	(321,983)	(5,267)

Financing activities
Proceeds from long-term debt	366,000	—
Repayment of long-term debt	(64,375)	(24,250)
Debt issuance costs	(6,304)	(640)
Net proceeds from issuance of common stock	10,849	3,330
Proceeds from repayment of notes receivable issued in connection with sale of common stock	—	1,749
Net cash provided by (used in) financing activities	306,170	(19,811)
Effect of exchange rate changes on cash and cash equivalents	177	(107)
Net increase (decrease) in cash and cash equivalents	9,655	(4,968)
Cash and cash equivalents at beginning of period	1,107	11,182
Cash and cash equivalents at end of period	$10,762	$6,214

See accompanying Notes.

DJO INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.  General

Business and Organization

DJO Incorporated, formerly dj Orthopedics, Inc., (the Company) is a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 1, 2006 and for the three and six months ended July 1, 2006 and July 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements as of July 1, 2006 and for the three and six months ended July 1, 2006 and July 2, 2005 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, DJO, LLC, formerly dj Orthopedics, LLC, (DJO), dj Orthopedics Development Corporation, DJO’s wholly owned Mexican subsidiary that manufactures a majority of DJO’s products under Mexico’s maquiladora program and DJO’s wholly owned subsidiaries in Canada, Germany, France, the United Kingdom, Denmark, Spain and Tunisia.  These consolidated financial statements also include the accounts of Aircast Incorporated and its wholly owned domestic and international subsidiaries from and subsequent to April 7, 2006, the date on which the Company acquired Aircast Incorporated (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.  In May 2006, the Company purchased the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia and the Tunisian subsidiary became a wholly owned subsidiary (see Note 3).

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

Financial Instruments

The Company utilizes derivative instruments, specifically an interest rate swap agreement and forward contracts, to manage its exposure to market risks such as interest and foreign currency exchange rate risks.  In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and

Hedging Activities, the Company records derivative instruments as assets or liabilities on the consolidated balance sheet, measured at fair value.

Accrued Pension

The Company assumed liabilities related to certain pension plans in connection with the acquisition of Aircast Incorporated in April 2006.  The pension plans cover three key international employees of the Company who are entitled to pension benefits as part of the terms of their employment agreements.  The accrued pension costs were $0.3 million as of July 1, 2006.

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Shares used in computations of basic net income per share – weighted average shares outstanding	22,804	21,745	22,571	21,660
Net effect of dilutive common share equivalents based on treasury stock method	636	900	750	880
Shares used in computations of diluted net income per share	23,440	22,645	23,321	22,540

Stock-Based Compensation

Prior to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) on January 1, 2006, the Company accounted for its employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense was recognized in net income for the Company’s fixed stock option plans or its employee stock purchase plan (ESPP), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP).

As of January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), the Company’s net income for the three and six months ended July 1, 2006, has been reduced by compensation expense, net of taxes, of approximately $1.5 million and $3.0 million, respectively.  See Note 8 for additional information regarding stock-based compensation.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The Company incurred an aggregate foreign currency transaction loss in both the three and six months ended July 1, 2006 of less than $0.1 million.  The aggregate foreign currency transaction loss included in determining net income for the three and six months ended July 2, 2005 was $0.2 million and $0.4 million, respectively.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	July 1, 2006	December 31, 2005

Raw materials	$9,822	$7,335
Work-in-progress	1,075	1,010
Finished goods	30,079	18,203
	40,976	26,548
Less reserves, primarily for excess and obsolete inventories	(2,500)	(2,320)
Inventories, net	$38,476	$24,228

3. Acquisitions

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash, funded with the proceeds of a new credit agreement as described in Note 6.  The Company also incurred approximately $4.6 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $7.8 million of estimated costs in connection with the Company’s plan to integrate the acquired business, including severance and relocation expenses. Of this total estimated amount, $7.0 million was not paid out at July 1, 2006 and was included in accrued compensation in the accompanying unaudited consolidated balance sheet at July 1, 2006. Aircast is a leading designer and manufacturer of ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.

The fair values of the assets acquired and the liabilities assumed in connection with the Aircast acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$508
Accounts receivable, net	12,953
Inventories, net	8,251
Prepaid expenses and other current assets	2,730
Fixed assets, net	16,059
Deferred tax asset	641
Other assets	33
Accounts payable	(3,134)
Accrued compensation	(986)
Deferred tax liability	(10,335)
Other accrued liabilities	(6,818)
Accrued pension	(300)
		19,602
Fair value of identifiable intangible assets acquired:
Patents and existing technology	28,700
Customer contracts and related relationships – GPO	6,900
Customer contracts and related relationships – Other	38,300
Trade names and trademarks	47,400
Favorable leasehold interest in Germany	600
		121,900
Goodwill		162,482
Total purchase price allocation		$303,984

The identifiable intangible assets are being amortized over their estimated useful lives, which range from seven to fifty years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $121.9 million. An aggregate value of $28.7 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the patents and technology acquired. An aggregate value of $6.9 million was assigned to certain Aircast customer relationships for group purchase organization (GPO) customers and an aggregate value of $38.3 million was assigned to certain Aircast customer relationships for other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. A value of $47.4 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired.  A value of $0.6 million was assigned to favorable leasehold interest in Germany, determined by estimating the present value of future rent expense that will be avoided due to the favorable lease rate on the German property.  A value of $162.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

The Company acquired Aircast to expand its product offerings, increase the size of its international business and increase its revenues.  The Company also believes there are significant cost reduction synergies that may be realized when the acquired business is integrated. These are among the factors that contributed to a purchase price for the Aircast acquisition that resulted in the recognition of goodwill.

The accompanying consolidated statements of income reflect the operating results of the Aircast business since April 7, 2006.  Assuming the acquisition of Aircast had occurred on January 1, 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
Net revenues	$108,296	$214,010
Net income	$3,434	$5,267
Net income per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.23
Weighted average shares outstanding used to calculate per share information:
Basic	22,804	22,571
Diluted	23,440	23,321

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that may be incurred or realized by the Company in excess of actual amounts incurred or realized through July 1, 2006.

Axmed Acquisition

On January 2, 2006, the Company completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Axmed) for cash payments aggregating 13 million Euros (approximately $15.5 million), which included payment of certain debts of Axmed.  Certain sellers may also receive up to an additional 1.1 million Euros (approximately $1.3 million) based on achievement of certain revenue targets for 2006 and profitability targets for the second half of 2006. The Company has included approximately 1.0 million Euros of future earn-out in the purchase accounting below with the expectation that the 2006 revenue targets will be met.  The Company also incurred $0.4 million in certain transaction costs and other expenses in connection with the acquisition.  Axmed, through wholly owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices, including rigid knee braces and soft goods. Axmed also owned 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. In May 2006, the Company purchased the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia for approximately $0.5 million and the Tunisian subsidiary became a wholly owned subsidiary.

The fair values of the assets acquired and the liabilities assumed in connection with the Axmed acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The total purchase price, including the amount paid to acquire the minority interest, was allocated as follows to the fair values of the net tangible and intangible assets acquired:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$103
Accounts receivable, net	1,642
Inventories, net	2,573
Other current assets	312
Fixed assets, net	691
Other assets	47
Accounts payable	(3,436)
Accrued compensation	(488)
Deferred tax liability	(1,422)
Other accrued liabilities	(498)
		(476)
Fair value of identifiable intangible assets acquired:
Customer relationships	2,800
Existing technology	1,000
Trade names and trademarks	100
		3,900
Goodwill		14,205
Total purchase price allocation		$17,629

The identifiable intangible assets are being amortized over their estimated useful lives, which range from one to nine years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.9 million. An aggregate value of $2.8 million was assigned to certain Axmed customer relationships existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $1.0 million was assigned to existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the technology acquired. A value of $0.1 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired.  A value of $14.2 million, representing the difference between the total purchase price, including the amount paid to acquire the remaining minority interest, and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

The Company acquired the Axmed business to increase its sales and marketing presence in France and through the Axmed subsidiary in Spain, to develop a direct sales presence in Spain.  Axmed also adds research and development capabilities in Europe, as well as manufacturing capabilities in Tunisia which, although on a smaller scale, are very similar to the Company’s manufacturing capabilities in Mexico. These are among the factors that contributed to a purchase price for the Axmed acquisition that resulted in the recognition of goodwill.

Future amortization expense of the Company’s net intangible assets, including those acquired in the Axmed and Aircast acquisitions, is estimated to be $169.9 million, as follows: remainder of 2006-$10.1 million, 2007-$19.7 million, 2008-$18.8 million, 2009-$17.7 million, 2010-$17.6 million and thereafter-$86.0 million.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the six months ended July 1, 2006, the Company purchased and resold territory rights for amounts aggregating $2.8 million and did not record any material gains or losses from the transfer of these distribution rights.

4.  Accrued Restructuring Costs

Accrued restructuring costs in the accompanying unaudited consolidated balance sheet at July 1, 2006, consists of $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount relates to vacant land leased by the Company (see Note 9).

5.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income, as reported	$1,292	$6,929	$7,273	$13,526
Foreign currency translation adjustment	1,116	(253)	1,574	(435)
Change in fair value of interest rate swap	1,011	—	1,011	—
Comprehensive income	$3,419	$6,676	$9,858	$13,091

6.  Long-Term Debt

New Credit Agreement and Interest Rate Swap Agreement

On April 7, 2006, the Company entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition described in Note 3. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of July 1, 2006, the balance outstanding under the term loan was $349.1 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.  The new credit agreement replaced the Company’s previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. On April 11, 2006, the Company entered into an interest rate swap agreement with Wachovia Bank which converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a notional amount of $250 million of the term loan, the Company’s interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of July 1, 2006, the outstanding notional amount of the interest rate swap was $250 million.  The Company’s interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and in accordance with SFAS No. 133, the fair market value of the swap at July 1, 2006 of approximately $1.0 million was recorded as a long-term asset. The weighted average interest rate applicable to the Company’s borrowings as of July 1, 2006 was 6.84%.

Repayment. The Company is required to make quarterly principal payments of $0.875 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. The Company is also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of its excess cash flow if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents the Company’s net income adjusted for extraordinary gains or losses, depreciation, amortization and other non cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by the Company; (b) 50% of the net cash proceeds of certain equity issuances by the Company if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by the Company, in each case subject to certain exceptions.

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

Covenants. The credit agreement imposes certain restrictions on the Company, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires the Company to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. The Company was in compliance with all covenants as of July 1, 2006.

Debt issuance costs. The Company capitalized debt issuance costs of approximately $6.3 million in association with the new credit agreement, which are being amortized over the term of the agreement.

Write-off of Debt Issuance Costs

In connection with the repayment of its previous credit agreement, the Company wrote-off approximately $2.3 million in April 2006 representing the net carrying value of debt issuance costs capitalized in connection with the previous agreement.

7.  Segment and Related Information

•                  Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 350 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.

Through the ProCare/Aircast sales channel, which is comprised of approximately 90 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, the Company sells its rehabilitation and vascular systems products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of July 1, 2006, the OfficeCare program was located at over 950 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling the OL1000 product, of which approximately 54 are employed by the Company. The SpinaLogic product is also included in this segment.  SpinaLogic is sold by DePuy Spine in the U.S. under a sales agreement that, until March 15, 2006, was exclusive in certain territories and non-exclusive in other territories.  The Company is permitted to engage in its own sales efforts or retain other sales agents in the non-exclusive territories.  During 2005 DePuy Spine generated sales of SpinaLogic that fell short of certain minimum targets in the sales agreement, and in March 2006, the Company exercised its right to convert the agreement to non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors.  The Company sells its products in over 60 foreign countries, primarily in Europe, Canada, Japan and Australia.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three and six months ended July 1, 2006 and July 2, 2005 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses, for all periods presented.

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net revenues:
Domestic rehabilitation	$68,155	$47,078	$121,866	$94,598
Regeneration	16,212	13,520	32,186	27,112
International	22,158	8,229	35,036	17,367
Consolidated net revenues	106,525	68,827	189,088	139,077

Gross profit:
Domestic rehabilitation	34,920	26,686	64,052	52,738
Regeneration	14,954	12,003	29,785	23,957
International	13,739	5,565	20,630	11,588
Consolidated gross profit	63,613	44,254	114,467	88,283

Income from operations:
Domestic rehabilitation	8,776	9,969	19,277	19,036
Regeneration	3,717	3,519	7,421	7,199
International	3,099	2,203	4,321	4,845
Income from operations of reportable segments	15,592	15,691	31,019	31,080
Expenses not allocated to segments	(4,854)	(2,669)	(8,469)	(5,637)
Consolidated income from operations	$10,738	$13,022	$22,550	$25,443

Number of operating days	64	64	128	129

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

For the three and six months ended July 1, 2006 and July 2, 2005, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

United States	$84,367	$60,598	$154,052	$121,710
Europe	17,974	5,819	28,052	12,584
Other countries	4,184	2,410	6,984	4,783
Total consolidated net revenues	$106,525	$68,827	$189,088	$139,077

Total assets by region were as follows (in thousands):

	July 1, 2006	December 31, 2005
United States	$609,739	$295,257
International	52,020	9,407
Total consolidated assets	$661,759	$304,664

8. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans).  Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP).  Stock options granted under the Stock Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a four-year period.  The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period.  As of July 1, 2006, approximately 4.5 million shares were available for grant under the Stock Option Plans and 1.3 million shares were available for grant under the ESPP.  Effective January 1, 2006, the benefits provided under the Stock Option Plans and the ESPP are considered stock-based compensation, subject to the provisions of SFAS No. 123(R).  For the three and six months ended July 1, 2006, the application of SFAS No. 123(R) resulted in the following adjustments to amounts that would have been reported under previous accounting standards (in thousands):

	Three Months Ended July 1, 2006			Six Months Ended July 1, 2006
	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)
Costs of goods sold	$42,663	$249	$42,912	$74,241	$380	$74,621
Operating expenses:
Sales and marketing	31,370	1,072	32,442	57,024	1,953	58,977
General and administrative	12,719	891	13,610	21,104	1,530	22,634
Research and development	2,176	140	2,316	3,920	245	4,165
Income from operations	13,090	(2,352)	10,738	26,658	(4,108)	22,550
Net income	2,787	(1,495)	1,292	10,243	(2,970)	7,273

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

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Stock Option Plans:
Expected volatility	60.1%	59.6%	60.1%	59.6%
Risk-free interest rate	4.9%	3.8%	4.9%	3.8%
Forfeitures	7.5%	7.5%	7.5%	7.5%
Dividend yield	—	—	—	—
Expected term (in years)	3.7	3.7	3.7	3.7
Employee Stock Purchase Plan:
Expected volatility	40.8%	61.7%	40.8%	61.7%
Risk-free interest rate	4.9%	2.5%	4.9%	2.5%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended July 2, 2005, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested awards (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005
Net income, as reported	$6,929	$13,526
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(2,764)	(4,442)
Pro forma net income	$4,165	$9,084
Basic net income per share:
As reported	$0.32	$0.62
Pro forma	$0.19	$0.42
Diluted net income per share:
As reported	$0.31	$0.60
Pro forma	$0.18	$0.40

The following table summarizes option activity under all plans from December 31, 2005 through July 1, 2006:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life in Years
Outstanding at December 31, 2005	3,143,083	$2.97 - $31.81	$18.22	7.8
Granted	—	N/A	N/A	N/A
Exercised	(578,986)	2.97 - 26.65	12.63	N/A
Cancelled/Expired/Forfeited	(89,725)	4.05 - 25.30	22.03	N/A
Outstanding at April 1, 2006	2,474,372	2.97 - 31.81	19.39	7.8
Granted	688,400	37.20 - 39.40	39.04	9.8
Exercised	(155,540)	2.97 - 26.35	17.09	N/A
Cancelled/Expired/Forfeited	(35,750)	21.38 - 39.40	27.39	N/A
Outstanding at July 1, 2006	2,971,482	2.97 - 39.40	23.97	8.1
Exercisable at July 1, 2006	822,702	2.97 - 27.80	17.97	7.1
Remaining reserved for grant at July 1, 2006	4,460,556

The aggregate intrinsic value of options outstanding at July 1, 2006 was approximately $39.7 million and the aggregate intrinsic value of options exercisable at July 1, 2006 was approximately $15.9 million.  The total intrinsic value of options exercised during the three and six months ended July 1, 2006 was approximately $3.5 million and $17.0 million, respectively.  The weighted-average fair value per share for options that were nonvested at December 31, 2005, nonvested at April 1, 2006, vested during the three months ended April 1, 2006 and cancelled/expired/forfeited during the three months ended April 1, 2006, were $11.22, $11.48, $9.62 and $11.69, respectively.  The weighted-average fair value per share for options that were nonvested at December 31, 2005, nonvested at July 1, 2006, vested during the three months ended July 1, 2006 and cancelled/expired/forfeited during the three months ended July 1, 2006, were $11.22, $26.26, $23.28 and $27.39, respectively. At July 1, 2006, there was approximately $20.9 million of compensation expense that has not yet been recognized related to non-vested stock-based awards.  That expense is expected to be recognized over a weighted-average period of 1.9 years.  During the three and six months ended July 1, 2006, cash received from options exercised was $3.8 million and $12.7 million, respectively.

9.  Commitments and Contingencies

In late 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land near the Company’s current headquarters in Vista, California.  Construction of the new facility is complete. The Company will occupy the facility under a 15-year lease, which is expected to commence in August 2006, with two five-year options to extend the term.  The Company has commenced the process of vacating its existing facilities in Vista.  Rent expense for the new facility is expected to be approximately $2.1 million per annum.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by the Company, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, a lease for the vacant land on which the Company was previously obligated was terminated. The Company’s leases for its existing Vista facilities will also terminate when those facilities are vacated, expected to be in August 2006.  Those leases would otherwise have continued until February 2008.  Upon commencement of the new lease, the Company will make a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If PRES is able to lease the Company’s former facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company. This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4), will be accounted for as additional rent expense over the term of the new lease.

From time to time, the Company is involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between its various competitors and the Company, as well as ordinary course business disputes.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses. The Company completed an arbitration proceeding in the second quarter of 2006 involving a license agreement under which the Company produced and sold a brace for patella femoral dysfunction.  The inventors alleged that the Company had committed fraud and had breached the license agreement and the related covenant of good faith and fair dealing.  The arbitrator found that the Company did not commit fraud nor did it breach the covenant of good faith and fair dealing.  The arbitrator did find, however, that the Company had breached its obligation to make certain minimum royalty payments and patent expense payments for approximately three years and awarded damages to the complainants of approximately $0.5 million.  The Company also incurred legal fees related to this arbitration of approximately $0.2 million in the second quarter of 2006. The arbitrator’s decision is final and binding on the parties.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Our broad range of over 700 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 60 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management, regeneration and vascular systems products represented 24%, 49%, 8%, 17% and 2%, respectively, of our consolidated net revenues for the first six months of 2006.

Segments

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 350 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements.

Through the ProCare/Aircast sales channel, which is comprised of approximately 90 direct and independent representatives that manage over 310 dealers focused on primary and acute facilities, we sell our rehabilitation and vascular systems products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  As of July 1, 2006, the OfficeCare program was located at over 950 physician offices throughout the United States.  We have contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling the OL1000 product, of which approximately 54 are employed by us. The SpinaLogic product is also included in this segment.  SpinaLogic is sold by DePuy Spine in the U.S. under a sales agreement that, until March 15, 2006, was exclusive in certain territories and non-exclusive in other territories.  We are permitted to engage in our own sales efforts or retain other sales agents in the non-exclusive territories.  During 2005 DePuy Spine generated sales of SpinaLogic that fell short of certain minimum targets in the sales agreement, and in March 2006, we exercised our right to convert the agreement to non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of our products in foreign countries through wholly owned subsidiaries or independent distributors.  We sell our products in over 60 foreign countries, primarily in Europe, Canada, Japan and Australia.

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on growth initiatives related to maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

•                  Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the three months ended July 1, 2006, we launched seven new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

•                  Expand Product Offerings for the Spine and for Foot and Ankle.  According to Frost & Sullivan, the market for back bracing products was approximately $117 million in 2005.  Our revenue in this segment of the market has historically been relatively minor. As a result, we believe that expanding our product offerings in this market represents a significant growth opportunity.  In 2004, we launched a new compression back brace to address the spine market and we intend to add more products to address this market segment.  In addition, according to Frost & Sullivan, the ankle braces and supports segment of the Domestic Rehabilitation market was approximately $258 million in 2005. In 2005 we launched our Velocity Ankle, a new rigid ankle brace. This product has been one of our most successful new products in recent years. We further expanded our foot and ankle product offerings through our April 2006 acquisition of Aircast Incorporated (Aircast). We intend to continue to focus on new product opportunities within the foot and ankle segment of our markets.

•                  Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 950 physician offices encompassing over 3,800 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients. Expanding our OfficeCare channel also permits us to increase our weighted-average selling prices, as the units sold through this channel are billed to insurance companies and other third-party payors at higher prices than most of our other sales channels.  Accordingly, our OfficeCare initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three months ended July 1, 2006, we added approximately 46 new offices to our OfficeCare channel, net of account terminations.

•                  Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the year ended December 31, 2005, we signed four new significant national contracts, including a new three-year, multi-source contract with MedAssets Supply Chain Systems for our soft goods products, and we renewed two other significant national contracts.  In addition, in connection with the acquisition of substantially all of the assets of the orthopedics soft goods (OSG) business of Encore Medical, L.P. (OSG acquisition) in 2005, we added one new significant national contract and increased our penetration into several other national account opportunities already within our portfolio.  We believe that the products we acquired in the Aircast acquisition are well-suited to distribution under national contracts and plan to emphasize the addition of these products to our existing national contracts. In the three months ended July 1, 2006, we added Aircast products to one significant national contract.

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

•                  Expand International Sales. Over the past four years, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically we have only sold a limited range of our products in our international markets.  In 2005, we successfully launched an expanded range of soft goods, our cold therapy products and our bone growth stimulation products in our International segment. In January 2006, we completed the acquisition of Newmed SAS (Axmed), as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein, which increased our international revenue in France and other parts of Europe. The Aircast acquisition (discussed below and discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein) also substantially increased our international revenues. For the six months ended July 1, 2006, international sales increased to 18.5% of our revenues, an increase over historical levels (for the year ended December 31, 2005, international sales represented 12% of our international revenues).

•                  Pursue Selective Acquisitions. We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenue and profitability. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. Since the beginning of 2005, we have completed four acquisitions that meet this criteria:  our acquisition of substantially all of the assets of Superior Medical Equipment, LLC (SME acquisition) and our OSG acquisition, both of which were completed in 2005, as well as the acquisition of Axmed in January 2006 and the Aircast acquisition in April 2006, as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein.

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

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2005 and for the first six months of 2006, we reserved for and reduced gross revenues from third-party payors by between 30% and 38% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 27% to 36% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 57% and 51% of our net accounts receivable at July 1, 2006 and December 31, 2005, respectively, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 25% and 32% of our net revenues for the three months ended July 1, 2006 and July 2, 2005, respectively, approximately 29% and 32% of our net revenues for the six months ended July 1, 2006 and July 2, 3005, respectively, and approximately 43% and 49% of our net accounts receivable at July 1, 2006 and December 31, 2005, respectively. We estimate bad debt expense to be approximately 4% to 10% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

We rely on a third-party billing and collections service provider to provide information about the accounts receivable of certain of our third-party payor customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts.  Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing and collections service provider does not perform to our expectations we may be required to increase our reserve estimates.

Reserves for Excess and Obsolete Inventories and Inventory Shrinkage.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products. In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 16%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required.

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

Valuation Allowance for Deferred Tax Asset. As of July 1, 2006, we have approximately $23.0 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net loss carryforwards, offset by approximately $10.9 million in deferred tax liabilities related to non-tax deductible intangible assets acquired in connection with the Aircast and Axmed stock acquisitions during 2006.  Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles. In 2002, Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets became effective and as a result, we ceased amortization of goodwill.  In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value. At October 1, 2005, our goodwill was evaluated for impairment and we determined that no impairment existed at that date.  We believe that the goodwill acquired prior to our 2003 Regeneration acquisition benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to our market capitalization. With respect to goodwill related to our acquisitions since the November 2003 Regeneration acquisition, we compare the carrying value of the goodwill related to each acquisition to the fair value of the acquired assets.

At December 31, 2005, other intangibles were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets requires the exercise of judgment.  Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regeneration, Axmed and Aircast acquisitions, we used independent valuation firms to assist us in determining the appropriate values for these assets.  Subsequently, we have used the same methodology and updated our assumptions.  While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets.  This method requires significant management judgment to forecast the future operating results used in the analysis.  In addition, other significant estimates are required such as residual growth rates and discount factors.  The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

The value of our goodwill and other intangible assets is exposed to future impairments if we experience future declines in operating results, if negative industry or economic trends occur or if our future performance is below our projections or estimates.

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).   We adopted SFAS No. 123(R) using the modified prospective transition method and therefore we have not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We recognize this compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), our net income for the three and six months ended July 1, 2006, has been reduced by compensation expense, net of taxes, of approximately $1.5 million and $3.0 million, respectively.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended July 1, 2006 and July 2, 2005 each included 64 days.  The six months ended July 1, 2006 and July 2, 2005 included 128 days and 129 days, respectively.

Three Months Ended July 1, 2006 Compared To Three Months Ended July 2, 2005

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Three Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$68,155	64.0	$47,078	68.4	$21,077	44.8
Regeneration	16,212	15.2	13,520	19.6	2,692	19.9
International	22,158	20.8	8,229	12.0	13,929	169.3
Consolidated net revenues	$106,525	100.0	$68,827	100.0	$37,698	54.8

Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to an increase in our International segment revenues related to the acquisitions of Aircast in April 2006 and Axmed in January 2006.  Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the Aircast acquisition, sales attributed to the OSG acquisition in August 2005, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 102 net new OfficeCare locations since July 2, 2005.  Net revenues in our Regeneration segment increased due to selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006 and also increased due to an increased number of sales specialists selling our OL1000 product.  International net revenues increased in the second quarter of 2006 compared to the second quarter of 2005, due to the Aircast acquisition, the Axmed acquisition, increased sales volume and the impact of favorable changes in foreign exchange rates.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$34,920	51.2	$26,686	56.7	$8,234	30.9
Regeneration	14,954	92.2	12,003	88.8	2,951	24.6
International	13,739	62.0	5,565	67.6	8,174	146.9
Consolidated gross profit	$63,613	59.7	$44,254	64.3	$19,359	43.7

The increase in gross profit for the second quarter of 2006 compared to the second quarter of 2005 is due to an increase in revenues.  The decrease in consolidated gross profit as a percentage of net revenues is due partly to $0.2 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and approximately $2.5 million of purchase accounting adjustments to write up acquired inventories to fair value and certain other charges and expenses related to acquisitions. The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to the OSG and Axmed acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to the OSG acquisition and increased freight costs.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross profit margins than sales to wholesale customers.  The decrease in the International segment gross profit as a percentage of net revenues is primarily related to a change in product mix to include more lower gross profit margin soft goods due to the OSG and Axmed acquisitions.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$32,442	30.5	$21,336	31.0	$11,106	52.1
General and administrative	13,610	12.8	7,052	10.2	6,558	93.0
Research and development	2,316	2.2	1,691	2.5	625	37.0
Amortization of acquired intangibles	4,507	4.2	1,153	1.7	3,354	290.9
Consolidated operating expenses	$52,875	49.7	$31,232	45.4	$21,643	69.3

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily due to $1.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to Aircast, OSG and Axmed which were acquired subsequent to July 2, 2005. The expenses related to Axmed and Aircast include approximately $0.3 million of expenses that are not deemed to be reflective of ongoing operations. Current period expenses also include increased commissions, bad debt and sales incentives on increased sales and costs associated with increased headcount.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to $0.9 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, the addition of expenses related to Aircast, OSG and Axmed which were acquired subsequent to July 2, 2005 as well as certain increased personnel costs. The expenses related to Axmed and Aircast include approximately $0.3 million of expenses that are not deemed to be reflective of ongoing operations. General and administrative expenses for the three months ended July 1, 2006 also include $0.7 million related to an arbitration concluded during the period.

Research and Development Expenses. The increase in research and development expense is due to $0.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, and the addition of expenses related to Aircast, OSG and Axmed and certain increased personnel costs.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 50 years.  The increase in amortization of acquired intangibles is due to amortization expense related to the April 2006 acquisition of Aircast and the January 2006 acquisition of Axmed.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$8,776	12.9	$9,969	21.2	$(1,193)	(12.0)
Regeneration	3,717	22.9	3,519	26.0	198	5.6
International	3,099	14.0	2,203	26.8	896	40.7
Income from operations of reportable segments	15,592	14.6	15,691	22.8	(99)	(0.6)
Expenses not allocated to segments	(4,854)	(4.5)	(2,669)	(3.9)	(2,185)	81.9
Consolidated income from operations	$10,738	10.1	$13,022	18.9	$(2,284)	(17.5)

The increase in income from operations for our Regeneration and International segments is due to increased net revenues and gross profit, which offset increased operating expenses including stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 for each respective segment.  The decrease in income from operations for our Domestic Rehabilitation segment is due to purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our Aircast acquisition and stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $8.4 million in the second quarter of 2006 compared to $1.2 million in the second quarter of 2005.  Interest expense, net of interest income, increased in the second quarter of 2006 compared to the second quarter of 2005 due to an increase in the outstanding debt balances due to our new credit agreement we entered into in April 2006 to finance the Aircast acquisition. Interest expense, net, for the three months ended July 1, 2006 also includes $2.3 million related to a write-off of net deferred debt issue costs in connection with the repayment of our former credit facility.

Other Expense. Other expense primarily reflects net foreign exchange transaction losses for the second quarters of both 2006 and 2005.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 43.2% for the second quarter of 2006 compared to 40.0% for the second quarter of 2005.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006 since the compensation deduction has a related tax benefit rate of only 36.4% for the second quarter of 2006 due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $1.3 million for the second quarter of 2006 compared to net income of $6.9 million for the second quarter of 2005 as a result of the changes discussed above.

Six Months Ended July 1, 2006 Compared To Six Months Ended July 2, 2005

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Six Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$121,866	64.5	$94,598	68.0	$27,268	28.8
Regeneration	32,186	17.0	27,112	19.5	5,074	18.7
International	35,036	18.5	17,367	12.5	17,669	101.7
Consolidated net revenues	$189,088	100.0	$139,077	100.0	$50,011	36.0

Average revenues per day:

	Six Months Ended
	July 1, 2006	July 2, 2005	Increase	% Increase
Domestic Rehabilitation	$952.1	$733.3	$218.8	29.8
Regeneration	251.5	210.2	41.3	19.6
International	273.7	134.6	139.1	103.3
Consolidated average net revenues per day	$1,477.3	$1,078.1	$399.2	37.0
Number of operating days	128	129

The six months ended July 1, 2006 included one less operating day than the six months ended July 2, 2005.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to an increase in our International segment revenues related to the acquisition of Aircast in April 2006 and Axmed in January 2006.  Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the Aircast acquisition, SME acquisition in March 2005 and OSG acquisition in August 2005, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 102 net new OfficeCare locations since July 2, 2005.  Net revenues in our Regeneration segment increased due to selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006 and also increased due to an increased number of sales specialists selling our OL1000 product.  International net revenues increased in the first six months of 2006 compared to the first six months of 2005, due to the Aircast acquisition, Axmed acquisition, increased sales volume and the impact of favorable changes in foreign exchange rates.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Six Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$64,052	52.6	$52,738	55.7	$11,314	21.5
Regeneration	29,785	92.5	23,957	88.4	5,828	24.3
International	20,630	58.9	11,588	66.7	9,042	78.0
Consolidated gross profit	$114,467	60.5	$88,283	63.5	$26,184	29.7

The increase in gross profit for the first six months of 2006 compared to the first six months of 2005 is due to an increase in revenues.  The decrease in consolidated gross profit as a percentage of net revenues is due partly to $0.4 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and approximately $3.1 million of purchase accounting adjustments to write up acquired inventories to fair value and certain other charges and expenses related to acquisitions. The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to the OSG and Axmed acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to the OSG acquisition and increased freight costs.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross profit margins than sales to wholesale customers.  The decrease in the International segment gross profit as a percentage of net revenues is primarily related to a change in product mix to include more lower gross profit margin soft goods due to the OSG and Axmed acquisitions.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Six Months Ended
	July 1, 2006	% of Net Revenues	July 2, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$58,977	31.2	$42,772	30.8	$16,205	37.9
General and administrative	22,634	12.0	14,500	10.4	8,134	56.1
Research and development	4,165	2.2	3,263	2.3	902	27.6
Amortization of acquired intangibles	6,141	3.2	2,305	1.7	3,836	166.4
Consolidated operating expenses	$91,917	48.6	$62,840	45.2	$29,077	46.3

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily due to $2.0 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to Aircast, OSG and Axmed which were acquired subsequent to July 2, 2005.  The expenses related to Axmed and Aircast include approximately $0.4 million of expenses that are not deemed to be reflective of ongoing operations. The increase in sales and marketing expenses is also partly due to costs associated with increased commissions, bad debt and sales incentives on increased sales and increased headcount, partially offset by decreased costs due to the six months ended July 1, 2006 including one less operating day than the six months ended July 2, 2005.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to $1.5 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to Aircast, OSG and Axmed which were acquired subsequent to July 2, 2005.  The expenses related to Axmed and Aircast include approximately $0.4 million of expenses that are not deemed to be reflective of ongoing operations. The increase in general and administrative expenses is also partly due to certain increased personnel costs, partially offset by decreased costs due to the six months ended July 1, 2006 including one less operating day than the six months ended July 2, 2005.  General and administrative expenses for the six months ended July 1, 2006 also include $0.7 million related to an arbitration concluded during the second quarter of 2006.

Research and Development Expenses. The increase in research and development expense is due to the addition of expenses related to Aircast, OSG and Axmed, $0.2 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, and certain increased personnel costs, partially offset by decreased costs due to the six months ended July 1, 2006 including one less operating day than the six months ended July 2, 2005.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 50 years.  The increase in amortization of acquired intangibles is due to amortization expense related to the April 2006 acquisition of Aircast and the January 2006 acquisition of Axmed.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):
	Six Months Ended
	July 1, 2006	% of Net Revenue	July 2, 2005	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$19,277	15.8	$19,036	20.1	$241	1.3
Regeneration	7,421	23.1	7,199	26.6	222	3.1
International	4,321	12.3	4,845	27.9	(524)	(10.8)
Income from operations of reportable segments	31,019	16.4	31,080	22.3	(61)	(0.2)
Expenses not allocated to segments	(8,469)	(4.5)	(5,637)	(4.0)	(2,832)	50.2
Consolidated income from operations	$22,550	11.9	$25,443	18.3	$(2,893)	(11.4)

The increase in income from operations for our Domestic Rehabilitation and Regeneration segments is due to increased net revenues and gross profit, which offset increased operating expenses including stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 for each respective segment.  The decrease in income from operations for our International segment is primarily due to purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our Aircast and Axmed acquisitions and stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $9.4 million in the first six months of 2006 compared to $2.5 million in first six months of 2005.  Interest expense, net of interest income, increased in the first six months of 2006 compared to the first six months of 2005 due to an increase in the outstanding debt balances due to our new credit agreement we entered into in April 2006 to finance the Aircast acquisition. Interest expense, net, for the six months ended July 1, 2006 also includes $2.3 million related to a write-off of net deferred debt issue costs in connection with the repayment of our former credit facility.

Other Expense. Other expense for the first six months of 2006 reflects a write-off of costs related to a potential acquisition that was abandoned in first quarter 2006 and net foreign exchange transaction losses.  Other expense for the first six months of 2005 reflects net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 43.9% for the first six months of 2006 compared to 40.0% for the first six months of 2005.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006 since the compensation deduction has a related tax benefit rate of only 27.7% for the first six months of 2005 due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $7.3 million for the first six months of 2006 compared to net income of $13.5 million for the first six months of 2005 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at July 1, 2006 was $349.1 million.  Total cash and cash equivalents were $10.8 million at July 1, 2006.

Net cash provided by operating activities was $25.3 million and $20.2 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The net cash provided by operations in the first six months of 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories. The net cash provided by operations in the first six months of 2005 primarily reflected positive operating results partially offset by an increase in net accounts receivable and by cash of approximately $1.9 million paid in the first six months of 2005 for restructuring costs accrued in 2004.

Cash flows used in investing activities were $322.0 million and $5.3 million for the six months ended July 1, 2006 and July 2, 2005, respectively.  Cash used in investing activities for the first six months of 2006 primarily reflected $16.3 million used for the acquisition of Axmed, $296.5 million used for the acquisition of Aircast, and $8.7 million used for capital expenditures. Capital expenditures for the six months ended July 1, 2006 included $4.2 million related to tenant improvements and equipment for our new corporate headquarters and the expansion of our Indianapolis distribution center. Cash used in investing activities for the first six months of 2005 primarily reflected $3.1 million used for the acquisition of SME and $2.1 million used for capital expenditures.

Cash flows provided by (used in) financing activities were $306.2 million and ($19.8) million for the six months ended July 1, 2006 and July 2, 2005, respectively.  In the first six months of 2006, the cash provided by financing activities included $301.6 million of net proceeds from long-term debt, $10.0 million of net proceeds received from the exercise of stock options and $0.9 million from the issuance of stock under our Employee Stock Purchase Plan.  In the first six months of 2005, the cash used in financing activities included $2.8 million of net proceeds received from the exercise of stock options, $0.5 million from the issuance of stock under our Employee Stock Purchase Plan and approximately $1.8 million received from the collection of a note receivable, offset by approximately $24.3 million used to pay down long-term debt and $0.6 million paid for debt issuance costs incurred in connection with the amendment to our credit agreement in May 2005.

Contractual Obligations and Commercial Commitments

New Credit Agreement

On April 7, 2006, we entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent to finance the Aircast acquisition. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of July 1, 2006, the balance outstanding under the term loan was $349.1 million, and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.  The new credit agreement replaced our previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. In connection with the new credit agreement, on April 11, 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of July 1, 2006, the outstanding notional amount of the interest rate swap was $250 million.  Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and in accordance with SFAS No. 133, the fair market value of the swap at July 1, 2006 of approximately $1.0 million was recorded as a long-term asset. The weighted average interest rate applicable to our borrowings as of July 1, 2006 was 6.84%.

Repayment. We are required to make quarterly principal payments of $0.875 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.

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

Covenants. The credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of July 1, 2006.

Debt issuance costs. We capitalized debt issuance costs of approximately $6.3 million in association with the new credit agreement, which will be amortized over the term of the agreement. We wrote-off approximately $2.3 million in April 2006, representing the net carrying value of debt issuance costs capitalized in connection with our previous credit agreement.

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

The following table lists our contractual obligations as of July 1, 2006 (in thousands):

	Payments Due by Period
		2006	2007-2009	2010-2011	2012+
Contractual Obligations	Total	Remaining	1-3 Years	4-5 Years	After 5 years
Long-Term Debt (1)	$349,125	$1,750	$10,500	$7,000	$329,875
Operating Leases	52,385	4,041	12,486	7,810	28,048
Total Contractual Cash Obligations	$401,510	$5,791	$22,986	$14,810	$357,923

(1)          Represents scheduled principal payments for the remaining portion of 2006 through 2013 under the term loan portion of our new credit facility, which became effective on April 7, 2006.

In late 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for us on vacant land currently leased to us in Vista, California.  Construction of the new facility is complete. We will occupy the facility under a 15-year lease, which is expected to commence in August 2006, with two five-year options to extend the term. We have commenced the process of vacating our existing facilities in Vista.  Rent expense for the new facility is expected to be approximately $2.1 million per annum.

The new lease with PRES was contingent on PRES closing a transaction to purchase the existing facilities in Vista, California leased by us, as well as the real property underlying the new lease.  The purchase transaction closed in February 2005. Effective on the closing date, our lease for the vacant land was terminated. Our leases for our existing Vista facilities will also terminate when those facilities are vacated, expected to be in August 2006.  Those leases would otherwise have continued until February 2008.  Upon commencement of the new lease, we will make a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the existing facilities leases from the termination date of the existing leases through the original expiration date. If PRES is able to lease our former facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us.  This lump sum rent payment, net of the remaining $0.4 million accrual related to lease termination costs and other exit costs originally accrued in 2002 (see Note 4 to the consolidated financial statements included in

Part 1, Item 1 herein), will be accounted for as additional rent expense over the term of the new lease. The contractual obligations table above includes both estimated rent for our new facility beginning in August 2006 and the estimated lump sum rent payment of approximately $1.5 million for termination of our existing facilities in August 2006.

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

In connection with the Axmed acquisition, as discussed in Note 3 to the consolidated financial statements included in Part 1, Item 1 herein, we may be required to pay certain sellers up to an additional 1.1 million Euros (approximately $1.3 million) based on achievement of certain revenue targets for 2006 and operating income targets for the second half of 2006.

As of July 1, 2006, we had available liquidity of approximately $10.8 million in cash and cash equivalents and $47.8 million available under our new revolving credit facility, net of $2.2 million of outstanding letters of credit. For the remainder of 2006, we expect to spend total cash of approximately $37.1 million for the following requirements:

•                  up to approximately $13.7 million for scheduled principal and estimated interest payments on our new credit facility;

•                  approximately $4.1 million scheduled payments for noncancellable operating leases;

•                  up to approximately $1.3 million for additional purchase price that could be paid to certain of the Axmed sellers if certain revenue targets are attained;

•                  up to approximately $7.0 million in severance and relocation payments to certain Aircast employees as part of the Aircast integration plan as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein; and

•                  up to approximately $11.0 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2006.  We also expect to continue to make payments related to integrating the acquired Aircast business.

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

As of July 1, 2006 we had $99.1 million of variable rate debt represented by borrowings under our new credit facility (at a weighted-average interest rate of 6.98% at July 1, 2006) which are not covered by the interest rate swap agreement entered into in connection with the new credit agreement. Based on the balance outstanding under the credit facility as of July 1, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At July 1, 2006, up to $47.8 million of variable rate borrowings were available under our new $50.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. On April 11, 2006, in connection with our new credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to the notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows. At July 1, 2006, the fair market value gain on the interest rate swap was approximately $1.0 million and is recorded as a long-term asset.

Through our wholly owned international subsidiaries, we sell products in Euros, Pounds Sterling, Canadian Dollars, Danish Krones, Australian Dollars, Norwegian Kroner and Swedish Krona. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarter of 2006 and 2005 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in SEC Rules 13a — 15(e) and 15d — 15(e)) as of the end of the quarter covered by this report.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Other than as set forth below with respect to our recent acquisitions, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We completed the acquisitions of Aircast in April 2006 and Axmed in January 2006, as more fully described in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein. As part of our ongoing integration activities, we are in the process of incorporating our controls and procedures into Axmed and Aircast, and we expect to complete the process by no later than January 2, 2007 for Axmed and April 7, 2007 for Aircast.  Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of July 1, 2006 certain elements of the internal control over financial reporting of Axmed and Aircast.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits arising in the ordinary course of business. This includes patent and other intellectual property disputes between our various competitors and us, as well as ordinary course business disputes.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses. We completed an arbitration proceeding in the second quarter of 2006 involving a license agreement under which we produced and sold a brace for patella femoral dysfunction.  The inventors alleged that we had committed fraud and had breached the license agreement and the related covenant of good faith and fair dealing.  The arbitrator found that we did not commit fraud nor did we breach the covenant of good faith and fair dealing.  The arbitrator did find, however, that we had breached our obligation to make certain minimum royalty payments and patent expense payments for approximately three years and awarded damages to the complainants of approximately $0.5 million.  We also incurred legal fees related to this arbitration of approximately $0.2 million in the second quarter of 2006. The arbitrator’s decision is final and binding on the parties.

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

Risks Related to Our Business

We may have difficulty integrating the operations and growing the business of Aircast Incorporated.

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

In addition, we have made significant changes and additions to the sales force for the bone growth stimulation (BGS) products as compared to the sales force in place at the time of the Regeneration acquisition.  With respect to the OL1000, we have hired and trained a significant number of new sales specialists and introduced the product to our DonJoy direct distribution sales force.  At the time of the Regeneration acquisition, DePuy Spine was acting as the exclusive distributor of the SpinaLogic device in significant portions of the U.S.  The agreement with DePuy Spine was amended in 2005 to make certain territories non-exclusive and commencing early in 2006, it became a non-exclusive arrangement for the U.S.  We have begun developing alternative selling resources for SpinaLogic and will continue that effort, but prior to the Regeneration acquisition, we did not have any relationships with spine surgeons or with independent distributors who specialize in spine products.  The different nature of the Regeneration business from our traditional rehabilitation business and the significant changes we have made and will be required to make to the Regeneration sales force could involve risks to our business such as the following:

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

In February 2005, a petition was filed with the US Food and Drug Administration (“FDA”) seeking to reclassify non-invasive bone growth stimulator devices from Class III to Class II.  Although our BGS products that utilize combined magnetic field technology were subsequently excluded from the petition, if the petition were to succeed, new market entrants could seek clearance of a BGS device through the 510(k) process (as opposed to the PMA process). This would likely increase competition from new products in the electrical bone growth stimulation device business which could result in downward price pressures on our products and business.  The FDA referred the petition to the Orthopaedic and Rehabilitation Devices Advisory Panel (the Panel), which consists of medical professionals with recognized expertise in BGS technology, and requested the Panel’s recommendation regarding whether the FDA should deny or approve the petition.  On June 2, 2006, the Panel held a public meeting regarding the petition.  At the close of the meeting, the Panel, by a vote of 4 to 2, recommended that the FDA deny the petition, meaning that the Panel believes that BGS devices should remain in Class III and should continue to be subject to the PMA process.  While the FDA typically follows the recommendations of Advisory Panels, it is not legally bound to do so.  We therefore continue to actively oppose the reclassification of BGS products until the FDA renders a final decision on the petition. In addition, the medical committee responsible for providing advice on coverage matters to Medicare held a meeting during 2005 for the purpose of, among other things, considering the effectiveness of products such as our BGS products on healing nonunion fractures among the Medicare patient population.  We have provided information to the Medicare advisory committee on the clinical data on effectiveness of our BGS products.  Although it has not sought to do so, CMS, which is responsible for Medicare coverage determinations, may decide to re-evaluate current coverage policies in a way that restrict payment for our BGS products. We cannot be certain of the outcome of either regulatory matter, and an adverse outcome on either such matter could impact our ability to grow sales and realize profits in our Regeneration business.  Furthermore, we cannot be sure that other regulatory changes will not be proposed or implemented that adversely impact our Regeneration business.  See additional risk factors under the heading “Risks Relating to Government Regulation” below.

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

In the rehabilitation market, our primary competitors in the rigid knee bracing product line include Orthofix International, N.V., Bledsoe Brace Systems, Ossur hf. and Townsend Industries Inc.  Our competitors in the soft goods products market include Biomet, Inc., DeRoyal Industries, Ossur hf. and Zimmer Holdings, Inc.  Our primary competitors in the pain management products market include I-Flow Corp., Orthofix and Stryker Corporation.

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

We have implemented a strategy to selectively replace our third-party international distributors with wholly owned distributorships.  In 2002, we began to distribute our products in Germany/Austria, the United Kingdom and Canada through wholly owned subsidiaries.  We established a wholly owned distributorship in France in September 2003 and one in the Nordic countries in August 2004.  The creation of direct distribution capabilities in foreign markets requires additional financial and operational controls.  We cannot assure you that we will be able to successfully maintain organizational controls in our foreign operations or that our international strategy will result in increased revenues or profitability.

Our concentration of manufacturing operations in Mexico raises business and competitive risks.

Other than a relatively small manufacturing operation in Tunisia acquired in the recent Axmed acquisition and other than the manufacturing of our BGS products and our custom rigid knee braces that is conducted in Vista, California, all of our manufacturing activities are carried out in our facility in Tijuana, Mexico.  These operations are subject to risks of political and economic instability inherent in activities conducted in foreign countries.  In addition, as a result of this concentration of manufacturing activities, our sales in foreign markets may be at a competitive disadvantage to products manufactured locally due to freight costs, custom and import duties and favorable tax rates for local businesses.  In order to reduce the risk involved in the concentration of most of our manufacturing activities in one foreign jurisdiction and to compete successfully with foreign manufacturers, we may be required to open or expand manufacturing operations abroad, which would be costly to implement and may not effectively reduce the risk of doing business in foreign countries.  We may not be able to successfully operate additional offshore manufacturing operations.

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

We are subject to medical device reporting, or MDR, regulations that require us to report to the FDA or governmental authorities in other countries if our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to death or serious injury if the malfunction were to recur.  The FDA and similar governmental authorities in other countries have the authority to require the recall of our products in the event of material deficiencies or defects in design or manufacturing, and we have been subject to product recalls in the past.  A government mandated, or voluntary, recall by us could occur as a result of component failures, manufacturing errors or design defects, including defects in labeling.  Any recall would divert managerial and financial resources and could harm our reputation with customers.  There can be no assurance that there will not be product recalls in the future or that such recalls would not have a material adverse effect on our business.

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

CMS issued proposed regulations regarding the implementation of competitive bidding on April 24, 2006.  The proposed regulations include, among other things, proposals regarding how CMS will determine in which metropolitan statistical areas it will initiate the program and which products will be subject to competitive bidding.  The proposed regulations also describe how CMS plans to award contracts and how it will evaluate bids and set payment rates.  CMS also proposed to revise the methodology it would use to price new products not included in competitive bidding.  In addition, the proposed regulations define off-the-shelf orthotics as orthotics that “require minimal self-adjustment for appropriate use and do not require expertise in trimming, bending, molding, assembling, or customizing to fit the individual.” CMS further proposes that “minimal self-adjustment” would mean “adjustments that the beneficiary, caretaker for the beneficiary, or supplier of the device can perform without the assistance of a certified orthotist.” This is not a final regulation and, until the proposed regulations are finalized, significant uncertainty remains as to how the competitive bidding program will be implemented.  The proposed regulations do not provide us with sufficient details to assess the impact that competitive bidding and other elements of the rule would have on our business.

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

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators, and orthotics and that has a supplier number for submission of such bills will be subject to new quality standards as a condition of receiving payment from the Medicare program.  In September 2005, CMS published draft supplier quality standards.  The draft standards consist of business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers, and product-specific standards, such as those for customized orthotics products, which focus on product specialization and service standards for such items. Final supplier quality standards are expected to be released in 2006.  The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment, including establishing types or classes of covered items that require a prescription and a face-to-face examination of the individual by a physician or practitioner.  CMS has proposed to expand the face-to-face visit requirement for clinical conditions of coverage to prosthetics, orthotics and supplies (POS) because they believe items of POS require the same level of medical intervention and skill as durable medical equipment.  These new supplier quality standards and clinical conditions for payment could affect our ability to bill Medicare, limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.

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

In order to finance the purchase price of the outstanding stock of Aircast Incorporated and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit.  As a result, our total long-term debt was increased to approximately $350 million following the acquisition from approximately $46 million just prior to the acquisition.  Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. As of July 1, 2006, the balance outstanding under the term loan was $349.1 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.

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

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2006 annual meeting of stockholders on June 7, 2006. The stockholders were asked to vote on the election of two individuals to the Board of Directors of the Company and on one other proposal. All director nominees were elected to the Board and the other proposal was approved. The results of the voting were as follows:

(i) Charles T. Orsatti and Lewis Parker were elected as members of the Board in Class II. Mr. Orsatti received 21,156,381 votes in favor of his nomination and 450,818 votes were cast withholding approval. Mr. Parker received 21,154,669 votes in favor of his nomination and 452,530 votes were cast withholding approval.

(ii) The second proposal submitted to the stockholders was ratification of the appointment of Ernst & Young LLP, certified public accountants, as independent accountants to audit the accounts of the Company for the fiscal year ending December 31, 2006. This proposal received 21,016,151 votes in favor, 589,606 votes against and 1,442 votes to abstain, and there were no broker non-votes.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

(a)  Exhibits

3.1		Amended and Restated Certificate of Incorporation of DJO Incorporated (Incorporated by reference to Exhibit 4.1 to the Registration Statement of DJO Incorporated on Form S-8 (Reg. No. 333-73966))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of DJO Incorporated (Incorporated by reference to the Registration Statement of DJO Incorporated on Form S-3 (Reg. No. 333-111465))

3.3		Amended and Restated By-laws of DJO Incorporated (Incorporated by reference to Exhibit 4.2 to the Registration Statement of DJO Incorporated on Form S-8 (Reg. No. 333-73966))

3.4

Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated May 26, 2006)

10.1

Credit Agreement, dated April 7, 2006, among DJO, LLC, certain of its foreign subsidiaries party hereto from time to time, DJO Incorporated, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated April 7, 2006)

10.2		Stock purchase agreement by and among DJO, LLC, and the Stockholders of Aircast (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated April 7, 2006)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DJO Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DJO INCORPORATED
(Registrant)

Date: August 9, 2006	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	BY:	/s/ Vickie L. Capps
Vickie L. Capps
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of DJO Incorporated (Incorporated by reference to Exhibit 4.1 to the Registration Statement of DJO Incorporated on Form S-8 (Reg. No. 333-73966))

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of DJO Incorporated (Incorporated by reference to the Registration Statement of DJO Incorporated on Form S-3 (Reg. No. 333-111465))

3.3		Amended and Restated By-laws of DJO Incorporated (Incorporated by reference to Exhibit 4.2 to the Registration Statement of DJO Incorporated on Form S-8 (Reg. No. 333-73966))

3.4

Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated May 26, 2006)

10.1

Credit Agreement, dated April 7, 2006, among DJO, LLC, certain of its foreign subsidiaries party hereto from time to time, DJO Incorporated, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated April 7, 2006)

10.2		Stock purchase agreement by and among DJO, LLC, and the Stockholders of Aircast (Incorporated by reference to DJO Incorporated’s Report on Form 8-K dated April 7, 2006)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of DJO Incorporated, whether made before or after the date hereof, regardless of any general incorporation language in such filing.