Form 10-Q
period 2006-09-30
DJO INC
filed 2006-11-08
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed, since last report)

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

Yes ☐   No ☒

The number of shares of the registrant’s Common Stock outstanding at November 3, 2006 was 23,056,343 shares.

DJO INCORPORATED
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,657	$1,107
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $35,602 and $26,792 at September 30, 2006 and December 31, 2005, respectively	92,286	62,068
Inventories, net	41,123	24,228
Deferred tax asset, net, current portion	7,678	7,066
Prepaid expenses and other current assets	12,638	4,387
Total current assets	157,382	98,856
Property, plant and equipment, net	39,751	15,396
Goodwill	279,167	101,235
Intangible assets, net	164,988	51,242
Debt issuance costs, net	5,842	2,479
Deferred tax asset, net	14,545	32,437
Other assets	4,611	3,019
Total assets	$666,286	$304,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,289	$10,270
Accrued compensation	17,631	6,310
Accrued commissions	4,152	3,483
Long-term debt, current portion	3,500	5,000
Accrued interest	4,070	385
Accrued restructuring costs	—	417
Accrued taxes	4,508	550
Other accrued liabilities, current portion	22,625	9,680
Total current liabilities	73,775	36,095

Long-term debt, less current portion	330,750	42,500
Accrued pension	332	—
Other accrued liabilities, long-term	4,439	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 23,024,694 shares and 22,137,860 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	230	221
Additional paid-in-capital	152,612	133,656
Accumulated other comprehensive income	816	492
Retained earnings	103,332	91,700
Total stockholders’ equity	256,990	226,069
Total liabilities and stockholders’ equity	$666,286	$304,664

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues	$113,205	$72,133	$302,293	$211,210
Costs of goods sold	45,340	26,501	119,961	77,295
Gross profit	67,865	45,632	182,332	133,915
Operating expenses:
Sales and marketing	33,398	21,286	92,375	64,058
General and administrative	13,075	7,679	35,709	22,179
Research and development	2,580	1,486	6,745	4,749
Amortization of acquired intangibles	4,510	1,255	10,651	3,560
Total operating expenses	53,563	31,706	145,480	94,546
Income from operations	14,302	13,926	36,852	39,369
Interest expense, net of interest income	(6,284)	(983)	(15,684)	(3,445)
Other income (expense), net	439	(383)	254	(821)
Income before income taxes	8,457	12,560	21,422	35,103
Provision for income taxes	(4,098)	(5,024)	(9,790)	(14,041)
Net income	$4,359	$7,536	$11,632	$21,062

Net income per share:
Basic	$0.19	$0.34	$0.51	$0.97
Diluted	$0.18	$0.33	$0.50	$0.93
Weighted average shares outstanding used to calculate per share information:
Basic	22,968	21,845	22,620	21,722
Diluted	23,598	22,761	23,330	22,613

See accompanying Notes.

DJO INCORPORATED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30, 2006	October 1, 2005
Operating activities
Net income	$11,632	$21,062
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	30,146	24,712
Provision for excess and obsolete inventories	1,167	285
Depreciation and amortization	18,645	9,865
Step-up to fair value of inventory charged to costs of goods sold	1,498	305
Amortization of debt issuance costs	618	420
Write-off of debt issuance costs	2,347	—
Stock-based compensation	6,836	—
Other	47	189
Changes in operating assets and liabilities, net	(35,927)	(24,371)
Net cash provided by operating activities	37,009	32,467

Investing activities
Purchases of property, plant and equipment	(12,485)	(3,627)
Purchase of businesses, net of cash acquired	(313,634)	(12,536)
Changes in other assets, net	(958)	(1,308)
Net cash used in investing activities	(327,077)	(17,471)

Financing activities
Proceeds from long-term debt	366,000	8,000
Repayment of long-term debt	(79,250)	(38,250)
Debt issuance costs	(6,328)	(665)
Net proceeds from issuance of common stock	12,020	4,143
Proceeds from repayment of notes receivable issued in connection with sale of common stock	—	1,749
Net cash provided by (used in) financing activities	292,442	(25,023)
Effect of exchange rate changes on cash and cash equivalents	176	(78)
Net increase (decrease) in cash and cash equivalents	2,550	(10,105)
Cash and cash equivalents at beginning of period	1,107	11,182
Cash and cash equivalents at end of period	$3,657	$1,077

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and October 1, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and October 1, 2005 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

Financial Instruments

The Company utilizes derivative instruments, specifically an interest rate swap agreement and forward contracts, to manage its exposure to market risks such as interest and foreign currency exchange rate risks.  In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and

Hedging Activities, the Company records derivative instruments as assets or liabilities in the consolidated balance sheet, measured at fair value.

Accrued Pension

The Company assumed liabilities related to certain pension plans in connection with the acquisition of Aircast Incorporated in April 2006.  The pension plans cover three international employees of the Company who are entitled to pension benefits as part of the terms of their employment agreements.  The accrued pension costs were $0.3 million as of September 30, 2006.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Shares used in computations of basic net income per share—weighted average shares outstanding	22,968	21,845	22,620	21,722
Net effect of dilutive common share equivalents based on treasury stock method	630	916	710	891
Shares used in computations of diluted net income per share	23,598	22,761	23,330	22,613

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

As of January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), the Company’s net income for the three and nine months ended September 30, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $2.3 million and $5.3 million, respectively.  See Note 8 for additional information regarding stock-based compensation.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The Company incurred an aggregate foreign currency transaction gain in both the three and nine months ended September 30, 2006 of approximately $0.4 million.  The aggregate foreign currency transaction loss included in determining net income for the three and nine months ended October 1, 2005 was $0.1 million and $0.5 million, respectively.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$11,437	$7,335
Work-in-progress	858	1,010
Finished goods	31,544	18,203
	43,839	26,548
Less reserves, primarily for excess and obsolete inventories	(2,716)	(2,320)
Inventories, net	$41,123	$24,228

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Held-for-sale assets	$4,221	$—
Prepaid expenses	4,744	2,992
Other current assets	3,673	1,395
Prepaid expenses and other current assets, net	$12,638	$4,387

Held-for-sale assets consists of the former Aircast headquarters building, land and certain furniture which was sold in October 2006 (see Note 10).

Other accrued liabilities, current portion, consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Deferred rent, current portion	$424	$250
Accrued product costs	5,859	3,114
Other accrued liabilities, current portion	16,342	6,316
Other accrued liabilities, current portion, net	$22,625	$9,680

Other accrued liabilities, long-term, consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Deferred rent, long-term	$3,242	$—
Fair value of interest rate swap	1,197	—
Other accrued liabilities, long-term, net	$4,439	$—

Deferred rent relates primarily to the Company’s new headquarters in Vista, California (see Note 9).

3. Acquisitions

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash, funded with the proceeds of a new credit agreement as described in Note 6.  The Company also incurred approximately $4.8 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $9.8 million of estimated costs in connection with the Company’s plan to integrate the acquired business, including severance and relocation expenses. Of this total estimated amount, approximately $8.4 million is related to severance and retention payments that had not been paid out as of September 30, 2006.  This amount is included in accrued compensation in the accompanying unaudited consolidated balance sheet at September 30, 2006. Aircast is a leading designer and manufacturer of ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.

The fair values of the assets acquired and the liabilities assumed in connection with the Aircast acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through September 30, 2006:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$508
Accounts receivable, net	12,953
Inventories, net	8,251
Prepaid expenses and other current assets	2,730
Fixed assets, net	17,907
Deferred tax asset	2,817
Other assets	33
Accounts payable	(3,134)
Accrued compensation	(986)
Deferred tax liability	(10,335)
Other accrued liabilities	(8,026)
Accrued pension	(300)
		22,418
Fair value of identifiable intangible assets acquired:
Patents and existing technology	28,700
Customer contracts and related relationships — GPO	6,900
Customer contracts and related relationships — Other	38,300
Trade names and trademarks	47,400
Favorable leasehold interest in Germany	600
		121,900
Goodwill		161,906
Total purchase price allocation		$306,224

The identifiable intangible assets are being amortized over their estimated useful lives, which range from seven to fifty years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $121.9 million. An aggregate value of $28.7 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the patents and technology acquired. An aggregate value of $6.9 million was assigned to certain Aircast customer relationships for group purchase organization (GPO) customers and an aggregate value of $38.3 million was assigned to certain Aircast customer relationships for other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. A value of $47.4 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired.  A value of $0.6 million was assigned to favorable leasehold interest in Germany, determined by estimating the present value of future rent expense that will be avoided due to the favorable lease rate on the German property.  A value of $161.9 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

The accompanying consolidated statements of income reflect the operating results of the Aircast business since April 7, 2006.  Assuming the acquisition of Aircast had occurred on January 1, 2006, the pro forma unaudited results of operations would have been as follows (in thousands):

Nine Months Ended
September 30, 2006
Net revenues	$327,215
Net income	$9,626
Net income per share:
Basic	$0.43
Diluted	$0.41
Weighted average shares outstanding used to calculate per share information:
Basic	22,620
Diluted	23,330

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that might have been incurred or realized by the Company in excess of actual amounts incurred or realized through September 30, 2006.

Axmed Acquisition

On January 2, 2006, the Company completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Axmed) for cash payments aggregating 13 million Euros (approximately $15.5 million), which included payment of certain debts of Axmed.  Certain sellers may also receive up to an additional 1.1 million Euros (approximately $1.3 million) based on achievement of certain revenue targets for 2006 and profitability targets for the second half of 2006. The Company included approximately 1.0 million Euros of such future earn-out in the allocation of the original purchase price, as shown below, based on the expectation that the 2006 revenue targets will be met.  The Company also incurred $0.4 million in certain transaction costs and other expenses in connection with the acquisition.  Axmed, through wholly owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices, including rigid knee braces and soft goods. Axmed also owned 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. In May 2006, the Company purchased the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia for approximately $0.5 million and the Tunisian subsidiary became a wholly owned subsidiary.

The fair values of the assets acquired and the liabilities assumed in connection with the Axmed acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The total purchase price, including the amount paid to acquire the minority interest, was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through September 30, 2006:

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

Future amortization expense of the Company’s net intangible assets, including those acquired in the Axmed and Aircast acquisitions, is estimated to be $165.0 million, as follows: remainder of 2006-$5.1 million, 2007-$19.7 million, 2008-$18.8 million, 2009-$17.7 million, 2010-$17.6 million and thereafter-$86.1 million.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the nine months ended September 30, 2006, the Company purchased and resold territory rights for amounts aggregating $3.3 million and did not record any material gains or losses from the transfer of these distribution rights.

4.  Accrued Restructuring Costs

Accrued restructuring costs in the accompanying unaudited consolidated balance sheet at December 31, 2005, consisted of $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002.  This amount related to vacant land leased by the Company and was netted against other costs accounted for as deferred rent at September 30, 2006 (see Note 9).

5.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Net income, as reported	$4,359	$7,536	$11,632	$21,062
Foreign currency translation adjustment	(53)	19	1,521	(416)
Change in fair value of interest rate swap	(2,208)	—	(1,197)	—
Comprehensive income	$2,098	$7,555	$11,956	$20,646

6.  Long-Term Debt

New Credit Agreement and Interest Rate Swap Agreement

On April 7, 2006, the Company entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition described in Note 3 and provide available financing for future Company operations. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of September 30, 2006, the balance outstanding under the term loan was $334.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.  The new credit agreement replaced the Company’s previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. On April 11, 2006, the Company entered into an interest rate swap agreement with Wachovia Bank which converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a notional amount of $250 million of the term loan, the Company’s interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of September 30, 2006, the outstanding notional amount of the interest rate swap was $250 million and the fair market value of the swap reflected a loss of approximately $1.2 million.  The Company’s interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, the fair market value of the swap at September 30, 2006 was recorded as a long-term liability, with the change in such fair value accounted for as a reduction of accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet.  The weighted average interest rate applicable to the Company’s borrowings as of September 30, 2006 was 6.81%.

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

Covenants. The credit agreement imposes certain restrictions on the Company, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires the Company to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. The Company was in compliance with all covenants as of September 30, 2006.

Debt issuance costs. The Company capitalized debt issuance costs of approximately $6.3 million in association with the new credit agreement, which are being amortized over the term of the agreement.  Remaining debt issuance costs of $5.8 million, net of accumulated amortization, were included in the accompanying balance sheet at September 30, 2006.

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

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 370 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of September 30, 2006, the OfficeCare program was located at over 1,000 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling the OL1000 product, of which approximately 54 are employed by the Company. The Company’s SpinaLogic product is sold in the U.S. through a combination of direct sales representatives and sales agents, including DePuy Spine.  The Company’s Regeneration products are sold directly to the patient or to independent distributors.  The Company arranges billing to third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors.  The Company sells its products in over 60 foreign countries, primarily in Europe, Canada, Japan and Australia.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the three and nine months ended September 30, 2006 and October 1, 2005 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net revenues:
Domestic rehabilitation	$74,640	$50,793	$196,506	$145,391
Regeneration	15,767	13,600	47,953	40,712
International	22,798	7,740	57,834	25,107
Consolidated net revenues	113,205	72,133	302,293	211,210

Gross profit:
Domestic rehabilitation	38,915	28,519	102,967	81,257
Regeneration	14,428	12,275	44,213	36,232
International	14,522	4,838	35,152	16,426
Consolidated gross profit	67,865	45,632	182,332	133,915

Income from operations:
Domestic rehabilitation	11,033	11,483	30,310	30,519
Regeneration	3,139	3,616	10,560	10,815
International	4,530	1,715	8,851	6,560
Income from operations of reportable segments	18,702	16,814	49,721	47,894
Expenses not allocated to segments	(4,400)	(2,888)	(12,869)	(8,525)
Consolidated income from operations	$14,302	$13,926	$36,852	$39,369

Number of operating days	63	63	191	192

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

For the three and nine months ended September 30, 2006 and October 1, 2005, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

United States	$90,407	$64,393	$244,459	$186,103
Europe	17,732	4,945	45,784	17,529
Other countries	5,066	2,795	12,050	7,578
Total consolidated net revenues	$113,205	$72,133	$302,293	$211,210

Total assets by region were as follows (in thousands):

	September 30, 2006	December 31, 2005
United States	$621,176	$295,257
International	45,110	9,407
Total consolidated assets	$666,286	$304,664

8. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans).  Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP).  Stock options granted under the Stock Option Plans have terms of up to ten years from the date of grant, and generally vest over a four-year period.  The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period.  As of September 30, 2006, approximately 4.5 million shares were available for grant under the Stock Option Plans and 1.3 million shares were available for issuance under the ESPP.  Effective January 1, 2006, the benefits provided under the Stock Option Plans and the ESPP are considered stock-based compensation, subject to the provisions of SFAS No. 123(R).  For the three and nine months ended September 30, 2006, the application of SFAS No. 123(R) resulted in the following adjustments to amounts that would have been reported under previous accounting standards (in thousands):

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)
Costs of goods sold	$44,462	$308	$44,770	$118,703	$688	$119,391
Operating expenses:
Sales and marketing	32,052	1,222	33,274	89,076	3,175	92,251
General and administrative	11,965	1,015	12,980	33,069	2,545	35,614
Research and development	2,377	140	2,517	6,297	385	6,682
Income from operations	17,839	(2,685)	15,154	44,497	(6,793)	37,704
Provision for income taxes	(4,457)	359	(4,098)	(11,287)	1,497	(9,790)
Net income	6,685	(2,326)	4,359	16,928	(5,296)	11,632

The Company’s worldwide effective tax rate increased in connection with its adoption of SFAS No. 123(R) as of January 1, 2006.  The aggregate SFAS No. 123(R) compensation expense results in a reduced tax benefit rate due to the required tax accounting for the mix of the Company’s outstanding and unvested incentive stock options and non-qualified stock options.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Stock Option Plans:
Expected volatility	49.5%	59.6%	49.5%	59.6%
Risk-free interest rate	4.7%	3.8%	4.7%	3.8%
Forfeitures	7.5%	7.5%	7.5%	7.5%
Dividend yield	—	—	—	—
Expected term (in years)	3.7	3.7	3.7	3.7
Employee Stock Purchase Plan:
Expected volatility	31.0%	61.7%	38.0%	61.7%
Risk-free interest rate	5.2%	2.5%	4.9%	2.5%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended October 1, 2005, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested awards (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$7,536	$21,062
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(756)	(5,198)
Pro forma net income	$6,780	$15,864
Basic net income per share:
As reported	$0.34	$0.97
Pro forma	$0.31	$0.73
Diluted net income per share:
As reported	$0.33	$0.93
Pro forma	$0.30	$0.70

The following table summarizes option activity under all plans from December 31, 2005 through September 30, 2006:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life in Years
Outstanding at December 31, 2005	3,143,083	$2.97 - $31.81	$18.22	7.8
Granted	—	N/A	N/A	N/A
Exercised	(578,986)	2.97 -26.65	12.63	N/A
Cancelled/Expired/Forfeited	(89,725)	4.05 -25.30	22.03	N/A
Outstanding at April 1, 2006	2,474,372	2.97 -31.81	19.39	7.8

Granted	688,400	37.20 -39.40	39.04	9.8
Exercised	(155,540)	2.97 -26.35	17.09	N/A
Cancelled/Expired/Forfeited	(35,750)	21.38 -39.40	27.39	N/A
Outstanding at July 1, 2006	2,971,482	2.97 -39.40	23.97	8.1
Granted	37,500	36.57 -38.59	38.04	9.9
Exercised	(115,073)	2.97 -27.75	10.21	N/A
Cancelled/Expired/Forfeited	(42,875)	4.05 -39.40	21.80	N/A
Outstanding at September 30, 2006	2,851,034	2.97 -39.40	24.67	7.9
Exercisable at September 30, 2006	813,879	2.97 -28.83	18.35	6.9
Remaining reserved for grant at September 30, 2006	4,465,931

The aggregate intrinsic value of options outstanding at September 30, 2006 was approximately $48.1 million and the aggregate intrinsic value of options exercisable at September 30, 2006 was approximately $18.9 million.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $3.3 million and $20.4 million, respectively.  The weighted-average fair value per share for options that were not vested at December 31, 2005, not vested at April 1, 2006, vested during the three months ended April 1, 2006 and cancelled/expired/forfeited during the three months ended April 1, 2006, were $11.22, $11.48, $9.62 and $11.69, respectively  The weighted-average fair value per share for options that were not vested at December 31, 2005, not vested at July 1, 2006, vested during the three months ended July 1, 2006 and cancelled/expired/forfeited during the three months ended July 1, 2006, were $11.22, $26.26, $23.28 and $27.39, respectively.  The weighted average fair value per share for options that were not vested at December 31, 2005, not vested at September 30, 2006, vested during the three months ended September 30, 2006 and cancelled/expired/forfeited during the three months ended September 30, 2006, were $11.22, $27.20, $12.49 and $21.80, respectively. At September 30, 2006, there was approximately $23.0 million of compensation expense that has not yet been recognized related to non-vested stock-based awards.  That expense is expected to be recognized over a weighted-average period of 1.4 years.  During the three and nine months ended September 30, 2006, cash received from options exercised was $1.2 million and $11.1 million, respectively.

9.  Commitments and Contingencies

In late 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land in Vista, California.  The Company occupies the facility under a 15-year lease, which commenced in August 2006 upon completion of the facility, with two five-year options to extend the term.  The Company completed vacating its former facilities in Vista in October 2006.  Included in income from operations in the accompanying consolidated statements of income, the Company wrote-off the net book value of approximately $0.9 million of leasehold improvements for the former facilities in the third quarter of 2006. Rent expense for the new facility will be recorded on a straight-line basis over the lease term at approximately $1.9 million per year.

In February 2005, PRES purchased the Company’s former facilities as well as the real property underlying the new lease.  Effective on the purchase date, a lease for the vacant land on which the Company was previously obligated was terminated.  In connection with the new lease, the Company’s leases for its former Vista facilities were terminated early in August 2006.  Those leases would otherwise have continued until February 2008.  In August 2006, the Company made a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the former facilities leases from the early termination date through the original expiration date. If PRES is able to lease the Company’s former facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company. This lump sum rent payment, net of a remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4), will be accounted for as additional rent expense over the term of the new lease and is included in the annual rent expense amount noted above.

In connection with the new lease, the Company and PRES incurred costs of approximately $7.9 million related to negotiated tenant improvements and other improvements to the new facility.  This amount has been recorded as an addition to property and equipment and will be amortized over the 15 year lease term, in the amount of approximately $0.5 million per year.

The amounts paid by PRES for tenant improvements of approximately $3.9 million, net of the lump sum rent payment made by the Company and other costs aggregating $0.2 million, have been included in deferred rent at September 30, 2006 and are included in other accrued liabilities, current and long-term, in the accompanying consolidated balance sheet (see Note 2).

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

10.  Subsequent Event

In October 2006, the Company sold the former Aircast headquarters building, land and certain furniture for net proceeds of $4.2 million.  These assets were classified as held-for-sale at September 30, 2006 (see Note 2).  No gain or loss resulted from this transaction.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Our broad range of over 700 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 60 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management, regeneration and vascular systems products represented 23%, 50%, 8%, 16% and 3%, respectively, of our consolidated net revenues for the first nine months of 2006.

Segments

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 370 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements.

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

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  As of September 30, 2006, the OfficeCare program was located at over 1,000 physician offices throughout the United States.  We have contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling the OL1000 product, of which approximately 54 are employed by us. The SpinaLogic product is sold in the U.S. through a combination of direct sales representatives and sales agents, including

                        DePuy Spine.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to third-party payors or patients, for products sold directly to the patient.

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

Our Strategy

Our strategy is to increase revenue and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

- Continue to Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the nine months ended September 30, 2006, we launched sixteen new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

- Expand Our OfficeCare Channel.  Our OfficeCare channel currently includes over 1,000 physician offices encompassing over 4,000 physicians.  We believe that our OfficeCare channel serves a growing need among orthopedic practices to have a number of products readily available for immediate distribution to patients. Expanding our OfficeCare channel also permits us to increase our weighted-average selling prices, as the units sold through this channel are billed to insurance companies and other third-party payors at higher prices than most of our other sales channels.  Accordingly, our OfficeCare initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare channel into more “high-volume” orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the nine months ended September 30, 2006, we added approximately 126 new offices to our OfficeCare channel, net of account terminations.

- Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the nine months ended September 30, 2006, we signed or renewed four significant national contracts; including a new three-year sole source contract with Consorta for all of our bracing and soft goods products, a new private label contract with Amerinet for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane for all of our soft goods, bracing and cold therapy products, and a renewal of our multi-source agreement with Premier for all of our bracing, soft goods, cold therapy and bone stimulation products.  We successfully added Aircast products to each of these national contracts.

•                  Grow Our Regeneration Business. We have integrated the sales force for our OL1000 bone growth stimulator product into our domestic rehabilitation sales organization.  We have also increased the number of regeneration sales specialists dedicated to selling our OL1000 product.  We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product.  Our distribution arrangement with DePuy Spine has also become non-exclusive beginning in March 2006, which permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so.  We have added additional selling resources in those geographical parts of the country where sales were not meeting our expectations.  We believe that our new selling strategies for our Regeneration segment will permit us to maintain or improve our growth in this business.

•                  Expand International Sales. Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically we have only sold a limited range of our products in our international markets.  Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our bone growth stimulation products in our International segment. In January 2006, we completed the acquisition of Newmed SAS (Axmed), as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein, which increased our international revenue in France and other parts of Europe. The Aircast acquisition (discussed below and in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein) also substantially increased our international revenues. For the three and nine months ended September 30, 2006, international sales increased to 20% and 19% of our revenues, respectively, increasing over historical levels (for the year ended December 31, 2005, international sales represented 12% of our international revenues).

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

Provisions for Contractual Allowances and Doubtful Accounts. We maintain provisions for contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2005 and for the first nine months of 2006, we reserved for and reduced gross revenues from third-party payors by between 30% and 38% for allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 31% to 38% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represented approximately 56% and 51% of our net accounts receivable at September 30, 2006 and December 31, 2005, respectively, and we have historically experienced write-offs of less than 2% of these accounts receivable. Our third-party reimbursement customers include all of the customers of our OfficeCare business segment, the majority of our Regeneration business segment and certain third-party payor customers of our DonJoy business segment, including insurance companies, managed care companies and certain governmental payors such as Medicare. Our third-party payor customers represented approximately 24% and 32% of our net revenues for the three months ended September 30, 2006 and October 1, 2005, respectively, approximately 27% and 32% of our net revenues for the nine months ended September 30, 2006 and October 1, 2005, respectively, and approximately 44% and 49% of our net accounts receivable at September 30, 2006 and December 31, 2005, respectively. We estimate bad debt expense to be approximately 4% to 10% of gross amounts billed to these third-party reimbursement customers. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Valuation Allowance for Deferred Tax Asset. As of September 30, 2006, we have approximately $22.2 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes and net loss carryforwards, offset by approximately $10.5 million in deferred tax liabilities related to non-tax deductible intangible assets acquired in connection with the Aircast and Axmed stock acquisitions during 2006.  Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

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

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).   We adopted SFAS No. 123(R) using the modified prospective transition method and therefore we have not restated results for prior periods.  Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We recognize this compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), our net income for the three and nine months ended September 30, 2006, has been reduced by compensation expense, net of taxes, of approximately $2.3 million and $5.3 million, respectively.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended September 30, 2006 and October 1, 2005 each included 63 days.  The nine months ended September 30, 2006 and October 1, 2005 included 191 days and 192 days, respectively.

Three Months Ended September 30, 2006 Compared To Three Months Ended October 1, 2005

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Three Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$74,640	65.9	$50,793	70.4	$23,847	46.9
Regeneration	15,767	13.9	13,600	18.9	2,167	15.9
International	22,798	20.2	7,740	10.7	15,058	194.5
Consolidated net revenues	$113,205	100.0	$72,133	100.0	$41,072	56.9

Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisitions of Aircast in April 2006 and Axmed in January 2006.  Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the Aircast acquisition, sales attributed to the OSG acquisition in August 2005, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 149 net new OfficeCare locations since October 1, 2005.  In addition, Domestic Rehabilitation net revenues for the three months ended September 30, 2006 included approximately $1.6 million related to a change in shipping terms for certain Aircast products from FOB destination to FOB shipping point and the shipment of certain products that were on backorder at the end of the second quarter of 2006 due to issues related to the integration of Aircast.  Net revenues in our Regeneration segment increased due to normal market growth, selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006 and also increased due to an increased number of sales specialists selling our OL1000 product.  International net revenues increased in the third quarter of 2006 compared to the third quarter of 2005, due to the Aircast acquisition, the Axmed acquisition, increased sales volume due to market growth and the impact of favorable changes in foreign exchange rates.  In addition, International revenues for the three months ended September 30, 2006 included approximately $0.3 million related to the shipment of certain products that were on backorder at the end of the second quarter of 2006 due to issues related to the integration of Aircast.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$38,915	52.1	$28,519	56.1	$10,396	36.5
Regeneration	14,428	91.5	12,275	90.3	2,153	17.5
International	14,522	63.7	4,838	62.5	9,684	200.2
Consolidated gross profit	$67,865	59.9	$45,632	63.3	$22,233	48.7

The increase in gross profit for the third quarter of 2006 compared to the third quarter of 2005 is due to incremental gross profit from an increase in revenues, offset by an increase in cost of goods sold due partly to $0.3 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and approximately $1.7 million of certain other charges and expenses related to our recent acquisitions and the related integrations.  In addition, we incurred approximately $0.8 million of expenses related to our move to our new corporate headquarters in the three months ended September 30, 2006.  The decrease in consolidated gross profit as a percentage of net revenues is primarily due to these increased costs of goods sold.  The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to the OSG, Axmed and Aircast acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to the OSG and Aircast acquisitions and increased freight costs.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross profit margins than sales to wholesale customers.  The increase in the International segment gross profit as a percentage of net revenues is primarily related to a change in product mix.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$33,398	29.5	$21,286	29.5	$12,112	56.9
General and administrative	13,075	11.5	7,679	10.6	5,396	70.3
Research and development	2,580	2.3	1,486	2.1	1,094	73.6
Amortization of acquired intangibles	4,510	4.0	1,255	1.7	3,255	259.4
Consolidated operating expenses	$53,563	47.3	$31,706	43.9	$21,857	68.9

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily due to $1.2 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to Axmed and Aircast which were acquired subsequent to October 1, 2005. The expenses related to Axmed and Aircast include approximately $0.4 million of expenses that are not deemed to be reflective of ongoing operations.  In addition, we incurred approximately $0.3 million of sales and marketing expenses related to our move to our new corporate headquarters in the three months ended September 30, 2006. Current period expenses also include increased commissions, bad debt and sales incentives on increased sales and costs associated with increased headcount.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to $1.0 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, the addition of expenses related to Axmed and Aircast which were acquired subsequent to October 1, 2005, as well as certain increased personnel costs. The expenses related to Axmed and Aircast include approximately $0.3 million of expenses that are not deemed to be reflective of ongoing operations.  In addition, we incurred approximately $0.2 million of general and administrative expenses related to our move to our new corporate headquarters in the three months ended September 30, 2006.

Research and Development Expenses. The increase in research and development expense is due to $0.1 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, the addition of expenses related to Axmed and Aircast and certain increased personnel costs.  In addition, we incurred approximately $0.2 million of research and development expenses related to our move to our new corporate headquarters in the three months ended September 30, 2006.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 50 years.  The increase in amortization of acquired intangibles is due to amortization expense related to the January 2006 acquisition of Axmed and the April 2006 acquisition of Aircast.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$11,033	14.8	$11,483	22.6	$(450)	(3.9)
Regeneration	3,139	19.9	3,616	26.6	(477)	(13.2)
International	4,530	19.9	1,715	22.2	2,815	164.1
Income from operations of reportable segments	18,702	16.5	16,814	23.3	1,888	11.2
Expenses not allocated to segments	(4,400)	(3.9)	(2,888)	(4.0)	(1,512)	52.4
Consolidated income from operations	$14,302	12.6	$13,926	19.3	$376	2.7

The increase in income from operations for our Domestic Rehabilitation and International segments is due to increased net revenues and gross profit, partially reduced by increased operating expenses, including stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 for each respective segment, purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our recent acquisitions.  The decrease in income from operations for our Regeneration segment is due to stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $6.3 million in the third quarter of 2006 compared to $1.0 million in the third quarter of 2005.  Interest expense, net of interest income, increased in the third quarter of 2006 compared to the third quarter of 2005 due to an increase in outstanding debt balances related to the financing of the Aircast acquisition.

Other Expense. Other expense for the third quarter of 2006 reflects net foreign exchange transaction gains.  Other expense for the third quarter of 2005 reflects write-off of costs related to potential acquisitions that were abandoned in third quarter 2005 and net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 48.5% for the third quarter of 2006 compared to 40.0% for the third quarter of 2005.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006.  The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 13.4% for the third quarter of 2006 due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $4.4 million for the third quarter of 2006 compared to net income of $7.5 million for the third quarter of 2005 as a result of the changes discussed above.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended October 1, 2005

Net Revenues. Set forth below are net revenues, in total and on a per day basis, for our reporting segments (in thousands):

Net revenues:

	Nine Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$196,506	65.0	$145,391	68.8	$51,115	35.2
Regeneration	47,953	15.9	40,712	19.3	7,241	17.8
International	57,834	19.1	25,107	11.9	32,727	130.4
Consolidated net revenues	$302,293	100.0	$211,210	100.0	$91,083	43.1

Average revenues per day:

	Nine Months Ended
	September 30, 2006	October 1, 2005	Increase	% Increase
Domestic Rehabilitation	$1,028.8	$757.3	$271.5	35.9
Regeneration	251.1	212.0	39.1	18.4
International	302.8	130.8	172.0	131.5
Consolidated average net revenues per day	$1,582.7	$1,100.1	$482.6	43.9
Number of operating days	191	192

The nine months ended September 30, 2006 included one less operating day than the nine months ended October 1, 2005.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisition of Axmed in January 2006 and Aircast in April 2006.  Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to our recent acquisitions, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel.  We have also gained incremental revenue from the addition of approximately 149 net new OfficeCare locations since October 1, 2005.  In addition, Domestic Rehabilitation net revenues for the third quarter of 2006 included approximately $1.6 million related to a change in shipping terms for certain Aircast products from FOB destination to FOB shipping point and the shipment of certain products that were on backorder at the end of the second quarter of 2006 due to issues related to the integration of Aircast. Net revenues in our Regeneration segment increased due to selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006 and also increased due to an increased number of sales specialists selling our OL1000 product.  International net revenues increased in the first nine months of 2006 compared to the first nine months of 2005, due to our recent acquisitions, increased sales volume due to market growth and the impact of favorable changes in foreign exchange rates.  In addition, International net revenues for the third quarter of 2006 included approximately $0.3 million related to the shipment of certain products that were on backorder at the end of the second quarter 2006 due to issues related to the integration of Aircast.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Nine Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$102,967	52.4	$81,257	55.9	$21,710	26.7
Regeneration	44,213	92.2	36,232	89.0	7,981	22.0
International	35,152	60.8	16,426	65.4	18,726	114.0
Consolidated gross profit	$182,332	60.3	$133,915	63.4	$48,417	36.2

The increase in gross profit for the first nine months of 2006 compared to the first nine months of 2005 is due to incremental gross profit from an increase in revenues, partially offset by an increase in cost of goods sold due to $0.7 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, approximately $1.5 million of purchase accounting adjustments to write up acquired inventories to fair value and approximately $3.3 million of certain other charges and expenses related to our recent acquisitions and related integrations.  In addition, we incurred approximately $0.8 million of expenses related to our move to our new corporate headquarters in the third quarter of 2006.  The decrease in consolidated gross profit as a percentage of net revenues is primarily due to these increased costs of goods sold. The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to our recent acquisitions and increased freight costs.  The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross profit margins than sales to wholesale customers.  The decrease in the International segment gross profit as a percentage of net revenues is primarily related to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Nine Months Ended
	September 30, 2006	% of Net Revenues	October 1, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$92,375	30.6	$64,058	30.3	$28,317	44.2
General and administrative	35,709	11.8	22,179	10.5	13,530	61.0
Research and development	6,745	2.2	4,749	2.2	1,996	42.0
Amortization of acquired intangibles	10,651	3.5	3,560	1.7	7,091	199.2
Consolidated operating expenses	$145,480	48.1	$94,546	44.7	$50,934	53.9

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily due to $3.2 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to our recent acquisitions.  The expenses related to our recent acquisitions include approximately $0.9 million of expenses that are not deemed to be reflective of ongoing operations. In addition, we incurred approximately $0.3 million of selling and marketing expenses related to our move to our new corporate headquarters in the third quarter of 2006.  The increase in sales and marketing expenses is also partly due to costs associated with increased commissions, bad debt and sales incentives on increased sales and increased headcount, partially offset by decreased costs due to the nine months ended September 30, 2006 including one less operating day than the nine months ended October 1, 2005.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to $2.5 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to our recent acquisitions.  The expenses related to our recent acquisitions include approximately $0.7 million of expenses that are not deemed to be reflective of ongoing operations. The increase in general and administrative expenses is also partly due to certain increased personnel costs, partially offset by decreased costs due to the nine months ended September 30, 2006 including one less operating day than the nine months ended October 1, 2005.  General and administrative expenses for the nine months ended September 30, 2006 also include $0.7 million related to an arbitration concluded during the second quarter of 2006 and  approximately $0.2 million of general and administrative expenses related to our move to our new corporate headquarters in the third quarter of 2006.

Research and Development Expenses. The increase in research and development expense is due to the addition of expenses related to our recent acquisitions, $0.4 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, and certain increased personnel costs, partially offset by decreased costs due to the nine months ended September 30, 2006 including one less operating day than the nine months ended October 1, 2005. In addition, we incurred approximately $0.2 million of research and development expenses related to our move to our new corporate headquarters in the third quarter of 2006.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 50 years.  The increase in amortization of acquired intangibles is due to amortization expense related to the January 2006 acquisition of Axmed and the April 2006 acquisition of Aircast.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):
	Nine Months Ended
	September 30, 2006	% of Net Revenue	October 1, 2005	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$30,310	15.4	$30,519	21.0	$(209)	(0.7)
Regeneration	10,560	22.0	10,815	26.6	(255)	(2.4)
International	8,851	15.3	6,560	26.1	2,291	34.9
Income from operations of reportable segments	49,721	16.5	47,894	22.6	1,827	3.8
Expenses not allocated to segments	(12,869)	(4.3)	(8,525)	(4.0)	(4,344)	51.0
Consolidated income from operations	$36,852	12.2	$39,369	18.6	$(2,517)	(6.4)

The increase in income from operations for our Domestic Rehabilitation and International segments is due to increased net revenues and gross profit, which offset increased operating expenses including stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 for each respective segment, purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our recent acquisitions.  The decrease in income from operations for our Regeneration segment is primarily due to stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $15.7 million in the first nine months of 2006 compared to $3.4 million in first nine months of 2005.  Interest expense, net of interest income, increased in the first nine months of 2006 compared to the first nine months of 2005 due to an increase in outstanding debt balances due to the financing of the Aircast acquisition. Interest expense, net, for the nine months ended September 30, 2006 also included $2.3 million related to a write-off of net deferred debt issuance costs in connection with the repayment of our former credit facility.

Other Expense. Other expense for the first nine months of 2006 reflects a write-off of costs related to a potential acquisition that was abandoned in the first quarter of 2006, offset by net foreign exchange transaction gains. Other expense for the first nine months of 2005 reflects write-off of costs related to potential acquisitions that were abandoned in third quarter of 2005 and net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 45.7% for the first nine months of 2006 compared to 40.0% for the first nine months of 2005.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006.  The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 22.0% for the first nine months of 2005 due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $11.6 million for the first nine months of 2006 compared to net income of $21.1 million for the first nine months of 2005 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at September 30, 2006 was $334.3 million.  Total cash and cash equivalents were $3.7 million at September 30, 2006.

Net cash provided by operating activities was $37.0 million and $32.5 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The net cash provided by operations in the first nine months of 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories and payments made in connection with the integration of our recently acquired businesses. The net cash provided by operations in the first nine months of 2005 primarily reflected positive operating results partially offset by an increase in net accounts receivable and by cash of approximately $1.9 million paid in the first nine months of 2005 for restructuring costs accrued in 2004.

Cash flows used in investing activities were $327.1 million and $17.5 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.  Cash used in investing activities for the first nine months of 2006 included $16.3 million used for the acquisition of Axmed, $297.3 million used for the acquisition of Aircast, and $12.5 million used for capital expenditures. Capital expenditures for the nine months ended September 30, 2006 included $7.7 million related to tenant improvements and equipment for our new corporate headquarters and the expansion of our Indianapolis distribution center. Cash used in investing activities for the first nine months of 2005 included $3.1 million used for the acquisition of SME, $9.5 million used for the acquisition of OSG and $3.6 million used for capital expenditures.

Cash flows provided by (used in) financing activities were $292.4 million and ($25.0) million for the nine months ended September 30, 2006 and October 1, 2005, respectively.  In the first nine months of 2006, the cash provided by financing activities included $286.8 million of net proceeds from long-term debt, $11.1 million of net proceeds received from the exercise of stock options and $0.9 million from the issuance of stock under our Employee Stock Purchase Plan.  In the first nine months of 2005, the cash used in financing activities included $3.6 million of net proceeds received from the exercise of stock options, $0.5 million from the issuance of stock under our Employee Stock Purchase Plan and approximately $1.8 million received from the collection of a note receivable, offset by approximately $38.3 million used to pay down long-term debt and $0.7 million paid for debt issuance costs incurred in connection with the amendment to our credit agreement in May 2005.

Contractual Obligations and Commercial Commitments

New Credit Agreement

On April 7, 2006, we entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent to finance the Aircast acquisition. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility.  As of September 30, 2006, the balance outstanding under the term of the loan was $334.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.  The new credit agreement replaced our previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by the new agreement.  Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. In connection with the new credit agreement, on April 11, 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of September 30, 2006, the outstanding notional amount of the interest rate swap was $250 million and the fair market value of the swap reflected a loss of approximately $1.2 million.  Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, the fair market value of the swap at September 30, 2006 was recorded as a long-term liability, with the change in such fair value accounted for as a reduction of accumulated other comprehensive income (loss) included in the stockholders’ equity in the accompanying consolidated balance sheet.  The weighted average interest rate applicable to our borrowings as of September 30, 2006 was 6.81%.

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

Covenants. The credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of September 30, 2006.

Debt issuance costs. We capitalized debt issuance costs of approximately $6.3 million in association with the new credit agreement, which will be amortized over the term of the agreement.  Remaining debt issuance cost of $5.8 million, net of accumulated amortization, were included in the accompanying balance sheet at September 30, 2006.  We wrote off approximately $2.3 million in April 2006, representing the net carrying value of debt issuance costs capitalized in connection with our previous credit agreement.

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

The following table lists our contractual obligations as of September 30, 2006 (in thousands):

	Payments Due by Period
		2006	2007-2009	2010-2011	2012+
Contractual Obligations	Total	Remaining	1-3 Years	4-5 Years	After 5 years
Long-Term Debt	$334,250	$875	$10,500	$7,000	$315,875
Operating Leases	51,510	2,874	12,486	7,810	28,340
Total Contractual Cash Obligations	$385,760	$3,749	$22,986	$14,810	$344,215

In late 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for us on vacant land in Vista, California.  We occupy the facility under a 15-year lease, which commenced in August 2006 upon completion of the facility, with two five-year options to extend the term. We have vacated our existing facilities in Vista.  Rent expense for the new facility will be recorded on a straight-line basis over the lease term at approximately $1.9 million per year.

In February 2005, PRES purchased our former facilities as well as the real property underlying the new lease.  Effective on the purchase date, our lease for the vacant land was terminated. In connection with our new lease, our leases for our former Vista facilities were terminated early in August 2006.  Those leases would otherwise have continued until February 2008.  In August 2006, we made a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the former facilities leases from the early termination date through the original expiration date. If PRES is able to lease our former facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us.  This lump sum rent payment, net of a remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4 to the consolidated financial statements included in Part 1, Item 1 herein), will be accounted for as additional rent expense over the term of the new lease and is included in the annual rent expense amount noted above. The contractual obligations table above includes the rent for our new facility beginning in August 2006.

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

As of September 30, 2006, we had available liquidity of approximately $3.7 million in cash and cash equivalents and $47.8 million available under our new revolving credit facility, net of $2.2 million of outstanding letters of credit. For the remainder of 2006, we expect to spend total cash of approximately $20.9 million for the following requirements:

•                  up to approximately $6.8 million for scheduled principal and estimated interest payments on our new credit facility;

•                  approximately $2.9 million scheduled payments for noncancellable operating leases;

•                  up to approximately $4.7 million in severance and relocation payments to certain Aircast employees as part of the Aircast integration plan as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein; and

•                  up to approximately $6.5 million for capital expenditures.

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

As of September 30, 2006 we had $84.3 million of variable rate debt represented by borrowings under our new credit facility (at a weighted-average interest rate of 6.88% at September 30, 2006) which are not covered by the interest rate swap agreement entered into in connection with the new credit agreement. Based on the balance outstanding under the credit facility as of September 30, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.8 million on an annual basis. At September 30, 2006, up to $47.8 million of variable rate borrowings were available under our new $50.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. On April 11, 2006, in connection with our new credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to the notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows.  As of September 30, 2006, the outstanding notional amount of the interest rate swap was $250 million. At September 30, 2006, the fair market value reflected a loss of $1.2 million and was recorded as a long-term liability, with the change in such fair value accounted for as a reduction of accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet.

Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first nine months of both 2006 and 2005 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.

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

We completed the acquisitions of Aircast in April 2006 and Axmed in January 2006, as more fully described in Note 3 to the unaudited condensed consolidated financial statements included in Part 1, Item 1, herein. As part of our ongoing integration activities, we are in the process of incorporating the operations of Axmed and Aircast into our controls and procedures and we expect to complete the process by no later than January 2, 2007 for Axmed and April 7, 2007 for Aircast.  Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 certain elements of the internal control over financial reporting of Axmed and Aircast.

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

In April 2006, we acquired Aircast Incorporated, a New Jersey based orthopedics company that manufactures and markets ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.  We are in the process of integrating all of the manufacturing operations of Aircast into our existing facility in Tijuana, Mexico, and to absorbing or relocating the U.S. general and administrative, product development and marketing functions of Aircast to our facilities in Indianapolis, Indiana and Vista, California.  The sales and distribution resources of Aircast are being integrated into our sales and distribution network, and we are combining Aircast operations in several European countries with existing operations of ours in those countries.  Our ability to complete these integration steps on a timely basis and to realize the synergies we expect from the transaction are subject to numerous risks and uncertainties, including the following:

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

In February 2005, a petition was filed with the US Food and Drug Administration (“FDA”) seeking to reclassify non-invasive bone growth stimulator devices from Class III to Class II.  Although our BGS products that utilize combined magnetic field technology were subsequently excluded from the petition, if the petition were to succeed, new market entrants could seek clearance of a BGS device using other technologies through the 510(k) process (as opposed to the PMA process). This would likely increase competition from new products in the electrical bone growth stimulation device business which could result in downward price pressures on our products and business.  The FDA referred the petition to the Orthopaedic and Rehabilitation Devices Advisory Panel (the Panel), which consists of medical professionals with recognized expertise in BGS technology, and requested the Panel’s recommendation regarding whether the FDA should deny or approve the petition.  On June 2, 2006, the Panel held a public meeting regarding the petition.  At the close of the meeting, the Panel, by a vote of 4 to 2, recommended that the FDA deny the petition, meaning that the Panel believes that BGS devices should remain in Class III and should continue to be subject to the PMA process.  While the FDA typically follows the recommendations of Advisory Panels, it is not legally bound to do so.  We therefore continue to actively oppose the reclassification of BGS products until the FDA renders a final decision on the petition. In addition, the medical committee responsible for providing advice on coverage matters to Medicare held a meeting during 2005 for the purpose of, among other things, considering the effectiveness of products such as our BGS products on healing nonunion fractures among the Medicare patient population.  We have provided information to the Medicare advisory committee on the clinical data on effectiveness of our BGS products.  Although it has not sought to do so, CMS, which is responsible for Medicare coverage determinations, may decide to re-evaluate current coverage policies in a way that restrict payment for our BGS products. We cannot be certain of the outcome of either regulatory matter, and an adverse outcome on either such matter could impact our ability to grow sales and realize profits in our Regeneration business.  Furthermore, we cannot be sure that other regulatory changes will not be proposed or implemented that adversely impact our Regeneration business.  See additional risk factors under the heading “Risks Relating to Government Regulation” below.

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

We have outsourced certain administrative functions relating to our OfficeCare and insurance billing channels to a third-party contractor and this arrangement may not prove successful.

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  In our insurance billing channel, we provide products, principally custom-made rigid knee braces, directly to patients.  In both situations, we arrange billing to a patient or third-party payor after the product is provided to the patient.  We outsource the revenue cycle of this program, from billing to collections, to an independent third-party contractor. This provider may not remain successful in achieving or maintaining our billing and collections goals and there can be no assurance that we will not have to resume these administrative functions in the future.

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

Since 2005, we have been implementing a strategy to selectively replace our third-party international distributors with wholly owned distributorships.  Our foreign activities require additional financial and operational controls beyond those we have in the U.S.  We cannot assure you that we will be able to successfully maintain organizational controls in our foreign operations or that our international strategy will result in increased revenues or profitability.

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

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators, and orthotics and that has a supplier number for submission of such bills will be subject to new quality standards as a condition of receiving payment from the Medicare program.  On August 14, 2006, CMS finalized supplier quality standards.  The standards consist of business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers, and product-specific standards, such as those for customized orthotics products, which focus on product specialization and service standards for such items. The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment, including establishing types or classes of covered items that require a prescription and a face-to-face examination of the individual by a physician or practitioner.  CMS has proposed to expand the face-to-face visit requirement for clinical conditions of coverage to prosthetics, orthotics and supplies (POS) because they believe items of POS require the same level of medical intervention and skill as durable medical equipment.  These new supplier quality standards and clinical conditions for payment could affect our ability to bill Medicare, limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.

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

In order to finance the purchase price of the outstanding stock of Aircast Incorporated and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit.  As a result, our total long-term debt was increased to approximately $350 million following the acquisition from approximately $46 million just prior to the acquisition.  Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. As of September 30, 2006, the balance outstanding under the term loan was $334.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.

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

DJO INCORPORATED
(Registrant)

Date: November 8, 2006	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2006	BY:	/s/ Vickie L. Capps
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