Form 10-K
period 2006-12-31
DJO INC
filed 2007-03-01
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission file number 001-16757

DJO INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware	33-0978270
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
1430 Decision Street	92081
Vista, California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 336-5690

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of all outstanding common equity held by non-affiliates of the Registrant based on the closing price of common stock as reported on the New York Stock Exchange on June 30, 2006 was $834,645,401.

The number of shares of the Registrant’s common stock outstanding at February 23, 2007 was 23,440,486 shares.

Documents Incorporated by Reference

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be filed with the Commission on or before April 30, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

DJO INCORPORATED
FORM 10-K
TABLE OF CONTENTS

Explanatory Notes

Unless the context requires otherwise, in this annual report the terms “we,” “us” and “our” refer to DJO Incorporated, formerly dj Orthopedics, Inc., DJO, LLC, formerly dj Orthopedics, LLC, a wholly owned subsidiary of DJO Incorporated, and our other wholly owned and indirect subsidiaries.

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

Part I

Item 1.                        Business

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets. We believe that we have a leading market share in the non-operative orthopedic, spine and vascular markets that we target. During 2006 we significantly increased both our domestic and international revenues with the acquisition in January 2006 of Newmed SAS, a French orthopedics company trading under the name “Axmed” (the “Axmed acquisition”), and the acquisition in April 2006 of Aircast Incorporated, a U.S. based orthopedics company with extensive operations in Europe (the “Aircast acquisition”). With contribution from these acquisitions, our consolidated revenues grew 44.3% to $413.1 million from 2005 to 2006.

Marketed under the DonJoy, ProCare and Aircast brands, our broad range of over 700 rehabilitation products, including rigid knee braces, soft goods and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation (BGS) devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries.

We sell our products in the United States and in more than 70 other countries through networks of agents, distributors and our direct sales employees that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, pharmacies, physical therapists, athletic trainers and other healthcare professionals. We believe that we have one of the largest distribution networks in the markets we participate in for non-operative orthopedic spine and vascular products. We believe that this distribution network, along with our recognized brand names, reputation for quality, innovation and customer service, and our strong relationships with orthopedic professionals have contributed to our leading market position.

Our business is seasonal, with revenues generally stronger in the fourth quarter of each year due to the greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, individuals are more likely to have satisfied their annual insurance deductible than in the first three quarters of the year, and this leads to an increase in the number of elective orthopedic surgeries.

We were incorporated in Delaware in August 2001. Our headquarters are located at 1430 Decision Street, Vista, California 92081. Our telephone number is (800) 336-5690. Our website address is www.djortho.com.

We file annual reports, such as this Form 10-K, as well as quarterly reports on Form 10-Q and current reports on Form 8-K, with the United States (U.S.) Securities and Exchange Commission (SEC). We make these reports available free of charge on our website under the investor relations page. These reports can be accessed the same day they are filed with the SEC. All such reports were made available in this fashion during 2006.

Aircast®, Air-Stirrup®, ArcticFlow®, ArterialFlow®, AutoChill®, CryoCuff®, Defiance®, dj Ortho®, DonJoy®, FourcePoint™, IceMan®, OfficeCare®, ProCare®, SpinaLogic®, UltraSling®, UltraSling ER™, Knee Guarantee™, OL1000™, OL1000 SC™, DonJoy Pain Control Device™, Velocity™ and VenaFlow® are certain of our registered trademarks and trademarks for which we have applications pending or common law rights. All other brand names, trademarks and service marks appearing in this annual report are the property of their respective holders.

Our Strategy

Our strategy is to increase revenues and profitability and enhance cash flow by strengthening our market leadership position. Our key initiatives to implement this strategy include:

•       Increase our Lead in the Domestic Rehabilitation Market Segment.   We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

–       Introduce New Products and Product Enhancements.   We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform. In the year ended December 31, 2006, we launched 20 new products. We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage. We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

–       Increase Sales Force Productivity.   We have integrated the Aircast sales force into our existing sales organization and focused its various elements on specific targeted customers. Our sales representatives will generally have a targeted customer base and a broad product offering for those customers. For example, the DonJoy sales force focuses on orthopedic and podiatry offices, orthotists, and athletic trainers, while the Aircast and ProCare sales force concentrates primarily on hospitals and third party distributors. With our focused sales organization and a sales compensation plan in place to incentivize all the sales representatives to sell the full range of products we offer, we believe that we can encourage cross-selling and increase the productivity of the entire sales force.

–       Expand Our OfficeCare and Insurance Channels.   Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we bill the patient or third-party payor after the product is provided to the patient. Through our Insurance channel, we also provide our custom knee braces and certain other products directly to patients and bill the patient or the patient’s third party payor. Our OfficeCare and Insurance channels currently cover over 1,000 physician offices encompassing over 4,000 physicians. We believe that our OfficeCare and Insurance channels serve a growing need among orthopedic practices to improve inventory management and patient service. Expanding our OfficeCare and Insurance channels also permits us to increase our weighted-average selling prices, as the units sold through these channels are billed to insurance companies and other third-party payors at higher prices than units sold through most of our other sales channels. Accordingly, our OfficeCare and Insurance initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices. We intend to expand our OfficeCare and Insurance channels into more large orthopedic offices, thereby increasing the number of potential customers to whom we sell our products. In the year ended December 31, 2006, we added approximately 214 new offices to our OfficeCare and Insurance channels, net of account terminations.

–       Maximize Existing and Secure Additional National Accounts.   We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts. In the year ended December 31, 2006, we signed or renewed five significant national contracts; including a new three-year sole source contract with Consorta, Inc. for all of our bracing and soft goods products, a new private label contract with Amerinet, Inc. for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane, Inc. for all of our soft goods, bracing and cold therapy products, a renewal of our multi-source agreement with Premier Purchasing Partners, L.P. for all of our bracing, soft goods, cold therapy and BGS products, and a renewal of our sole source bracing agreement with Healthtrust Purchasing Group, L.P. In addition, we successfully added Aircast products to each of these national contracts.

•       Grow Our Regeneration Business.   We have increased the number of regeneration sales specialists dedicated to selling our OL1000 BGS product, and we have aligned these specialists with our DonJoy sales force. We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product. Our distribution arrangement with DePuy Spine became non-exclusive beginning in March 2006, permitting us to sell our SpinaLogic BGS product through our own sales representatives or other independent sales representatives in all territories where we choose to do so. We have added additional selling resources in those geographical parts of the country where sales were not meeting our expectations. We believe our patented Combined Magnetic field technology has features that make our BGS products significantly easier for patients to use than our competitors’ products. We believe that our new selling strategies for our Regeneration segment and our technology advantages will permit us to maintain or improve our growth in this business.

•       Expand International Sales.   Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity, and we intend to continue to develop direct distribution capabilities in selected additional foreign markets. We also believe we can increase our international revenues by expanding the number of our products we sell in international markets. Historically, we have sold only a limited range of our products in our international markets. Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our BGS products` in our International segment. In January 2006, we completed the Axmed acquisition, as discussed in Note 3 to the consolidated financial statements included in Part II, Item 8, herein, which increased our international revenues in France. The Aircast acquisition in April 2006 (discussed below and in Note 3 to the consolidated financial statements included in Part II, Item 8, herein) also substantially increased our international revenues, especially in Germany, France, the United Kingdom and Canada. For the year ended December 31, 2006, international sales increased to 19.7% of our revenues, compared to 11.7% for the year ended December 31, 2005.

•       Pursue Selective Acquisitions.   We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenues and profitability. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. Since the beginning of 2005, we have completed four acquisitions, all of which meet or are expected to meet these criteria: our acquisition of substantially all of the assets of Superior Medical Equipment, LLC (SME acquisition) and our acquisition of substantially all of the assets of the orthopedics soft goods business of Encore Medical, L.P. (OSG acquisition), both of which were completed in 2005, as well as the Axmed acquisition in January 2006 and the Aircast acquisition in April 2006.

Rehabilitation Products

Rigid Knee Bracing

We design, manufacture and market a broad range of rigid knee braces, including ligament braces, which are designed to provide support for knee ligament instabilities, post-operative braces, which are designed to provide both knee immobilization and a protected range of motion, and osteoarthritic braces, which are designed to provide relief of knee pain due to osteoarthritis. These products are generally prescribed to a patient by an orthopedic physician or provided by athletic trainers for use in preventing injury. Our rigid knee braces are either customized braces, utilizing basic frames which are then custom-manufactured to fit a patient’s particular measurements, or are standard braces which are available in various sizes and can be easily adjusted to fit the patient in the orthopedic professional’s office. Sales of rigid knee braces represented approximately 23% of our revenues for 2006.

Ligament Braces.   Ligament braces are designed to provide durable support for moderate to severe knee ligament instabilities to help patients regain range of motion capability so they can successfully complete rehabilitation and resume daily activities after knee surgery or injury. Ligament braces are generally prescribed six to eight weeks after knee surgery, often after use of a more restrictive post-operative brace. Our ligament braces can also be used to support the normal functioning of the knee to prevent injury. Our ligament bracing product line includes customized braces generally designed for strenuous athletic activity and standard-sized braces generally designed for use in less rigorous activity. We offer a Knee Guarantee program in connection with our Defiance ligament brace. The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000 towards surgery, should an ACL re-injury occur while wearing the Defiance ligament brace. We believe that we are the only orthopedic company in the United States that provides such a guarantee. Since we introduced this guarantee, claims under the program have been minimal.

Post-operative Braces.   Post-operative braces are designed to limit a patient’s range of motion after knee surgery and protect the repaired ligaments and/or joints from stress and strain that would slow or prevent a healthy healing process. The products within this line provide both immobilization and a protected range of motion, depending on the rehabilitation protocol prescribed by the orthopedic surgeon. Our post-operative bracing product line includes a range of premium to lower priced standard sized braces and accessory products.

Osteoarthritic Braces.   Osteoarthritic braces are used to treat patients suffering from osteoarthritis of the knee. Our line of customized and standard sized osteoarthritic braces is designed to redistribute weight through the knee, providing additional stability and reducing pain, and in some cases may serve as a cost-efficient alternative to total knee replacement. Frost & Sullivan estimates that sales of osteoarthritic braces are expected to grow faster than other categories of rigid knee bracing.

Soft Goods

Our soft goods product line consists of over 500 soft goods products that offer immobilization and support from head to toe. In addition, in connection with our August 2005 OSG acquisition, we acquired a line of patient safety products and pressure care products. Our soft goods products represented approximately 51% of our revenues for 2006.

Soft Bracing.   These products are generally constructed from fabric or neoprene materials and are designed to provide support, immobilization and/or heat retention and compression of the knee, ankle, back or upper extremities, including the shoulder, elbow, neck and wrist. We offer products ranging from simple neoprene knee sleeves to more advanced products that incorporate materials and features such as air-inflated cushions and metal alloy hinge components.

Ankle Bracing.   As a result of the Aircast acquisition, we now offer a line of premium ankle bracing products, led by the Air Stirrup, an ankle brace featuring anatomically designed shells cushioned with an air cell system. The air cell system provides support and compression to promote edema reduction and accelerate rehabilitation. We believe the Aircast line of ankle products has been a market leader for years. Under the DonJoy brand, we introduced our Velocity ankle brace in 2005, a low profile, lightweight ankle brace that prevents abnormal ankle inversion, eversion, and rotation while allowing natural, unrestricted range of motion. The Velocity has been one of our most successful new product introductions in recent years.

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

Back Bracing.   We offer a line of products designed for back support ranging from rigid braces to elastic supports that provide compression and warmth. Our premier rigid bracing line, the DonJoy BOA back brace, provides support for a broad range of spinal indications from acute low back pain relief to post-operative support and stabilization.

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

Pain Management Products

Our portfolio of pain management products primarily includes cold therapy products to assist in the reduction of pain and swelling. We also offer a system that employs ambulatory infusion pumps for the delivery of local anesthetic to a surgical site. Our pain management products accounted for approximately 8% of our revenues for 2006.

Cold Therapy Products.   Cold therapy products are designed to help reduce swelling, minimize the need for post-operative pain medications and generally accelerate the rehabilitation process. Following the Aircast acquisition, we now manufacture, market and sell the IceMan and the ArcticFlow devices under the DonJoy brand and the Cryo/Cuff and AutoChill devices under the Aircast brand, as well as other cold therapy products such as ice packs and wraps. The IceMan and AutoChill products are portable devices that utilize pumps to circulate cold water from a reservoir to a pad designed to fit the injured area, such as the ankle, knee or shoulder. The Cryo/Cuff and ArcticFlow products also involve circulating cold water to a pad but use a simple gravity-based system to circulate the water from the reservoir.

Ambulatory Infusion Pumps.   Ambulatory infusion pumps are designed to provide a continuous infusion of local anesthetic dispensed by a physician directly into a surgical site following surgical procedures. Since 2004, we have been the exclusive North American distributor of a pain management system manufactured by Curlin Medical, Inc. (successor to McKinley Medical, LLLP) called the DonJoy Pain Control Device. This portable device consists of a range of introducer needles, catheters for easy insertion and connection during surgery and pumps for continuous infusion for up to 72 hours. The pain control systems are intended to provide direct pain relief, reduce hospital stays and allow earlier and greater ambulation. Our distribution rights for this product expired at the end of 2006, and we are in the process of renewing those rights in orthopedic applications for another one-year term.

Vascular Systems Products

We offer the VenaFlow system to hospitals and surgery centers for prevention of deep vein thrombosis in patients who are inactive following surgery. This system provides rapid inflation with graduated sequential compression delivered to a patient’s calf, foot or thigh through specialized cuffs and stimulates circulation to prevent blood clots. We are developing the ArterialFlow system designed to provide intermittent compression of a patient’s extremities to increase arterial blood flow to help prevent or reduce complications of poor circulation. Our vascular systems products accounted for approximately 3% of our revenues for 2006.

Regeneration Products

BGS devices are designed to promote the healing of musculoskeletal bone and tissue through electromagnetic field technology. The BGS products we offer utilize proprietary Combined Magnetic Field (CMF) technology to deliver a highly specific, low-energy signal. The OL1000 product is used for the non-invasive treatment of an established nonunion fracture, which are fractures that do not show signs of healing within 90 days. Approximately 3-5% of fractures become nonunion. The SpinaLogic product is used as an adjunct therapy after primary lumbar spinal fusion surgery for at-risk patients. Patients are considered at-risk when the natural healing process of the bone may be compromised by other health conditions of the patient, such as diabetes, smoking habits, weight, age and the severity and location of the fracture. Our BGS products accounted for approximately 16% of our revenues for 2006.

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

SpinaLogic.   The SpinaLogic product is a FDA approved, portable, non-invasive, electromagnetic bone growth stimulator that is designed to enhance the healing process as an adjunct therapy after spinal fusion surgery. With the SpinaLogic product, the patient attaches the device to the lumbar injury location where it is designed to provide localized magnetic field treatment to the fusion site. Similar to the OL1000 product, the SpinaLogic device contains a micro-controller that tracks the patient’s daily treatment compliance and can be checked by the surgeon during follow-up visits. In 2005, we launched our newest design for our SpinaLogic product. The new, more ergonomic design is smaller, lighter and has a gently curved oval shape that conforms to the spine’s anatomy, making it more comfortable than spine bone growth stimulators previously offered by the Company. The new design incorporates the same patented CMF waveform technology that has established SpinaLogic as a convenient-to-use spinal bone growth stimulator, with a daily treatment time of 30 minutes.

Sales, Marketing and Distribution

We distribute our products through five sales channels: DonJoy, ProCare/Aircast, OfficeCare, Regeneration and International. Our DonJoy and OfficeCare channels are managed by regional general managers who are responsible for managing the sale of products across these channels. We have a vice president who is responsible for managing the sale of our Regeneration products in the U.S., a vice president who is responsible for managing the sale of our ProCare/Aircast products in the U.S. and a vice president who is responsible for managing the sale of our vascular systems products in the U.S. Sales in our international channel are managed by a vice president with an office in the United Kingdom and local country general managers in key markets. This channel consists of sales by our wholly owned foreign subsidiaries and foreign independent distributors. For the year ended December 31, 2006, no single customer represented more than 10% of our revenues.

Our Domestic Rehabilitation segment, which includes sales of our rehabilitation products through the DonJoy, ProCare/Aircast and OfficeCare sales channels discussed below, accounted for approximately 64.7% of our revenues for 2006. Our Regeneration segment, which includes sales of our regeneration products through dedicated sales specialists, certain independent distributors and the DonJoy sales channel, as discussed below, accounted for approximately 15.6% of our revenues for 2006.

We have two principal distribution centers located in Tijuana, Mexico and Indianapolis, Indiana from which products are shipped to customers in the U.S. Products destined for customers in foreign countries where we have direct subsidiaries are shipped from the Mexico distribution center, or, in the case of Canada, the Indianapolis distribution center, to smaller distribution hubs located in several of those countries for further shipment to customers. Products ordered by our independent distributors in countries in which we do not have a subsidiary are generally shipped from our Mexico facility to the distributors.

DonJoy

The DonJoy sales channel is responsible for selling rigid knee braces, pain management products, regeneration products and certain soft goods. The channel consists of approximately 340 independent commissioned sales representatives who are employed by approximately 40 independent sales agents and a few of our direct sales representatives. The DonJoy channel is primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because the DonJoy product lines generally require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs.

After a sales representative receives a product order, we generally ship and bill the product directly to the orthopedic professional, paying a sales commission to the agent. For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient. We refer to this portion of our DonJoy channel as our Insurance channel. We enjoy long-standing relationships with most of our agents and sales representatives. Under the arrangements with the agents, each agent is granted an exclusive geographic territory for sales of our products and is not permitted to market products, or represent competitors who sell or distribute products, that compete with our existing products. The agents receive a commission, which varies based on the type of product being sold. If an agent fails to achieve specified sales quotas, we may terminate the agent.

ProCare/Aircast

The ProCare/Aircast channel employs approximately 100 direct and independent representatives that manage over 380 dealers focused on primary and acute facilities. Approximately six vascular systems specialists are also included in this channel. Products in this channel consist primarily of our soft goods, vascular systems and other products, which are generally sold in non-exclusive territories to third-party distributors. These distributors include large, national third-party distributors such as Owens & Minor Inc., McKesson/HBOC, Allegiance Healthcare and Physican Sales and Service Inc., regional medical surgical dealers, and medical products buying groups that consist of a number of dealers who make purchases through the buying group. These distributors generally resell the products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients. Unlike rigid knee bracing products, our ProCare/Aircast products generally do not require significant customer education for their use. The vascular systems products are sold to hospitals and outpatient surgery centers through a combination of direct sales and third-party distributors. The pump and related equipment is typically consigned to the hospitals, and the hospitals then purchase the cuffs that are applied to each patient.

In response to the emergence of managed care and the formation of buying groups, national purchasing contracts and various bidding procedures imposed by hospitals and buying groups, we have entered into national contracts primarily for the sale of soft goods products, but often also covering our other product categories, with large healthcare providers and buying groups, such as Broadlane, Premier, HealthTrust Purchasing Group, AmeriNet Inc., Novation and U.S. Government/Military hospitals. Under these contracts, we provide favorable pricing to the buying group and, as a result, are generally designated a preferred purchasing source for the members of the buying group for specified products. Members, however, are not obligated to purchase our products. As part of our strategy, we seek to secure additional national contracts with other healthcare providers and buying groups in the future.

OfficeCare

Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we bill the patient or third-party payor after the product is provided to the patient. As of December 31, 2006, the OfficeCare program was located at over 1,000 physician offices throughout the United States. We have contracts with over 700 third-party payors for our OfficeCare products.

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

Regeneration

Our OL1000 product is sold primarily by approximately 124 sales representatives specially trained to sell the product, of which approximately 57 are employed by us and approximately 67 are employed by our independent DonJoy sales agents. The SpinaLogic product was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement, which could be unilaterally terminated by DePuy Spine with four months notice and expires by its terms in 2010. The agreement required DePuy Spine to meet annual sales minimums in order to maintain exclusivity. In January 2005, we amended the agreement with DePuy Spine to divide the U.S. into territories in which DePuy Spine had exclusive sales rights and non-exclusive territories in which we engaged in our own sales efforts or retained another sales agent. Commencing early in 2006, the agreement with DePuy Spine became a non-exclusive arrangement for the entire U.S. This permits us to sell the SpinaLogic product directly or through other independent sales representatives in all territories where we choose to do so. For most BGS products we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.

International

We market our products in over 70 countries outside the United States, primarily countries in Europe as well as in Canada, Japan and Australia. International sales are currently made through two distinct channels: independent third-party distributors and through wholly owned foreign subsidiaries. The International sales channel accounted for approximately 19.7% of our revenues for 2006. In connection with our 2006 acquisitions of Axmed and Aircast, we have increased the size and scale of our international business. We believe that future opportunities for sales growth within international markets are significant. To this end, we have either established or acquired direct sales subsidiaries in Canada, the United Kingdom, France, Germany, Denmark, Italy and Spain. These wholly owned subsidiaries have enabled us to obtain higher gross margins on our products than we would have obtained on sales through third-party distributors. In addition, we believe that more direct control of the distribution network in these countries will allow us to accelerate the launch of new products and product enhancements.

Manufacturing

Nearly all of our rehabilitation products, except those acquired with the Axmed acquisition, are manufactured in Tijuana, Mexico. We operate a 225,000 square foot leased manufacturing facility in Tijuana, Mexico. In Vista, California we manufacture our custom rigid knee bracing products, which remain in the U.S. primarily to facilitate quick turn-around on custom orders, our Regeneration product lines and, effective December 2006, the pump portion of our vascular systems products. Within our Vista and Tijuana facilities, we operate a vertically integrated manufacturing and cleanroom packaging operation and are capable of producing a majority of our subassemblies and components in-house. These include metal stamped parts, injection molding components and fabric-strapping materials. We also have extensive in-house tool and die fabrication capabilities, which provide savings in the development of typically expensive tools and molds as well as flexibility to respond to and capitalize on market opportunities as they are identified. In connection with our January 2006 acquisition of Axmed, we now have manufacturing capabilities in Tunisia, which, although on a smaller scale, are very similar to our manufacturing capabilities in Mexico. Most of the soft goods products we currently sell in France are manufactured in Tunisia.

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

Competition

The non-operative orthopedic and spine markets are highly competitive and fragmented. Our competitors include several large, diversified orthopedic companies and numerous smaller niche companies. Some of our competitors are part of corporate groups that have significantly greater financial, marketing and other resources than we do. Our primary competitors in the rigid knee bracing market include companies such as Ossur hf., Orthofix International, N.V., Bledsoe Brace Systems and Townsend Industries Inc. In the soft goods products market, our competitors include Biomet, Inc., DeRoyal Industries, Ossur hf. and Zimmer Holdings, Inc. In the pain management products market, our competitors include I-Flow Corp., Orthofix and Stryker Corporation. In the nonunion bone growth stimulation market, our competitors include Orthofix, Biomet and Smith & Nephew, and in the spinal fusion market we compete with Biomet and Orthofix. Several competitors have initiated stock and bill programs similar to our OfficeCare program.

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

Intellectual Property

Our most significant intellectual property rights are our patents and trademarks, including our brand names, and proprietary know-how. We own or have licensing rights to approximately 316 U.S. and foreign patents and approximately 115 pending patent applications. We anticipate that we will apply for additional patents in the future as we develop new products and product enhancements.

Some of our significant patents include the custom contour measuring instrument, which serves as an integral part of the measurement process for patients using our customized ligament and osteoarthritic braces. In addition, we own patents covering a series of hinges for our rigid knee braces, as well as pneumatic pad design and production technologies (which utilize air inflatable cushions that allow the patient to vary the location and degree of support) used in rigid knee braces such as the Defiance ligament brace. We also have patents relating to our osteoarthritic braces and specific mechanisms in a number of our products, and we license patents on an exclusive basis covering the combined magnetic field technology used in our BGS products.

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

Employees

As of December 31, 2006, we had approximately 3,000 employees. Approximately 28% of our employees work in the U.S., 63% of our employees work in Mexico and 9% are located in various other countries, primarily in Europe. Our employees are not unionized. We have not experienced any strikes or work stoppages, and management considers its relationships with our employees to be good.

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

Class II devices also are subject to the General Controls, and most require premarket demonstration of adherence to certain performance standards or other special controls in order to receive marketing clearance from the FDA. Premarket review and clearance by the FDA for these devices may be accomplished through the 510(k) premarket notification procedure. When a 510(k) is required, the manufacturer must submit to the FDA a premarket notification submission demonstrating that the device is “substantially equivalent” in technology, intended use, safety and effectiveness to either a device that was legally marketed prior to May 28, 1976 (the date upon which the Medical Device Amendments of 1976 were enacted) or another commercially available, similar device that was subsequently cleared through the 510(k) process. By regulation, the FDA is required to respond to a 510(k) premarket notification within 90 days of submission. As a practical matter, clearances can take significantly longer. If the FDA determines that the device, or its intended use, is not “substantially equivalent” to a previously-cleared device or use, the FDA will place the device, or the particular use of the device, into Class III, and the device sponsor must then fulfill more rigorous premarket review requirements.

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

Medical devices can be marketed only for the indications for which they are cleared or approved. Modifications to a previously cleared or approved device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use, design or manufacture require a 510(k) clearance, premarket approval supplement or new premarket approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturers’ determination. We have modified various aspects of our devices in the past and determined that new approvals, clearances or supplements were not required. Nonetheless, the FDA may disagree with our conclusion that clearances or approvals were not required for particular products and may require approval or clearances for such past or any future modifications or to obtain new indications for our existing products. Such submissions may require the submission of additional clinical or preclinical data and may be time consuming and costly, and may not ultimately be cleared or approved by the FDA. Also, in these circumstances, we may be required to cease distribution of the modified product, the devices may be subject to seizure by FDA or to a voluntary or mandatory recall, and we also could be subject to significant regulatory fines and penalties.

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

Third-Party Reimbursement

Our products generally are prescribed by physicians and are eligible for third-party reimbursement. An important consideration for our business is whether third-party coverage and payment amounts will be adequate, since this is a factor in our customers’ selection of our products. We believe that third-party payors will continue to focus on measures to contain or reduce their costs through managed care and other efforts. Medicare policies are important to our business because third-party payors often model their policies after the Medicare program’s coverage and reimbursement policies.

Healthcare reform legislation in the Medicare area has focused on containing healthcare spending. For example, the Medicare Prescription Drug, Improvement and Modernization Act of 2003, or the Modernization Act, provides for a number of revisions to payment methodologies and other standards for items of durable medical equipment and orthotic devices under the Medicare program.

First, under the Modernization Act, the payment amounts for orthotic devices (2004 through 2006) and certain durable medical equipment (2004 through 2008) will no longer be increased on an annual basis. The freeze does not affect Class III devices such as bone growth stimulators, however.

Second, a competitive bidding program is scheduled to be phased in to replace the existing fee schedule payment methodology beginning in 2007. Under the Modernization Act, off-the-shelf orthotic devices and other non-Class III devices are subject to the program. The competitive bidding program is scheduled to begin in ten high-population metropolitan statistical areas during 2007 and, in 2009, is to be expanded to 80 metropolitan statistical areas (and additional areas thereafter). Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. On April 24, 2006, the Centers for Medicare and Medicaid Services, or CMS, the

agency responsible for administering the Medicare program, published a proposed rule to implement the competitive bidding program. The proposed rule includes, among other things, proposals regarding how CMS will determine which products and which metropolitan statistical areas of the United States will be subject to competitive bidding, how CMS plans to award contracts and how it will evaluate bids and set payment rates. The products to be included in the first phase of bidding were not announced, but a final rule is expected shortly.

Third, pursuant to the Modernization Act, CMS published quality standards in August 2006 that apply to all suppliers submitting claims for payment for items of durable medical equipment, prosthetics, orthotics and supplies under Medicare Part B, which includes claims that we and many of our customers submit for our products. The quality standards include business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers, as well as product-specific standards, such as those for customized orthotics products, which focus on product specialization and service standards for such items. These quality standards will be applied by recognized independent accreditation organizations. In November 2006, CMS published a list of the selected accreditation organizations that may accredit suppliers. We will be required to become accredited to continue to bill Medicare as a supplier, and we have begun that process.

Fourth, the Modernization Act authorizes clinical conditions for payment to be established.

Fifth, the Modernization Act mandated that the Government Accountability Office (GAO) make a recommendation to Medicare in 2006 regarding the 2007 fee schedule update for bone growth stimulators. In 2006, the GAO issued a recommendation that no increase in reimbursement levels for these devices should be made in 2007, and CMS has not made any such increase.

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

On February 11, 2003, CMS made effective an interim final regulation implementing “inherent reasonableness” authority, which allows the agency and its contractors to adjust payment amounts by up to 15% per year for certain items and services when the existing payment amount is determined to be grossly excessive or grossly deficient. CMS may make a larger adjustment each year if it undertakes prescribed procedures. The Modernization Act clarified that the use of inherent reasonableness authority is precluded for devices provided under competitive bidding. CMS finalized the inherent reasonableness regulation in December 2005, with an effective date of February 13, 2006, and essentially kept in place the policies in the interim final regulation. We do not know what impact inherent reasonableness and competitive bidding will have on us or the reimbursement of our products.

Beyond changes in reimbursement codes and payment methodologies, the movement, both domestically and in foreign countries, toward healthcare reform and managed care may continue to result in downward pressure on product pricing. Net revenues from third-party reimbursement accounted for approximately 26%, 32% and 31% of our historical net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Medicare reimbursement consisted of approximately 13% of our historical net revenues from third-party reimbursement or approximately 3% of our total historical net revenues for the year ended December 31, 2006.

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

Anti-kickback and Fraud Laws.   Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, which are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit persons from knowingly and willfully soliciting, receiving, offering or providing remuneration directly or indirectly to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, waiver of payments, and providing anything at less than its fair market value. HHS has issued regulations, commonly known as safe harbors, that set forth certain provisions which, if fully met, will assure healthcare providers and other parties that they will not be prosecuted under the Medicare Fraud and Abuse Statute. In addition, the HHS Office of Inspector General is authorized to issue advisory opinions regarding the interpretation and applicability of the Medicare Fraud and Abuse Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. The penalties for violating the Medicare Fraud and Abuse Statute include imprisonment for up to five years, fines of up to $25,000 per violation and possible exclusion from federal healthcare programs such as Medicare and Medicaid. Many states have adopted prohibitions similar to the Medicare Fraud and Abuse Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not only by the Medicare and Medicaid programs.

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

We also are subject to surveys of our physical location for compliance with applicable supplier standards. The failure to effect corrective action to address identified deficiencies, or to obtain, renew or maintain any of the required regulatory approvals, certifications or licenses could adversely affect our business, results of operations or financial condition and could result in our inability to offer our products and services to patients insured by the programs.

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

In April 2006, we acquired Aircast Incorporated, a New Jersey based orthopedics company that manufactures and markets ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems. We have recently completed the process of integrating all of the manufacturing operations of Aircast into our existing facility in Tijuana, Mexico, and absorbing or relocating the U.S. general and administrative, product development and marketing functions of Aircast to our facilities in Indianapolis, Indiana and Vista, California. The sales and distribution resources of Aircast have been integrated into our sales and distribution network, and we have combined Aircast operations in Europe with our existing operations of ours in various countries. Our ability to manage these integrated activities and to realize any synergies from the transaction are subject to numerous risks and uncertainties, including the following:

•       we may experience difficulty in managing the production of Aircast products in our Mexico facility and training our work force in these new products;

•       we may have difficulty in establishing new or revised arrangements with the sources of supply of components and raw material for the Aircast products;

•       our existing resources in customer support, product development, quality and billing and collections may prove to be  inadequate to address the Aircast business, and new or relocated employees may need to be trained and integrated into our systems and processes;

•       we may experience issues related to our recent integration of the Aircast business into our existing information technology systems;

•       we may have difficulty retaining the sales and distribution resources of Aircast within our sales and distribution   organization;

•       we may experience problems related to the recent integration of our operations with those of Aircast in several countries in Europe; and

•       we may not be able to retain the loyalty and business of Aircast customers or realize selling synergies between the two companies.

Our ability to avoid the risk factors listed above and others will determine our success in realizing the cost savings and other synergies we expect from the acquisition. Our failure to realize those synergies, or to grow the Aircast business along with our business in the manner that we expect, will adversely impact our operating results.

We intend to pursue, but may not be able to identify, finance or successfully complete, other strategic acquisitions.

Our growth strategy will continue to include the pursuit of acquisitions, both domestically and, in particular, internationally. We may not be able to identify acceptable opportunities or complete acquisitions of targets identified in a timely manner or on acceptable terms. Acquisitions involve a number of risks, including the following:

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

In addition, we may require additional debt or equity financing for future acquisitions, and such financing may not be available or on favorable terms, if available at all. We may not be able to successfully integrate or operate profitably any new business we acquire, and we cannot assure you that any such acquisition will meet our expectations. Finally, in the event we decide to discontinue pursuit of a potential acquisition, we will be required to immediately expense all costs incurred in pursuit of the possible acquisition that could have an adverse effect on our results of operations in the period in which the expense is recognized

Weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2006 with regard to inventory that was in transit from the Aircast facilities in New Jersey to our facilities in Indianapolis and Tijuana, Mexico as a part of the integration of the Aircast business into our business operations. We did not perform adequate detailed procedures with respect to such inventory and failed to adequately reconcile the related intercompany transactions. See “Item 9A—Controls and Procedures” for a more complete description of this material weakness.

We have remediated this material weakness with a detailed analysis and reconciliation of the in-transit inventory and related intercompany accounts. We cannot assure you that additional control deficiencies or material weaknesses will not be identified by our management or independent registered public accounting firm in the future, including in connection with the integration of our Aircast acquisition, Axmed acquisition or other acquisitions we may consummate in the future. In addition, even after having taken these remediation steps, our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. Failure to achieve adequate internal control over financial reporting could adversely affect our business operations and financial position.

If we do not effectively manage our growth, our existing infrastructure may become strained, and we may be unable to increase sales of our products or generate revenue growth.

The growth that we have experienced, and in the future may experience, including due to acquisitions may provide challenges to our organization, requiring us to expand our personnel, manufacturing and distribution operations. Future growth may strain our infrastructure, operations, product development and other managerial and operating resources. If our business resources become strained, we may be unable to increase sales of our products or generate revenue growth.

Changes in the regulatory status of our BGS products could adversely affect the operations and financial results of our Regeneration business.

In February 2005, a petition was filed with the US Food and Drug Administration (“FDA”) seeking to reclassify non-invasive bone growth stimulator devices from Class III to Class II. Although our BGS products that utilize combined magnetic field technology were subsequently excluded from the petition, if the petition were to succeed, new market entrants could seek clearance of a BGS device using other technologies through the 510(k) process (as opposed to the PMA process). This would likely increase competition from new products in the electrical bone growth stimulation device business which could result in downward price pressures on our products and business. The FDA referred the petition to the Orthopaedic and Rehabilitation Devices Advisory Panel (the Panel), which consists of medical professionals with recognized expertise in BGS technology, and requested the Panel’s recommendation regarding whether the FDA should deny or approve the petition. On June 2, 2006, the Panel held a public meeting regarding the petition. At the close of the meeting, the Panel, by a vote of 4 to 2, recommended that the FDA deny the petition, meaning that the Panel believes that BGS devices should remain in Class III and should continue to be subject to the PMA process. In a Federal Register notice issued on January 17, 2007, FDA indicated that, based on the currently available information, the Agency concurred with the recommendations of the Advisory Panel, but also asked for public comments on the matter. We therefore continue to actively oppose the reclassification of BGS products until the FDA renders a final decision on the petition. We cannot be certain of the outcome of this regulatory matter, and an adverse outcome could impact our ability to grow sales and realize profits in our Regeneration business. Furthermore, we cannot be sure that other regulatory changes will not be proposed or implemented that adversely impact our Regeneration business. See additional risk factors under the heading “Risks Relating to Government Regulation” below.

We have outsourced certain administrative functions relating to our OfficeCare and Insurance channels to a third-party contractor and this arrangement may not prove successful.

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients. In our Insurance channel, we provide products, principally custom-made rigid knee braces, directly to patients. In both situations, we bill patients or their third-party payors after the product is provided to the patient. We outsource the revenue cycle of this program, from billing to collections, to an independent third-party contractor. Our outsource contractor has undergone significant changes in their business operations in the last year, including locating some administrative functions overseas, in order to improve performance from order entry to collections.  We are also working closely with them to upgrade the software system used in these revenue cycle processes.  The inability of this provider to upgrade its processes and demonstrate improved billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare and Insurance channels.

We rely on intellectual property to develop and manufacture our products and our business could be adversely affected if and when we lose our intellectual property rights.

We hold or license U.S. and foreign patents relating to a number of our components and products and have patent applications pending with respect to other components and products. We also expect to apply for additional patents as we deem appropriate. We believe that many of our patents are, and will continue to be, extremely important to our success.

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

Some of our important suppliers are in China and other parts of Asia and provide us predominately finished soft goods products. In fiscal year 2006, we obtained approximately 15% of our total purchased materials from suppliers in China and other parts of Asia. Political and economic instability and changes in government regulations in these areas could affect our ability to continue to receive materials from our suppliers there. The loss of our suppliers in China and other parts of Asia, any other interruption or delay in the supply of our required materials or our inability to obtain these materials at acceptable prices and within a reasonable amount of time could impair our ability to meet scheduled product deliveries to our customers and could hurt our reputation and cause customers to cancel orders.

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

We sell products in foreign currency through our foreign subsidiaries. The U.S. dollar equivalent of international sales denominated in foreign currencies in fiscal years 2006, 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries. The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same periods. In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results.

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

Since 2002, we have been implementing a strategy to selectively replace our third-party international distributors with wholly owned distributorships, and in 2006 we increased the portion of our revenues that is international to approximately 20% as a result of the Axmed and Aircast acquisitions and growth generally in international markets. We have subsidiaries in several foreign countries and plan to continue to expand our international business.  Our foreign activities require experienced management in each subsidiary who are familiar with the market dynamics in the particular country and overall operational, financial, administrative and sales management to oversee the international business. We have added significant capability in this regard during 2006, but are still in the process of adding certain of the management resources we need. We also are in the process of identifying and securing additional financial and operational controls for the international business. We cannot assure you that we will be able to successfully complete our international management team on a timely basis or secure and maintain adequate organizational controls in our foreign operations or that our international strategy will result in increased revenues or profitability.

Our concentration of manufacturing operations in Mexico increases our business and competitive risks.

Other than a relatively small manufacturing operation in Tunisia acquired in the recent Axmed acquisition and other than the manufacturing of our BGS products, our custom rigid knee braces and certain of our vascular products that is conducted in Vista, California, all of our manufacturing activities are carried out in our facility in Tijuana, Mexico. These operations are subject to risks of political and economic instability inherent in activities conducted in foreign countries. In addition, as a result of this concentration of manufacturing activities, our sales in foreign markets may be at a competitive disadvantage to products manufactured locally due to freight costs, custom and import duties and favorable tax rates for local businesses. In order to reduce the risk involved in the concentration of most of our manufacturing activities in one foreign jurisdiction and to compete successfully with foreign manufacturers, we may be required to open or expand manufacturing operations abroad, which would be costly to implement and may not effectively reduce the risk of doing business in foreign countries. We may not be able to successfully operate additional offshore manufacturing operations.

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

We are dependent on the continued services of our senior management team, who have made significant contributions to our growth and success. Leslie H. Cross, our President and Chief Executive Officer, for example, has worked for us for nearly 17 years and helped lead our 1999 recapitalization and transition from ownership by Smith & Nephew to a stand-alone company. The loss of any one or more members of our senior management team could have a material adverse effect on us.

Any claims relating to our improper handling, storage or disposal of wastes could be time consuming and costly.

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water, and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations. We became the tenant of a New Jersey factory as a result of the Aircast acquisition and that factory is the site of an environmental clean-up project that is currently being performed by a prior tenant. Also, contamination may be found to exist at our current, former or future facilities, including the facility in Tempe, Arizona that we occupied following the Regeneration acquisition, or off-site locations where we have sent wastes. We could be held liable for such contamination, which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales will decline.

Nearly all of our rehabilitation products are manufactured in our new facility in Tijuana, Mexico, with a number of products for the European market manufactured in our recently-acquired Tunisian facility. The products that are still manufactured in Vista, California consist of our custom rigid bracing products, which remain in the U.S. to facilitate quick turn-around on custom orders and the Regeneration product line. These facilities and the manufacturing equipment we use to produce our products would be difficult to repair or replace. Our facilities may be affected by natural or man-made disasters. If one of our facilities were affected by a disaster, we would be forced to rely on third-party manufacturers or shift production to another manufacturing facility. In such an event, we would face significant delays in manufacturing which would prevent us from being able to sell our products. In addition, our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Medical devices may only be marketed for the indications for which they are approved or cleared. We may be required to obtain additional new premarket approvals, premarket approval supplements or 510(k) clearances to market additional products or for new indications for or modifications to our existing products. We cannot be certain that we would obtain additional premarket approvals or 510(k) clearances in a timely manner or at all. We have modified various aspects of our devices in the past and we determined that new approvals, supplements or clearances were not required. The FDA may not agree with our decisions not to seek approvals, supplements or clearances for particular device modifications. If the FDA requires us to obtain premarket approvals, supplement approvals or 510(k) clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and marketing the modified device or to recall such modified device until we obtain FDA clearance or approval and we may be subject to significant regulatory fines or penalties. In addition, there can be no assurance that the FDA will clear or approve such submissions in a timely manner, if at all.

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

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil or criminal penalties, and the off-label use of our products may result in injuries that lead to product liability suits, which could be costly to our business.

The FDA and other regulatory agencies actively enforce regulations prohibiting the promotion of a medical device for a use that has not been cleared or approved by FDA. Use of a device outside its cleared or approved indications is known as “off-label” use. Physicians may use our products for off-label uses, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of injury to patients, and, in turn, the risk of product liability claims. Product liability claims are expensive to defend and could divert our management’s attention and result in substantial damage awards against us.

Changes in United States coverage and reimbursement policies for our products by third-party payors or reductions in reimbursement rates for our products could adversely affect our business and results of operations.

Our products are sold to healthcare providers and physicians who may receive reimbursement for the cost of our products from private third-party payors and, to a lesser extent, from Medicare, Medicaid and other governmental programs. In certain circumstances, such as for our Regeneration products and the products sold through our OfficeCare program, we submit claims to third-party payors for reimbursement. Our ability to sell our products successfully will depend in part on the purchasing and practice patterns of healthcare providers and physicians, who are influenced by cost containment measures taken by third-party payors. Limitations or reductions in third-party coverage and reimbursement of our products can have a material adverse effect on our sales and profitability.

The United States Congress and state legislatures from time-to-time consider reforms in the healthcare industry that may modify reimbursement methodologies and practices, including controls on spending by the Medicare and Medicaid programs. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business. Many private health insurance plans model their coverage and reimbursement policies after Medicare policies. Therefore, congressional or regulatory measures that reduce Medicare reimbursement rates could cause private health insurance plans to reduce their reimbursement rates for our products, which could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to prescribe less expensive products introduced by us and our competitors.

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated that affect Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators. These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions. Our Class III bone growth stimulator devices, for example, are not affected by the reimbursement level freeze and are not subject to competitive bidding. The Modernization Act, however, does subject off-the-shelf orthotic devices to competitive bidding. Under competitive bidding, which is scheduled to be phased in during 2007, Medicare will change its approach to reimbursing certain items and services of durable medical equipment, orthotics, prosthetics and supplies covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

The Centers for Medicare and Medicaid Services, or CMS, issued proposed regulations regarding the implementation of competitive bidding on April 24, 2006. The proposed regulations include, among other things, proposals regarding how CMS will determine which products and which metropolitan statistical areas of the United States will be subject to competitive bidding. The proposed regulations also describe how CMS plans to award contracts and how it will evaluate bids and set payment rates. CMS also proposed a regulation to revise the methodology the agency would use to price new products not included in competitive bidding. In addition, the proposed regulations define off-the-shelf orthotics as orthotics that “require minimal self-adjustment for appropriate use and do not require expertise in trimming, bending, molding, assembling, or customizing to fit the individual.” CMS further proposes that “minimal self-adjustment” would mean “adjustments that the beneficiary, caretaker for the beneficiary, or supplier of the device can perform without the assistance of a certified orthotist.” CMS has not yet published a final regulation or list of reimbursement codes subject to competitive bidding and, until the agency does so, significant uncertainty remains as to how the competitive bidding program will be implemented and which, if any, of our products will be subject to competitive bidding. The proposed regulations do not provide us with sufficient details to assess the impact that competitive bidding and other elements of the rule would have on our business.

In addition, on December 13, 2005, CMS finalized its interim final regulation implementing “inherent reasonableness” authority, effective February 13, 2006. The final inherent reasonableness regulation essentially keeps in place policies first announced in 2002 in the earlier interim final regulation. The regulation allows the agency and its contractors to make adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient. The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount. Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount. The Modernization Act clarified that the use of inherent reasonableness authority is precluded for devices provided under competitive bidding.

When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

We cannot assure you that third-party coverage or reimbursement for our products will continue to be available or at what rate such products will be reimbursed. Failure by users of our products to obtain sufficient coverage and reimbursement from third-party payors for our products or adverse changes in governmental and private payors’ policies toward coverage and reimbursement for our products could have a material adverse effect on our results of operations.

Changes in international regulations regarding coverage and reimbursement for our products could adversely affect our business and results of operations.

Similar to our domestic business, our success in international markets also depends upon coverage and reimbursement of our products through government-sponsored healthcare payment systems and third-party payors, the portion of cost subject to reimbursement, and the cost allocation between the patient and government-sponsored healthcare payment systems and third-party payors. Coverage and reimbursement practices vary significantly by country, with certain countries requiring products to undergo a lengthy regulatory review in order to be eligible for third-party coverage and reimbursement. In addition, healthcare cost containment efforts similar to those that we face in the United States are prevalent in many of the foreign countries in which our products are sold, and these efforts are expected to continue in the future, possibly resulting in the adoption of more stringent standards. Any developments in our foreign markets that eliminate or reduce reimbursement rates for our products could have an adverse effect on our ability to sell our products or cause our orthopedic professional customers to use less expensive products in these markets.

Medicare laws mandating new supplier quality standards and conditions for coverage could adversely impact our business.

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards. Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators and orthotics and that has a supplier number will also be subject to new quality standards as a condition of receiving payment from the Medicare program. On August 14, 2006, CMS finalized its supplier quality standards, and in November 2006, CMS published a list of recognized independent accreditation organizations that may accredit suppliers as meeting the quality standards. We will be required to become accredited to continue to bill Medicare as a supplier, and we have begun that process.

The final quality standards include business-related standards, such as financial and human resources management standards, which would be applicable to all durable medical equipment, orthotics and prosthetics suppliers. The final quality standards also contain certain product-specific standards, including several standards related to customized orthotics products, which focus on product specialization and service standards for such items. The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment, including establishing types or classes of covered items that require a prescription and a face-to-face examination of the individual by a physician or practitioner. CMS has proposed to expand the face-to-face visit requirement for clinical conditions of coverage to prosthetics, orthotics and supplies (POS), because the agency believes that items of POS require the same level of medical intervention and skill as durable medical equipment. These new supplier quality standards and proposed clinical conditions for payment could affect our ability to bill Medicare, could limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products. We also cannot assure you that we will become accredited under the new quality standards on a timely basis or at a reasonable cost.

Healthcare reform, managed care and buying groups have put downward pressure on the prices of our products.

The development of managed care programs in which the providers contract to provide comprehensive healthcare to a patient population at a fixed cost per person (referred to as capitation) has put pressure on, and is expected to continue to cause, healthcare providers to lower costs. One result has been, and is expected to continue to be, a shift toward lower-priced products, and any such shift in our product mix to lower margin, off-the-shelf products could have an adverse impact on our operating results. For example, in our rigid knee-bracing segment, we and many of our competitors are offering lower-priced, off-the-shelf products in response to managed care customers.

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

In response to pressure from certain groups (mostly orthopedic practitioners), the United States Congress and state legislatures have periodically considered proposals that limit the types of orthopedic professionals who can fit or sell our orthotic device products or who can seek reimbursement for them. Several states have adopted legislation which imposes certification or licensing requirements on the measuring, fitting and adjusting of certain orthotic devices. Although some of these state laws exempt manufacturers’ representatives, other states’ laws subject the activities of such representatives to certification or licensing requirements. Additional states may be considering similar legislation. Such laws could limit our potential customers in those jurisdictions in which such legislation or regulations are enacted. We may not be successful in opposing the adoption of such legislation or regulations and, therefore, such laws could have a material adverse effect on our business.

In addition, efforts have been made to establish similar requirements at the federal level for the Medicare program. For example, in 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). BIPA contained a provision requiring, as a condition for payment by the Medicare program, that certain certification or licensing requirements be met for individuals and suppliers furnishing certain, but not all, custom-fabricated orthotic devices. Although CMS has not implemented this requirement, we cannot predict the effect of implementation of BIPA or implementation of other such laws will have on our business.

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

As part of our business structure, we submit claims directly to and receive payments directly from the Medicare and Medicaid programs. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Medicare contractors and Medicaid agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically receive requests for documentation during governmental audits of individual claims either on a pre-payment or post-payment basis. As a result of such audits, we may be subject to requests for refunds. We cannot assure you that such reviews and/or other audits of our claims will not result in material delays in payment, material recoupments or denials, which could reduce our revenue or profits.

Risks Related to our Debt

We substantially increased our indebtedness in connection with the Aircast acquisition.

In order to finance the purchase price of the Aircast acquisition and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit. Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. Our increased indebtedness could limit our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, product development or acquisitions. As of December 31, 2006, the balance outstanding under the term loan was $327.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.

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

Item 1B.               Unresolved Staff Comments

We have received no written comments from the Commission staff regarding our periodic or current reports under the Exchange Act of 1934 less than 180 days before the end of our fiscal year ended December 31, 2006 that remain unresolved.

Item 2.                        Properties

We are headquartered in Vista, California and operate manufacturing locations in Vista, California, Tijuana, Mexico and Sfax, Tunisia. We are party to a 15-year lease for our corporate headquarters in Vista, California. Our manufacturing facility located in Tijuana, Mexico is approximately 60 miles from Vista and consists of a 225,000 square foot built-to-suit factory. We lease distribution facilities in Indianapolis, Indiana, Tijuana, Mexico and several European countries to distribute our products to our customers. The following table summarizes the largest properties we lease as of December 31, 2006.

Location	Use(1)	Owned/Leased	Lease Termination Date	Size (Square Feet)
Vista, California	Corporate Headquarters & Manufacturing	Leased	August 2021	111,639
Tijuana, Mexico	Manufacturing Facility	Leased	September 2014	225,000
Tijuana, Mexico	Distribution	Leased	September 2016	58,400
Indianapolis, Indiana	Distribution	Leased	October 2016	109,782
Sfax, Tunisia	Manufacturing Facility	Leased	December 2008	24,500
Anglet, France	Office & Distribution	Leased	January 2012	16,000
Neudrossenfeld, Germany	Office & Distribution	Leased	December 2007	14,300
Guildford, United Kingdom	Office & Distribution	Leased	July 2016	8,234
Mississauga, Canada	Office & Distribution	Leased	March 2010	8,628

(1)          Our leases in Vista, California serve all of our business segments and our Tijuana, Mexico lease serves our Domestic Rehabilitiation and International segments. The Indianapolis, Indiana distribution center is used for our Domestic Rehabilitation segment and the Canadian portion of our International segment. Our German, French, United Kingdom, Canadian and Tunisian facilities are used for our International segment only.

We also lease a total of approximately 32,500 square feet of aggregate warehouse and office space in Phoenix, Arizona; Mystic, Connecticut; Bolzano, Italy; Irun, Spain; Brussels, Belgium and Horsholm, Denmark. All of our facilities are leased, except for our former Aircast manufacturing facility in New Jersey and our former Aircast Germany facility, both of which were held-for-sale as of December 31, 2006. These held-for-sale facilities were vacated in connection with our integration of the Aircast business and are no longer in use.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers

The following table sets forth information with respect to our executive officers:

Name	Age	Position with DJO Incorporated
Leslie H. Cross	56	President, Chief Executive Officer and Director
Vickie L. Capps	45	Executive Vice President, Chief Financial Officer and Treasurer
Luke T. Faulstick	43	Chief Operating Officer
Louis T. Ruggiero	47	Chief Sales and Marketing Officer
Donald M. Roberts	58	Senior Vice President, General Counsel and Secretary

Leslie H. Cross has been our Chief Executive Officer and President and a member of our board of directors since our incorporation in August 2001. He served as the Chief Executive Officer and a Manager of DonJoy, L.L.C., our predecessor, from June 1999 until November 2001, and has served as President of DJO, LLC, our wholly owned operating subsidiary, or its predecessor, the Bracing & Support Systems division of Smith & Nephew, Inc. since June 1995. From 1990 to 1994, Mr. Cross held the position of Senior Vice President of Marketing and Business Development of the Bracing & Support Systems division of Smith & Nephew. He was a Managing Director of two different divisions of Smith & Nephew from 1982 to 1990. Prior to that time, he worked at American Hospital Supply Corporation. Mr. Cross earned a diploma in medical technology from Sydney Technical College in Sydney, Australia and studied business at the University of Cape Town in Cape Town, South Africa.

Vickie L. Capps joined us in July 2002 and serves as our Executive Vice President, Chief Financial Officer and Treasurer. From September 2001 until July 2002, Ms. Capps was employed by AirFiber, a privately held provider of broadband wireless solutions, where she served as Senior Vice President, Finance and Administration and Chief Financial Officer. From July 1999 to July 2001, Ms. Capps served as Vice President of Finance and Administration and Chief Financial Officer for Maxwell Technologies, Inc., a publicly traded technology company. From 1992 to 1999, Ms. Capps served in various positions, including Chief Financial Officer, with Wavetek Wandel Goltermann, Inc., a multinational communications equipment company. Ms. Capps also served as a senior audit and accounting professional for Ernst & Young LLP from 1982 to 1992. Ms. Capps is a California Certified Public Accountant and received a B.S. degree in business administration/accounting from San Diego State University.

Luke T. Faulstick currently serves as our Chief Operating Officer. He joined us as Vice President of Manufacturing in June of 2001. From 1998 to June 2001, Mr. Faulstick served as General Manager for Tyco Healthcare. From 1996 to 1998, Mr. Faulstick served as Plant Manager for Mitsubishi Consumer Electronics. In 1994, he started a contract manufacturing business that supplied products to the medical, electronic and photographic industries. Mr. Faulstick began his career in 1985 working for Eastman Kodak Company in Rochester New York where he held various positions in Engineering, Marketing, and Product Research and Development. He currently serves on the board of directors of Power Partners, Inc., a privately held power transmission manufacturer. Mr. Faulstick received a B.S. in engineering from Michigan State University and an M.S. in engineering from Rochester Institute of Technology.

Louis T. Ruggiero currently serves as our Chief Sales and Marketing Officer. Mr. Ruggiero joined us as Senior Vice President of Selling and Marketing in August 2003. Mr. Ruggiero brings more than 20 years of sales experience in medical devices, with more than half of his tenure in management roles. From 2000 to 2003, Mr. Ruggiero served as President and Chief Executive Officer of Titan Scan Technologies, a subsidiary of Titan Corporation, a leader in electron beam technology for medical device sterilization, mail sanitization and industrial processes. From 1990 to 2000, Mr. Ruggiero was employed by GE Medical Systems, a global leader in medical diagnostic imaging, healthcare IT, productivity solutions, services and financing. He most recently served as director of corporate alliances. Prior to 1990, Mr. Ruggiero was employed by Davol, Inc., a division of C.R. Bard, Inc., where he served as sales manager in the northeast district. He has also held field sales positions with American V. Mueller, a division of American Hospital Supply, and Proctor & Gamble. Mr. Ruggiero received his undergraduate degree in interpersonal communication/political science from St. John’s University and his M.B.A. from the J.L. Kellogg School of Management, Northwestern University.

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

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol DJO. The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of our common stock as reported on the New York Stock Exchange:

	High	Low
Year ended December 31, 2006:
First Quarter	$41.30	$26.69
Second Quarter	43.35	35.00
Third Quarter	43.74	34.20
Fourth Quarter	45.50	37.35
Year ended December 31, 2005:
First Quarter	$26.50	$19.84
Second Quarter	29.00	24.14
Third Quarter	30.43	23.70
Fourth Quarter	32.84	25.79

As of February 23, 2007, there were approximately 10 stockholders of record of our common stock.

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

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net revenues	$413,058	$286,167	$255,999	$197,939	$182,636
Costs of goods sold(a)	166,106	105,289	95,164	85,927	95,878
Gross profit	246,952	180,878	160,835	112,012	86,758
Operating expenses:
Sales and marketing(b)	129,081	86,241	78,984	54,067	56,216
General and administrative(c)	48,176	29,432	27,727	21,767	26,414
Research and development(d)	8,988	6,350	5,627	4,442	2,922
Amortization of acquired intangibles	15,166	4,996	4,731	464	—
Impairment of long-lived assets	—	—	—	—	3,666
Performance improvement, restructuring and other costs(e)	—	—	4,693	(497)	10,008
Total operating expenses	201,411	127,019	121,762	80,243	99,226
Income (loss) from operations	45,541	53,859	39,073	31,769	(12,468)
Prepayment premium and other costs related to debt prepayment(f)	(2,347)	—	(7,760)	—	—
Interest expense and other, net	(19,079)	(5,398)	(8,276)	(11,718)	(12,088)
Income (loss) before income taxes	24,115	48,461	23,037	20,051	(24,556)
Benefit (provision) for income taxes(g)	(11,474)	(19,263)	(9,022)	(7,980)	9,361
Net income (loss)	$12,641	$29,198	$14,015	$12,071	$(15,195)
Net income (loss) per share:
Basic	$0.55	$1.34	$0.66	$0.67	$(0.85)
Diluted	$0.54	$1.29	$0.63	$0.64	$(0.85)
Weighted average shares outstanding used to calculate per share information:
Basic	22,810	21,786	21,221	17,963	17,873
Diluted	23,522	22,699	22,209	18,791	17,873
Balance Sheet Data (at end of period):
Cash	$7,006	$1,107	$11,182	$19,146	$32,085
Total assets	668,334	304,664	306,850	320,504	237,724
Long-term obligations	327,451	47,500	95,000	174,156	109,816
Total stockholders’ equity	270,269	226,069	183,038	117,333	100,913

(a)           The year ended December 31, 2006 included $1.0 million of stock-based compensation expense associated with the adoption of SFAS No.123(R) as of January 1, 2006, $1.5 million of purchase accounting adjustments to write up acquired inventories to fair value, $8.0 million of expenses related to the integration of our Axmed and Aircast acquisitions that are not deemed to be reflective of ongoing operations, and $0.9 million of expenses related to our move to our new corporate headquarters. The year ended December 31, 2002 included aggregate charges of $5.1 million to provide reserves for excess inventories, substantially related to product lines that we discontinued in connection with our 2002 performance improvement program.

(b)          The year ended December 31, 2006 included $4.5 million of stock-based compensation expense associated with the adoption of SFAS No.123(R) as of January 1, 2006, $2.2 million of expenses related to the integration of our Axmed and Aircast acquisitions that are not deemed to be reflective of ongoing operations, and $0.4 million of expenses related to our move to our new corporate headquarters. The year ended December 31, 2002 included an aggregate increase of $6.7 million in our estimated reserves for contractual allowances and bad debts related to our accounts receivable from third-party payor customers.

(c)           The year ended December 31, 2006 included $3.6 million of stock-based compensation expense associated with the adoption of SFAS No.123(R) as of January 1, 2006, $1.2 million of expenses related to the integration of our Axmed and Aircast acquisitions that are not deemed to be reflective of ongoing operations, $0.7 million related to an arbitration concluded during the second quarter of 2006, and $0.3 million of expenses related to our move to our new corporate headquarters.

(d)          The year ended December 31, 2006 included $0.5 million of stock-based compensation expense associated with the adoption of SFAS No.123(R) as of January 1, 2006 and $0.2 million of expenses related to our move to our new corporate headquarters.

(e)           The year ended December 31, 2004 included $4.7 million in restructuring charges related to the integration of our Regeneration business and the relocation of certain manufacturing operations to Mexico. The year ended December 31, 2002 included $10.0 million in charges related to our 2002 performance improvement program, including an accrual for estimated future net rent for vacated facilities. In 2003, we decided to retain the vacant space for future expansion and reversed the remaining accrual of $0.5 million.

(f)             The year ended December 31, 2006 included charges of $2.3 million to write-off the net carrying value of debt issuance costs capitalized in connection with our previous credit agreement. The year ended December 31, 2004 included charges aggregating $7.8 million related to the redemption of all of our outstanding senior subordinated notes in June 2004. The $7.8 million charge included a prepayment premium and unamortized debt issuance costs and original issue discounts.

(g)           We recorded a tax benefit (provision) at a worldwide effective tax rate of 47.6%, 39.8%, 39.2%, 39.8% and (38.1%) on our income (loss) before income taxes for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006. The stock-based compensation expense recorded in accordance with SFAS No. 123(R) in the year ended December 31, 2006 results in a tax benefit rate of only 20.9% related to our pre-tax stock-based compensation expense of $9.7 million due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets. Marketed under the DonJoy, ProCare and Aircast brands, our broad range of over 700 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 70 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.

Recent Acquisitions

On April 7, 2006, we completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash, funded with the proceeds of a new credit agreement. We also incurred approximately $4.9 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $11.1 million of estimated costs in connection with our plan to integrate the acquired business, including severance expenses. Aircast is a leading designer and manufacturer of ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.

On January 2, 2006, we completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Axmed) for cash payments aggregating 13 million Euros (approximately $15.8 million), which included payment of certain debts of Axmed. We expect to make additional payments of 0.9 million Euros (approximately $1.2 million) to certain sellers in early 2007 based on achievement of certain revenue targets for 2006 and profitability targets for the second half of 2006. We also incurred certain transaction costs and other expenses in connection with the acquisition of approximately $0.4 million. Axmed, through wholly owned subsidiaries in France and Spain, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices including rigid knee braces and soft goods. Axmed also owned 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. In May 2006, we purchased the minority stockholders’ proportionate share of the net assets of our subsidiary in Tunisia for approximately $0.5 million and the Tunisian subsidiary became a wholly owned subsidiary.

Segments

•  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods and pain management products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 340 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because certain of the DonJoy product lines require customer education on the application and use of the product, our sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements. For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  We refer to this portion of our DonJoy channel as our Insurance channel.

Through the ProCare/Aircast sales channel, which is comprised of approximately 100 direct and independent representatives that manage over 380 dealers focused on primary and acute facilities, we sell our rehabilitation and vascular systems products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of December 31, 2006, the OfficeCare program was located at over 1,000 physician offices throughout the United States. We have contracts with over 700 third-party payors.

•       Regeneration consists of the sale of our bone growth stimulation products in the United States. Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling our OL1000 product, of which approximately 57 are employed by us. The SpinaLogic product is sold in the U.S. through a combination of direct sales representatives and sales agents, including DePuy Spine. These products are sold either directly to the patient or to independent distributors. We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•       International consists of the sale of our products in foreign countries through wholly owned subsidiaries or independent distributors. We sell our products in over 70 foreign countries, primarily in Europe, Canada, Japan and Australia.

Set forth below is net revenues, gross profit and operating income information for our reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented and (ii) restructuring costs associated with certain manufacturing moves in 2004. Information for the Domestic Rehabilitation and International segments includes the impact of purchase accounting and related amortization of acquired intangible assets related to the Aircast acquisition on April 7, 2006. Information for the International segment also includes the impact of purchase accounting and related amortization of acquired intangible assets related to the Axmed acquisition on January 2, 2006. For the years ended December 31, 2006 and 2005, Domestic Rehabilitation income from operations was reduced by amortization of acquired intangible assets amounting to $5.8 million and $0.3 million, respectively. For the years ended December 31, 2006 and 2005, International income from operations was reduced by amortization of acquired intangible assets amounting to $4.8 million and $0.1 million, respectively. For the years ended December 31, 2006, 2005 and 2004, information for the Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.6 million, $4.6 million and $4.7 million, respectively. For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2006	2005	2004
Domestic Rehabilitation:
Net revenues	$267,083	$197,279	$177,481
Gross profit	137,316	109,752	100,200
Gross profit margin	51.4%	55.6%	56.5%
Operating income	35,905	41,878	36,341
Operating income as a percent of net revenues	13.4%	21.2%	20.5%
Regeneration:
Net revenues	$64,507	$55,474	$49,658
Gross profit	59,531	49,710	43,032
Gross profit margin	92.3%	89.6%	86.7%
Operating income	14,436	14,623	7,836
Operating income as a percent of net revenues	22.4%	26.4%	15.8%
International:
Net revenues	$81,468	$33,414	$28,860
Gross profit	50,105	21,416	17,603
Gross profit margin	61.5%	64.1%	61.0%
Operating income	11,947	8,430	5,398
Operating income as a percent of net revenues	14.7%	25.2%	18.7%

Domestic Sales

Domestic sales, including all sales of our Domestic Rehabilitation and Regeneration segments, accounted for approximately 80%, 88% and 89% of our net revenues in 2006, 2005 and 2004, respectively.

International

International sales accounted for approximately 20%, 12% and 11% of our net revenues in 2006, 2005 and 2004, respectively. The following table sets forth our international net revenues as a percentage of our total net revenues, by country for the years ended December 31:

	2006	2005	2004
Germany	5.9%	3.9%	4.3%
France	4.4	0.5	0.4
Canada	2.3	2.0	1.9
United Kingdom	2.0	1.2	1.0
Italy	0.7	0.4	0.6
Japan	0.5	0.7	0.7
Other countries	3.9	3.0	2.4
Total international sales	19.7%	11.7%	11.3%

The “Other countries” category consists primarily of sales in Denmark, Belgium, Sweden, Australia and Spain.

International sales are made primarily through two distinct channels: independent third-party distributors and through our wholly owned foreign subsidiaries. Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2006, 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries. The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same periods. In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. We had no such hedges at December 31, 2006.

Our Strategy

Our strategy is to increase revenues and profitability and enhance cash flow by strengthening our market leadership position. Our key initiatives to implement this strategy include:

•       Increase our Lead in the Domestic Rehabilitation Market Segment.   We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

–       Introduce New Products and Product Enhancements.   We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform. In the year ended December 31, 2006, we launched 20 new products. We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage. We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

–       Increase Sales Force Productivity.   We have integrated the Aircast sales force into our existing sales organization and focused its various elements on specific targeted customers. Our sales representatives will generally have a targeted customer base and a broad product offering for those customers. For example, the DonJoy sales force focuses on orthopedic and podiatry offices, orthotists, and athletic trainers, while the Aircast and ProCare sales force concentrates primarily on hospitals and third party distributors. With our focused sales organization and a sales compensation plan in place to incentivize all the sales representatives to sell the full range of products we offer, we believe that we can encourage cross-selling and increase the productivity of the entire sales force.

–       Expand Our OfficeCare and Insurance Channels.   Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we bill the patient or third-party payor after the product is provided to the patient. Through our Insurance channel, we also provide our custom knee braces and certain other products directly to patients and bill the patient or the patient’s third party payor. Our OfficeCare and Insurance channels currently cover over 1,000 physician offices encompassing over 4,000 physicians. We believe that our OfficeCare and Insurance channels serve a growing need among orthopedic practices to improve inventory management and patient service. Expanding our OfficeCare and Insurance channels also permits us to increase our weighted-average selling prices, as the units sold through these channels are billed to insurance companies and other third-party payors at higher prices than units sold through most of our other sales channels. Accordingly, our OfficeCare and Insurance initiatives represent an opportunity for sales growth based on increases in both unit volume and average selling prices. We intend to expand our OfficeCare and Insurance channels into more large orthopedic offices, thereby increasing the number of potential customers to whom we sell our products. In the year ended December 31, 2006, we added approximately 214 new offices to our OfficeCare and Insurance channels, net of account terminations.

–       Maximize Existing and Secure Additional National Accounts.   We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts. In the year ended December 31, 2006, we signed or renewed five significant national contracts; including a new three-year sole source contract with Consorta, Inc. for all of our bracing and soft goods products, a new private label contract with Amerinet, Inc. for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane, Inc. for all of our soft goods, bracing and cold therapy products, a renewal of our multi-source agreement with Premier Purchasing Partners, L.P. for all of our bracing, soft goods, cold therapy and BGS products, and a renewal of our sole source bracing agreement with Healthtrust Purchasing Group, L.P. In addition, we successfully added Aircast products to each of these national contracts.

•       Grow Our Regeneration Business.   We have increased the number of regeneration sales specialists dedicated to selling our OL1000 BGS product, and we have aligned these specialists with our DonJoy sales force. We believe these specialists will be able to use the established relationships of our DonJoy sales representatives to enhance sales of the OL1000 product. Our distribution arrangement with DePuy Spine became non-exclusive beginning in March 2006, permitting us to sell our SpinaLogic BGS product through our own sales representatives or other independent sales representatives in all territories where we choose to do so. We have added additional selling resources in those geographical parts of the country where sales were not meeting our expectations. We believe our patented Combined Magnetic field technology has features that make our BGS products significantly easier for patients to use than our competitors’ products. We believe that our new selling strategies for our Regeneration segment and our technology advantages will permit us to maintain or improve our growth in this business.

•       Expand International Sales.   Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity, and we intend to continue to develop direct distribution capabilities in selected additional foreign markets. We also believe we can increase our international revenues by expanding the number of our products we sell in international markets. Historically, we have sold only a limited range of our products in our international markets. Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our BGS products in our International segment. In January 2006, we completed the Axmed acquisition, as discussed in Note 3 to the consolidated financial statements included in Part II, Item 8, herein, which increased our international revenues in France. The Aircast acquisition in April 2006 (discussed below and in Note 3 to the consolidated financial statements included in Part II, Item 8, herein) also substantially increased our international revenues, especially in Germany, France, the United Kingdom and Canada. For the year ended December 31, 2006, international sales increased to 19.7% of our revenues, compared to 11.7% for the year ended December 31, 2005.

•       Pursue Selective Acquisitions.   We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenues and profitability. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. Since the beginning of 2005, we have completed four acquisitions, all of which meet  or are expected to meet these criteria: our acquisition of substantially all of the assets of Superior Medical Equipment, LLC (SME acquisition) and our acquisition of substantially all of the assets of the orthopedics soft goods business of Encore Medical, L.P. (OSG acquisition), both of which were completed in 2005, as well as the Axmed acquisition in January 2006 and the Aircast acquisition in April 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangible assets and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and this discussion and analysis of our financial condition and results of operations:

Provision for Contractual Allowances and Doubtful Accounts.   We maintain provisions for estimated contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2006 and 2005, we reserved for and reduced gross revenues from third-party payors, excluding those related to our Regeneration business, by between 30% and 38% for estimated allowances related to these contractual reductions. For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 33% to 39% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 74% of our net revenues for the year ended December 31, 2006 and approximately 55% of our net accounts receivable at December 31, 2006. We have historically experienced write-offs of less than 2% of related net revenues and, for 2006, such write-offs were less than 1%. Our third-party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation business segment and the majority of our Regeneration customers. Our third-party payor customers represented approximately 26% of our net revenues for the year ended December 31, 2006 and 45% of our net accounts receivable at December 31, 2006. For 2006, we estimate bad debt expense to be approximately 4% to 12% of gross revenues from these third-party reimbursement customers, which reflects an increase from prior years. In 2005, such bad debt expense was approximately 4% to 8% of related gross revenues, and in 2004, such bad debt expense was approximately 4% to 10% of related gross revenues. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Rebates.   We offer certain of our distributors rebates based on sales volume, sales growth and to reimburse the distributor for certain discounts. We record estimated reductions to revenues for customer rebate programs based upon historical experience and estimated revenue levels.

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

Valuation Allowance for Deferred Tax Asset.   As of December 31, 2006, we have approximately $29.0 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes, goodwill acquired in connection with our Regeneration acquisition and net loss carryforwards, offset by approximately $11.2 million in deferred tax liabilities related to non-tax deductible intangible assets acquired in connection with the Aircast and Axmed stock acquisitions during 2006. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards. Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Goodwill and Other Intangibles.   In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill. In lieu of amortization, we are required to perform an annual review for impairment. Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.  At October 1, 2006, our goodwill acquired through December 31, 2005 was evaluated for impairment and we determined that no impairment existed at that date. With the exception of goodwill related to our Regeneration acquisition of $39 million, we believe that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to the fair value of the Company. With respect to goodwill related to our Regeneration acquisition, we compared the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

At December 31, 2006, other intangibles were evaluated for impairment as required by SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets requires the exercise of judgment. Upon initially recording certain of our other intangible assets, including the intangible assets that were acquired in connection with the Regeneration acquisition, we used independent valuation firms to assist us in determining the appropriate values for these assets. Subsequently, we have used the same methodology and updated our assumptions. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily used the undiscounted cash flows expected to result from the use of the assets. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry averages.

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

Stock-Based Compensation.   Prior to the adoption of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) on January 1, 2006, we accounted for our employee stock option plans and employee stock purchase plan using the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and had adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation expense was recognized in net income for our fixed stock option plans or its employee stock purchase plan (ESPP), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant (or within permitted discounted prices as it pertains to the ESPP).

As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore we have not restated results for prior periods. Under the modified prospective transition method, stock-based compensation expense for 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years. As a result of the adoption of SFAS No. 123(R), our net income for the year ended December 31, 2006 has been reduced by stock-based compensation expense, net of taxes, of approximately $7.7 million.

The fair value of each equity award is estimated on the date of grant using the Black-Scholes valuation model for option pricing using management’s assumptions. Expected volatility rates are based on the historical volatility (using daily pricing) of our stock. In accordance with SFAS No. 123(R), we reduce the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including the vesting term of the award, historical employee exercise behavior for both options that have run their course and outstanding options, the expected volatility of our stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award.

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on the days of the week on which holidays and December 31 fall.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Net Revenues.   Set forth below are net revenues for our reporting segments (in thousands):

	Years Ended
	December 31, 2006	% of Net Revenues	December 31, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$267,083	64.7	$197,279	68.9	$69,804	35.4
Regeneration	64,507	15.6	55,474	19.4	9,033	16.3
International	81,468	19.7	33,414	11.7	48,054	143.8
Consolidated net revenues	$413,058	100.0	$286,167	100.0	$126,891	44.3

The year ended December 31, 2006 included one less operating day than the year ended December 31, 2005. Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisitions of Axmed in January 2006 and Aircast in April 2006. Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to our recent acquisitions, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels, and growth in sales related to national contracts in our ProCare\Aircast sales channel. We also gained incremental revenue from the addition of approximately 214 net new OfficeCare locations in the year ended December 31, 2006. Net revenues in our Regeneration segment increased due to selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006 and an increased number of sales specialists selling our OL1000 product. International net revenues increased in the year ended December 31, 2006 compared to the year ended December 31, 2005, due to our recent acquisitions, increased sales volume due to market growth and the impact of favorable changes in foreign exchange rates. Excluding the impact of exchange rates, local currency international revenues increased 142.3% in the year ended December 31, 2006 compared to the year ended December 31, 2005.

Gross Profit.   Set forth below is gross profit information for our reporting segments (in thousands):

	Years Ended
	December 31, 2006	% of Net Revenues	December 31, 2005	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$137,316	51.4	$109,752	55.6	$27,564	25.1
Regeneration	59,531	92.3	49,710	89.6	9,821	19.8
International	50,105	61.5	21,416	64.1	28,689	134.0
Consolidated gross profit	$246,952	59.8	$180,878	63.2	$66,074	36.5

The increase in gross profit for year ended December 31, 2006 compared to the year ended December 31, 2005 is due to incremental gross profit from an increase in revenues, partially offset by an increase in cost of goods sold due to $1.0 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, approximately $1.5 million of purchase accounting adjustments to write up acquired inventories to fair value and approximately $8.0 million of certain other charges and expenses related to our recent acquisitions and related integrations that we do not believe are reflective of our ongoing operations. In addition, we incurred approximately $0.9 million of expenses related to our move to our new corporate headquarters in 2006. The decrease in consolidated gross profit as a percentage of net revenues is primarily due to these increased costs of goods sold. The decrease in consolidated gross profit as a percentage of net revenues is also due to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and increased costs related to freight and certain materials. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to our recent acquisitions, increased freight costs and the charges and expenses related to our recent acquisitions that we do not believe are reflective of our ongoing operations. The Regeneration segment gross profit increased as a percentage of revenues due to reduced costs of goods sold for these products and a higher mix of insurance sales, which have higher average selling prices and therefore generate higher gross profit margins than sales to wholesale customers. The decrease in the International segment gross profit as a percentage of net revenues is primarily related to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and the charges and expenses related to our recent acquisitions that we do not believe are reflective of our ongoing operations.

Operating Expenses.   Set forth below is operating expense information (in thousands):

	Years Ended
	December 31, 2006	% of Net Revenues	December 31, 2005	% of Net Revenues	Increase	% Increase
Sales and marketing	$129,081	31.3	$86,241	30.1	$42,840	49.7
General and administrative	48,176	11.7	29,432	10.3	18,744	63.7
Research and development	8,988	2.2	6,350	2.2	2,638	41.5
Amortization of acquired intangibles	15,166	3.7	4,996	1.7	10,170	203.6
Consolidated operating expenses	$201,411	48.8	$127,019	44.3	$74,392	58.6

Sales and Marketing Expenses.   The increase in sales and marketing expenses is primarily due to $4.5 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to our recent acquisitions. The expenses related to our recent acquisitions include approximately $2.2 million of expenses that are not deemed to be reflective of ongoing operations. In addition, we incurred approximately $0.4 million of selling and marketing expenses related to our move to our new corporate headquarters in 2006. The increase in sales and marketing expenses is also partly due to costs associated with increased commissions, bad debt and sales incentives on increased sales and increased headcount.

General and Administrative Expenses.   The increase in general and administrative expenses is primarily due to $3.6 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006 and the addition of expenses related to our recent acquisitions. The expenses related to our recent acquisitions include approximately $1.2 million of expenses that are not deemed to be reflective of ongoing operations. The increase in general and administrative expenses is also partly due to certain increased personnel costs. General and administrative expenses for the year ended December 31, 2006 also include $0.7 million related to an arbitration concluded during 2006 and approximately $0.3 million of general and administrative expenses related to our move to our new corporate headquarters in 2006.

Research and Development Expenses.   The increase in research and development expense is due to the addition of expenses related to our recent acquisitions, $0.5 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, and certain increased personnel costs. In addition, we incurred approximately $0.2 million of research and development expenses related to our move to our new corporate headquarters in 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 20 years. The increase in amortization of acquired intangibles is due to amortization expense related to the January 2006 acquisition of Axmed and the April 2006 acquisition of Aircast.

Income from Operations.   Set forth below is income from operations information for our reporting segments (in thousands):

	Years Ended					%
	December 31, 2006	% of Net Revenues	December 31, 2005	% of Net Revenues	Increase (Decrease)	Increase (Decrease)
Domestic Rehabilitation	$35,905	13.4	$41,878	21.2	$(5,973)	(14.3)
Regeneration	14,436	22.4	14,623	26.4	(187)	(1.3)
International	11,947	14.7	8,430	25.2	3,517	41.7
Income from operations of reportable segments	62,288	15.1	64,931	22.7	(2,643)	(4.1)
Expenses not allocated to segments	(16,747)	(4.1)	(11,072)	(3.9)	5,675	51.3
Consolidated income from operations	$45,541	11.0	$53,859	18.8	$(8,318)	(15.4)

The decrease in income from operations for our Domestic Rehabilitation segment is due to increased expenses including $4.3 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our recent acquisitions, including approximately $9.9 million of expenses that are not deemed to be reflective of our ongoing operations. The decrease in income from operations for our Regeneration segment is primarily due to $1.7 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006. The increase in income from operations for our International segment is due to increased net revenues and gross profit, which offset increased operating expenses including $0.9 million of stock-based compensation expense associated with the adoption of SFAS No. 123(R) as of January 1, 2006, purchase accounting adjustments to write up acquired inventories to fair value and certain other costs and expenses incurred in connection with our recent acquisitions, including approximately $4.4 million of expenses that are not deemed to be reflective of our ongoing operations.

Interest Expense, Net of Interest Income and Prepayment Premium and Other Costs Related to Debt Prepayment.   Interest expense, net of interest income, was $19.4 million in the year ended December 31, 2006 compared to $4.4 million in year ended December 31, 2005. Interest expense, net of interest income, increased in the year ended December 31, 2006 compared to the year ended December 31, 2005 due to an increase in outstanding debt balances due to the financing of the Aircast acquisition. For the year ended December 31, 2006 we also incurred $2.3 million related to a write-off of net deferred debt issuance costs in connection with the repayment of our former credit facility.

Other Income (Expense).   Other income was $0.3 million in the year ended December 31, 2006 compared to other expense of ($1.0 million) in the year ended December 31, 2005. Other income for the year ended December 31, 2006 reflects a write-off of costs related to a potential acquisition that was abandoned in the first quarter of 2006, offset by net foreign exchange transaction gains. Other expense for the year ended December 31, 2005 reflects write-off of costs related to potential acquisitions that were abandoned in third quarter of 2005 and net foreign exchange transaction losses.

Provision for Income Taxes.   Our estimated worldwide effective tax rate was 47.6% for the year ended December 31, 2006 compared to 39.8% for the year ended December 31, 2005. Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006. The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a tax benefit rate of only 20.9% related to our pre-tax stock-based compensation expense aggregating $9.7 million for the year ended December 31, 2006 due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income.   Net income was $12.6 million for the year ended December 31, 2006 compared to net income of $29.2 million for the year ended December 31, 2005 as a result of the changes discussed above.

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

Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to the OSG acquisition, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices, and growth in sales related to national contracts in our ProCare sales channel. We also gained incremental revenue from the addition of approximately 200 new OfficeCare locations in 2005, net of account terminations, including approximately 45 accounts added in connection with our March 2005 SME acquisition. Net revenues in our Regeneration segment increased, in part, from our sales force integration and an increased number of sales specialists selling our OL1000 product. Sales of our SpinaLogic product also increased due to selling resources added in territories that became non-exclusive in 2005. International net revenues increased partly due to favorable changes in exchange rates compared to the rates in effect in 2004, an increase in the number of products we sell in international markets, incremental revenues from the OSG acquisition, and the addition of our new direct sales subsidiary in the Nordic countries, effective September 1, 2004.

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

Interest Expense, Net of Interest Income and Prepayment Premium and Other Costs Related to Debt Prepayment.   Interest expense, net of interest income, was $4.4 million in the year ended December 31, 2005 compared to $9.0 million in the year ended December 31, 2004. The decrease is due to reduced debt levels following the June 2004 redemption of our senior subordinated notes and other debt repayments made after the third quarter of 2004. We incurred pre-tax charges aggregating $7.8 million in the second quarter of 2004 related to the redemption of our senior subordinated notes.

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

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness was $327.3 million at December 31, 2006. Total cash and cash equivalents were $7.0 million at December 31, 2006.

Net cash provided by operating activities was $41.2 million and $47.1 million for the years ended December 31, 2006 and 2005, respectively. The net cash provided by operations in 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories and payments made in connection with the integration of our recently acquired businesses. As required by SFAS No. 123(R), our cash flow provided by operating activities for the year ended December 31, 2006 is shown net of $2.7 million of excess tax benefits from stock options exercised, the amount deemed to be realized for tax purposes in 2006. These excess tax benefits are included in cash flows provided by financing activities for the year ended December 31, 2006. The net cash provided by operations in 2005 primarily reflected positive operating results partially offset by an increase in net accounts receivable and by cash of approximately $1.9 million paid in 2005 for restructuring costs accrued in 2004.

Cash flows used in investing activities were $329.3 million and $19.3 million for the years ended December 31, 2006 and 2005, respectively. Cash used in investing activities in 2006 included $16.6 million used for the acquisition of Axmed, $299.7 million used for the acquisition of Aircast, $0.1 million additional consideration to KD Innovation A/S (KDI) for meeting operating income targets, and $16.0 million used for capital expenditures and $1.1 million used to purchase rights to distributor territories, net of amounts repaid to us by the new distributors, offset by $4.2 million of net proceeds from the sale of the former Aircast headquarters building, land and certain furniture in the fourth quarter of 2006. Capital expenditures in 2006 included $8.5 million related to tenant improvements and equipment for our new corporate headquarters and the expansion of our Indianapolis distribution center. Cash used in investing activities in 2005 included $3.1 million used for the SME acquisition, $9.5 million used for the OSG acquisition, $0.1 million additional consideration to KD Innovation A/S (KDI) for meeting operating income targets, $5.1 million used for capital expenditures and $1.5 million used to purchase rights to distributor territories, net of amounts repaid to us by the new distributors. We may be required to pay up to an additional $0.3 million to KDI through 2009, if certain net operating income targets are met.

Cash flows provided by (used in) financing activities were $293.6 million and ($37.7) million for the years ended December 31, 2006 and 2005, respectively. Cash provided by financing activities in 2006 included $279.8 million of net proceeds from long-term debt, $15.8 million of net proceeds received from the exercise of stock options, $1.7 million from the issuance of stock under our Employee Stock Purchase Plan and $2.7 million of excess tax benefits from stock options exercised offset by $6.4 million paid for debt issuance costs incurred in connection with the financing of the Aircast acquisition in April 2006. Cash used in financing activities in 2005 included $55.5 million of repayments on long-term debt and $0.7 million of debt issuance costs, offset by proceeds of $8.7 million received from the issuance of common stock through our Employee Stock Purchase Plan and the exercise of stock options, $1.8 million received from collection of stockholder notes receivable and $8.0 million received from borrowing.

Contractual Obligations and Commercial Commitments

New Credit Agreement

On April 7, 2006, we entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of December 31, 2006, the balance outstanding under the term loan was $327.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit. The new credit agreement replaced our previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by borrowings under the new agreement. Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

Borrowings under the new term loan and on the new revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by us) plus a margin. Under the new agreement, the interest rate for the term loan is LIBOR plus a margin of 1.50%, or the lenders’ base rate plus a margin of 0.50%. The applicable margin on the revolving credit facility varies based on our leverage ratio. The interest rate for the revolving credit facility is LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At our current leverage ratio, the applicable interest rate on the revolving credit facility is either LIBOR plus 1.5% or the lender’s base rate plus 0.5%.

Subsequent to December 31, 2006, we borrowed an aggregate of $5.0 million under the revolving credit facility to provide funds needed to pay certain costs of the integration of Aircast.

Interest Rate Swap Agreement.   In connection with the new credit agreement, on April 11, 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan. The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years. Accordingly, with respect to a notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap. The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows. As of December 31, 2006, the outstanding notional amount of the interest rate swap was $250 million and the fair market value of the swap reflected a loss of approximately $0.9 million. Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS No. 133, the fair market value of the swap at December 31, 2006 was recorded as a long-term liability, with the change in such fair value accounted for in accumulated other comprehensive income (loss) included in the stockholders’ equity in the accompanying consolidated balance sheet. The weighted average interest rate applicable to our total borrowings as of December 31, 2006 was 6.81%.

Repayment.   We were initially required to make quarterly principal payments of $0.9 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013. In 2006 we made $21.0 million of prepayments on the term loan. Under the new credit agreement, prepayments are applied to reduce outstanding principle balance in direct order of maturity to payments scheduled over next twelve months and thereafter to remaining scheduled principal payments on a prorated basis. Accordingly, our required principal payments have been reduced to $0.8 million per quarter and begin in December 2007  Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions. We are not required to make any mandatory prepayments for the year ended December 31, 2006.

Security; Guarantees.   Our obligations under the new credit agreement are irrevocably guaranteed, jointly and severally, by us, and all of our current and future U.S. subsidiaries. In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our U.S. assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Covenants.   The new credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The new credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of December 31, 2006.

Debt issuance costs.   We capitalized debt issuance costs of approximately $6.4 million in association with the new credit agreement, which will be amortized over the term of the agreement. Remaining debt issuance costs of $5.6 million, net of accumulated amortization, were included in the accompanying balance sheet at December 31, 2006. We wrote off approximately $2.3 million in April 2006, representing the net carrying value of debt issuance costs capitalized in connection with our previous credit agreement.

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

The following table lists our contractual obligations as of December 31, 2006 (in thousands):

	Payments Due by Period
		2007
Contractual Obligations	Total	Less than 1 Year	2008-2010 1-3 Years	2011-2012 4-5 Years	2013+ After 5 years
Long-Term Debt	$327,250	$831	$9,967	$6,644	$309,808
Operating Leases	57,842	6,186	14,981	9,089	27,586
Total Contractual Cash Obligations	$385,092	$7,017	$24,948	$15,733	$337,394

In late 2004, we entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for us on vacant land in Vista, California. We occupy the facility under a 15-year lease, which commenced in August 2006 upon completion of the facility, with two five-year options to extend the term. We vacated our former facilities in Vista. Rent expense for the new facility will be recorded on a straight-line basis over the lease term at approximately $1.9 million per year.

In February 2005, PRES purchased our former facilities as well as the vacant real property underlying the new lease. Effective on the purchase date, our lease for the vacant land was terminated. In connection with our new lease, our leases for our former Vista facilities were terminated early in August 2006. Those leases would otherwise have continued until February 2008. In August 2006, we made a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the former facilities leases from the early termination date through the original expiration date. If PRES is able to lease our former facilities during what would have remained of the term of our existing leases, a portion of that sum may be refunded to us. The lump sum rent payment, net of a remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4 to the consolidated financial statements included in Part II, Item 8 herein), is being accounted for as additional rent expense over the term of the new lease and is included in the annual rent expense amount noted above. The contractual obligations table above includes the rent for our new facility beginning in August 2006.

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

As of December 31, 2006, we had available liquidity of approximately $7.0 million in cash and cash equivalents and $47.8 million available under our revolving credit facility, net of $2.2 million of outstanding letters of credit. For 2007, we have already spent or expect to spend total cash of approximately $47.5 million for the following requirements:

•       up to approximately $22.7  million for scheduled principal and estimated interest payments on our new credit facility;

•       approximately $6.2 million scheduled payments for noncancellable operating leases;

•       up to approximately 0.9 million Euros (approximately $1.2 million) to certain sellers of Axmed based on achievement of certain revenue targets for 2006 and operating income targets for the second half of 2006, in connection with the Axmed acquisition, as discussed in Note 3 to the consolidated financial statements included in Part II, Item 8, herein;

•       up to approximately $7.4 million in severance payments to certain Aircast employees as part of the Aircast integration plan as discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part II, Item 8, herein; and

•       up to approximately $10.0 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2007. We also expect to continue to make payments related to integration activities completed in 2006 with respect to the acquired Aircast business.

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

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the notes to our consolidated financial statements included in Part II, Item 8, herein.

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

As of December 31, 2006 we had $77.3 million of variable rate debt represented by borrowings under our new credit facility (at a weighted-average interest rate of 6.88% at December 31, 2006) which are not covered by the interest rate swap agreement entered into in connection with the new credit agreement. Based on the balance outstanding under the credit facility as of December 31, 2006, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $0.8  million on an annual basis. At December 31, 2006, up to $47.8 million of variable rate borrowings were available under our new $50.0 million revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. On April 11, 2006, in connection with our new credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the new term loan. The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years. Accordingly, with respect to the notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap. The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows. As of December 31, 2006, the outstanding notional amount of the interest rate swap was $250 million. At December 31, 2006, the fair market value reflected a loss of $0.9 million and was recorded as a long-term liability, with the change in such fair value accounted for as a reduction of accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet.

Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in 2006, 2005 and 2004 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries. The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period. In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions. We had no such hedges at December 31, 2006.

Item 8.                        Financial Statements and Supplementary Data

The following documents are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DJO Incorporated

We have audited the accompanying consolidated balance sheets of DJO Incorporated as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DJO Incorporated at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, DJO Incorporated changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of DJO Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
San Diego, California
February 26, 2007

DJO Incorporated
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$7,006	$1,107
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $38,602 and $26,792 at December 31, 2006 and 2005, respectively	90,236	62,068
Inventories, net	47,214	24,228
Deferred tax asset, net	10,797	7,066
Prepaid expenses and other current assets	14,521	4,387
Total current assets	169,774	98,856
Property, plant and equipment, net	32,699	15,396
Goodwill	277,495	101,235
Intangible assets, net	160,124	51,242
Debt issuance costs, net	5,634	2,479
Deferred tax asset, net	18,251	32,437
Other assets	4,357	3,019
Total assets	$668,334	$304,664
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,338	$10,270
Accrued compensation	14,171	6,310
Accrued commissions	4,133	3,483
Long-term debt, current portion	831	5,000
Accrued interest	3,984	385
Accrued taxes	3,738	550
Accrued restructuring costs	—	417
Other accrued liabilities, current portion	22,967	9,680
Total current liabilities	67,162	36,095
Long-term debt, less current portion	326,419	42,500
Accrued pension	201	—
Other accrued liabilities, long-term	4,283	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 23,317,934 shares and 22,137,860 shares issued and outstanding at December 31, 2006 and 2005, respectively	233	221
Additional paid-in capital	163,711	133,656
Accumulated other comprehensive income	1,984	492
Retained earnings	104,341	91,700
Total stockholders’ equity	270,269	226,069
Total liabilities and stockholders’ equity	$668,334	$304,664

See accompanying Notes.

DJO Incorporated
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Net revenues	$413,058	$286,167	$255,999
Costs of goods sold	166,106	105.289	95,164
Gross profit	246,952	180,878	160,835
Operating expenses:
Sales and marketing	129,081	86,241	78,984
General and administrative	48,176	29,432	27,727
Research and development	8,988	6,350	5,627
Amortization of acquired intangibles	15,166	4,996	4,731
Restructuring costs	—	—	4,693
Total operating expenses	201,411	127,019	121,762
Income from operations	45,541	53,859	39,073
Other income (expense):
Interest expense	(20,181)	(4,667)	(9,431)
Interest income	802	249	472
Prepayment premium and other costs related to debt prepayment	(2,347)	—	(7,760)
Other income (expense)	300	(980)	683
Other income (expense), net	(21,426)	(5,398)	(16,036)
Income before income taxes	24,115	48,461	23,037
Provision for income taxes	(11,474)	(19,263)	(9,022)
Net income	$12,641	$29,198	$14,015
Net income per share:
Basic	$0.55	$1.34	$0.66
Diluted	$0.54	$1.29	$0.63
Weighted average shares outstanding used to calculate per share information:
Basic	22,810	21,786	21,221
Diluted	23,522	22,699	22,209

See accompanying Notes.

DJO Incorporated
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

				Notes
				Receivable
				from	Accumulated
			Additional	Stockholders	Other		Total
	Common Stock		Paid-in	and Officers for	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Stock Purchases	Income	Earnings	Equity
Balance at December 31, 2003	18,304,269	$183	$69,545	$(1,988)	$1,106	$48,487	$117,333
Transfer of interest receivable to notes receivable from management	—	—	—	(92)	—	—	(92)
Proceeds from payment of notes receivable	—	—	—	331	—	—	331
Stock options granted for services	—	—	63	—	—	—	63
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	346,919	3	1,614	—	—	—	1,617
Net proceeds from exercise of stock options	483,040	5	4,128	—	—	—	4,133
Tax benefit of stock option exercises	—	—	4,315	—	—	—	4,315
Proceeds from sale of common stock, net of expenses of $1,077	3,162,500	32	56,499	—	—	—	56,531
Expenses of sale of common stock by stockholders	—	—	(245)	—	—	—	(245)
Repurchases of common stock	(837,300)	(8)	(14,780)	—	—	—	(14,788)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(175)	—	(175)
Net income	—	—	—	—	—	14,015	14,015
Total comprehensive income							13,840
Balance at December 31, 2004	21,459,428	215	121,139	(1,749)	931	62,502	183,038
Proceeds from payment of notes receivable	—	—	—	1,749	—	—	1,749
Stock options granted for services	—	—	219	—	—	—	219
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	59,767	—	1,028	—	—	—	1,028
Net proceeds from exercise of stock options	618,665	6	7,715	—	—	—	7,721
Tax benefit of stock option exercises	—	—	3,455	—	—	—	3,455
Reversal of expenses from 2004 sale of common stock	—	—	100	—	—	—	100
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	(439)	—	(439)
Net income	—	—	—	—	—	29,198	29,198
Total comprehensive income							28,759
Balance at December 31, 2005	22,137,860	221	133,656	—	492	91,700	226,069
Stock options granted for services	—	—	54	—	—	—	54
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	63,964	1	1,709	—	—	—	1,710
Net proceeds from exercise of stock options	1,116,110	11	15,820	—	—	—	15,831
Tax benefit of stock option exercises	—	—	2,709	—	—	—	2,709
Stock-based compensation	—	—	9,763	—	—	—	9,763
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	2,420	—	2,420
Change in fair value of derivative	—	—	—	—	(928)	—	(928)
Net income	—	—	—	—	—	12,641	12,641
Total comprehensive income							14,133
Balance at December 31, 2006	23,317,934	$233	$163,711	$—	$1,984	$104,341	$270,269

See accompanying Notes.

DJO Incorporated
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net income	$12,641	$29,198	$14,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	42,546	34,594	30,556
Provision for excess and obsolete inventories	1,432	983	(113)
Restructuring costs	—	—	4,693
Depreciation and amortization	26,288	13,320	13,070
Step-up to fair value of inventory charged to costs of goods sold	1,498	404	438
Amortization of debt issuance costs and discount on senior subordinated notes	867	560	808
Write-off of debt issuance costs and discount on senior subordinated notes	2,347	—	3,025
Liquidation preference on redemption of senior subordinated notes	—	—	4,735
Write-off of property, plant and equipment	852	—	—
Excess tax benefits from stock options exercised	(2,709)	—	—
Stock-based compensation	9,674	—	—
Other	52	219	63
Changes in operating assets and liabilities:
Accounts receivable	(56,115)	(49,681)	(33,353)
Inventories	(15,465)	(2,599)	(3,635)
Other assets	155	912	856
Accounts payable	498	2,970	(1,403)
Accrued compensation	(819)	826	(1,065)
Accrued commissions	650	(942)	(214)
Accrued interest	3,599	(333)	(15)
Deferred income taxes, including excess stock option exercise benefits in 2006	8,766	17,580	9,044
Accrued restructuring costs	(417)	(1,871)	(3,171)
Other accrued liabilities	4,856	924	1,136
Net cash provided by operating activities	41,196	47,064	39,470
Investing activities
Purchases of property, plant and equipment	(16,009)	(5,144)	(5,959)
Net proceeds from disposals of property, plant and equipment	4,221	—	—
Purchase of Axmed business	(16,564)	—	—
Purchase of Aircast business	(299,702)	—	—
Purchase of Superior Medical Equipment business	—	(3,045)	—
Purchase of Encore Medical OSG business	—	(9,491)	—
Purchase of dj Nordic business and related earn-out payments, net of cash acquired	(125)	(125)	(578)
Purchases of intangible assets	—	(76)	(3,277)
Change in other assets, net	(1,140)	(1,454)	(360)
Net cash used in investing activities	(329,319)	(19,335)	(10,174)
Financing activities
Proceeds from long-term debt	366,000	8,000	—
Repayment of long-term debt	(86,250)	(55,500)	(5,000)
Net proceeds from exercise of stock options	15,831	7,721	4,133
Net proceeds from issuance of common stock under Employee Stock Purchase Plan	1,710	1,028	1,617
Excess tax benefits from stock options exercised	2,709	—	—
Debt issuance costs	(6,369)	(665)	(313)
Proceeds from payment of notes receivable	—	1,749	331
Net proceeds from issuance of common stock	—	—	56,286
Repurchases of common stock	—	—	(14,788)
Repayment of senior subordinated notes	—	—	(75,000)
Prepayment premium on redemption of senior subordinated notes	—	—	(4,735)
Net cash provided by (used in) financing activities	293,631	(37,667)	(37,469)
Effect of exchange rate changes on cash and cash equivalents	391	(137)	209
Net increase (decrease) in cash and cash equivalents	5,899	(10,075)	(7,964)
Cash and cash equivalents at beginning of year	1,107	11,182	19,146
Cash and cash equivalents at end of year	$7,006	$1,107	$11,182
Supplemental disclosure of cash flow information:
Interest paid	$15,220	$4,436	$3,844
Income taxes paid, net	$1,984	$1,263	$618

See accompanying Notes.

DJO Incorporated
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)

1.                 Organization and Summary of Significant Accounting Policies

DJO Incorporated, formerly dj Orthopedics, Inc. (the Company), is a global medical device company specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, DJO, LLC, formerly dj Orthopedics, LLC, (DJO), DJO’s wholly owned Mexican subsidiary that manufactures a majority of DJO’s products under Mexico’s maquiladora program and DJO’s wholly owned subsidiaries in Canada, Germany, France, the United Kingdom, Denmark, Spain and Tunisia. These consolidated financial statements also include the accounts of Aircast Incorporated and its wholly owned domestic and international subsidiaries from and subsequent to April 7, 2006, the date on which the Company acquired Aircast Incorporated (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation. In May 2006, the Company purchased the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia and the Tunisian subsidiary became a wholly owned subsidiary (see Note 3).

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, intangible assets and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

•       Long-Term Debt.   Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2006.

•       Derivative Instruments.   The Company utilizes derivative instruments, specifically an interest rate swap agreement and forward contracts, to manage its exposure to market risks such as interest and foreign currency exchange rate risks. In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records derivative instruments as assets or liabilities in the consolidated balance sheet, measured at fair value.

Accrued Pension

The Company assumed liabilities related to certain pension plans in connection with the acquisition of Aircast Incorporated in April 2006. The pension plans cover two current international employees and one former international employee of the Company who are entitled to pension benefits as part of the terms of their employment agreements. The accrued pension costs were $0.2 million as of December 31, 2006.

Discounts and Allowances

Accounts receivable in the accompanying consolidated balance sheets are presented net of reserves for estimated payment discounts and allowances for doubtful accounts. Accounts receivable is also presented net of contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors.

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

Computer Software Costs

The Company applies the American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, incurred during the application development stage and then amortizes the costs over the estimated useful life of the software. The Company is amortizing computer software costs over lives of three to seven years. The Company has unamortized capitalized computer software costs aggregating $2.1 million and $2.2 million at December 31, 2006 and 2005, respectively. Capitalized computer software amortization expense was approximately $1.3 million, $1.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Warranty Costs

Some products have a limited warranty and estimated warranty costs are accrued based on historical experience in the period sales are recognized. Warranty costs are included in costs of goods sold and were $0.6 million, $0.9 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Changes in accrued warranty during the three years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Balance at December 31, 2003	$424
Warranty expense accrued	1,261
Warranty costs incurred	(1,284)
Balance at December 31, 2004	401
Warranty expense accrued	872
Warranty costs incurred	(880)
Balance at December 31, 2005	393
Warranty expense accrued	583
Warranty costs incurred	(548)
Balance at December 31, 2006	$428

Advertising Expense

Advertising costs are expensed as incurred. The Company incurred $1.1 million, $0.7 million and $0.5 million in advertising expenses for the years ended December 31, 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The financial statements of the Company’s international operations where the local currency is the functional currency are translated into United States (U.S.) dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of operations as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The aggregate exchange rate gain or (loss) included in determining net income for the years ended December 31, 2006, 2005 and 2004 was $0.2 million, ($0.6) million and $0.6 million, respectively.

Concentration of Credit Risk

The Company sells the majority of its products in the United States to orthopedic professionals, distributors, specialty dealers, buying groups, insurance companies, managed care companies and certain governmental payors such as Medicare. International sales comprised 20%, 12% and 11% of the Company’s net revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and are sold through its wholly owned subsidiaries and certain independent distributors. Credit is extended based on an evaluation of the customer’s financial condition and generally collateral is not required. The Company also provides a reserve for estimated bad debts. In addition, approximately 45% and 49% of the Company’s net receivables at December 31, 2006 and 2005, respectively, are from third-party payors. Management reviews and revises its estimates for credit losses from time to time and such credit losses have been within management’s estimates.

During the three years ended December 31, 2006, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

Per Share Information

Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. Dilutive securities totaling 0.3 million, 0.2 millon and 1.6 million shares for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from diluted earnings per share because of their anti-dilutive effect. For the years ended December 31, the weighted average shares outstanding used to calculate basic and diluted share information consist of the following (in thousands):

	2006	2005	2004
Shares used in basic net income per share—weighted average shares outstanding	22,810	21,786	21,221
Net effect of dilutive common share equivalents based on treasury stock method	712	913	988
Shares used in computations of diluted net income per share	23,522	22,699	22,209

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

As of January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, stock-based compensation expense for 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years. As a result of the adoption of SFAS No. 123(R), the Company’s net income for the year ended December 31, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $7.7 million. See Note 7 for additional information regarding stock-based compensation.

Through December 31, 2006, the Company accounted for its employee stock option plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its related interpretations. Accordingly, no compensation cost has been recognized for the Company’s fixed stock option plans or stock purchase plan. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, stock options and warrants issued to consultants and other non-employees as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided; however, the amount of expense related to these types of arrangements has never been significant.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes, (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Management is currently determining the impact to the Company’s financial statements of the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts. These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories. The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying consolidated balance sheets. For the years ended December 31, 2006 and December 31, 2005, the Company purchased and resold territory rights for amounts aggregating $3.3 million and $2.1 million, respectively, and did not record any gains or losses from the transfer of these distribution rights. For the years ended December 31, 2006 and 2005, purchase price aggregating $3.3 million and $2.0 million, respectively, was recorded as notes receivable and is included in other current or long-term assets, depending on maturity, and will be repaid over periods ranging from three years to five years. For the year ended December 31, 2005, purchase price aggregating $0.1 million, based on an estimate of future savings in selling expense, was capitalized as an intangible asset and will be amortized over the period of cost reduction.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. On an ongoing basis, absent any indicators of impairment, the Company performs an annual impairment evaluation during the fourth quarter, as of October 1 each year of its goodwill balances that were acquired through the end of the previous fiscal year. With the exception of goodwill related to the Regeneration acquisition of $39 million, the Company believes that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since its reporting units share the majority of the Company’s assets, the Company compares the total carrying value of the Company’s consolidated net assets (excluding Regeneration net assets) to the fair value of the Company. With respect to goodwill related to the Regeneration acquisition, the Company compares the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.

The Company has acquired licenses to certain patents aggregating $4.2 million. These amounts are recorded as intangible assets and are amortized over the remaining life of the patents, through June 2010.

Components of intangible assets acquired in business combinations and acquired as individual assets are as follows (in thousands):

	December 31, 2006				December 31, 2005
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patented and existing technology	5-20	$83,701	$(27,209)	$56,492	$53,887	$(20,722)	$33,165
Customer base	15-20	69,457	(16,005)	53,452	21,173	(8,125)	13,048
Trademarks	20	47,511	(1,911)	45,600	—	—	—
Licensing agreements	5	4,200	(1,498)	2,702	4,200	(1,076)	3,124
Other	0.3-20	2,984	(1,106)	1,878	4,465	(2,560)	1,905
		$207,853	$(47,729)	$160,124	$83,725	$(32,483)	$51,242
Intangible assets not subject to amortization:
Goodwill	N/A	$291,443	$(13,948)	$277,495	$115,183	$(13,948)	$101,235

Amortization expense related to intangible assets was $17.2 million, $7.6 million and $7.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future amortization expense of intangible assets is estimated to be $160.1 million, as follows: 2007 - $19.8 million, 2008 - $19.0 million, 2009 - $17.7 million, 2010 - $17.6 million, 2011 - $17.4 million and thereafter - $68.6 million.

The change in the carrying value of goodwill from December 31, 2004 through December 31, 2006 is as follows (in thousands):

Balance at December 31, 2004	$96,639
Acquired Superior Medical Equipment goodwill	2,373
Acquired Encore Medical goodwill	2,301
Other, primarily purchase price adjustments	(78)
Balance at December 31, 2005	101,235
Acquired Axmed goodwill (see Note 3)	14,637
Acquired Aircast goodwill (see Note 3)	159,384
Other, primarily purchase price adjustments	2,239
Balance at December 31, 2006	$277,495

2.                 Financial Statement Information

Inventories.   Inventories consist of the following at December 31 (in thousands):

	2006	2005
Raw materials	$17,920	$7,335
Work-in-progress	753	1,010
Finished goods	30,615	18,203
	49,288	26,548
Less reserves, primarily for excess and obsolete inventories	(2,074)	(2,320)
	$47,214	$24,228

Prepaid Expenses and Other Current Assets.   Prepaid expenses and other current assets consist of the following at December 31 (in thousands):

	2006	2005
Held-for-sale assets	$6,960	$—
Prepaid expenses	4,050	2,992
Other current assets	3,511	1,395
Prepaid expenses and other current assets, net	$14,521	$4,387

Held-for-sale assets consist of the Aircast manufacturing facility in New Jersey and the Aircast Germany facility. These held-for-sale facilities were vacated in connection with the Company’s integration of the Aircast business and are no longer in use.

Property, Plant and Equipment.   Property, plant and equipment consists of the following at December 31 (in thousands):

	2006	2005
Leasehold improvements	$10,703	$5,514
Furniture, fixtures and equipment	60,540	43,537
	71,243	49,051
Less accumulated depreciation and amortization	(38,544)	(33,655)
	$32,699	$15,396

Depreciation expense was approximately $8.4 million, $5.1 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, and amortization of leasehold improvements included in property, plant and equipment was approximately $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Accrued Compensation. Accrued compensation consists of the following at December 31 (in thousands):

	2006	2005
Accrued vacation	$2,894	$1,884
Accrued bonus	1,398	1,874
Accrued workers’ compensation	854	1,558
Accrued severance related to Aircast acquisition	7,427	—
Other accrued compensation	1,598	994
	$14,171	$6,310

Other Accrued Liabilities

Other accrued liabilities, current portion, consists of the following at December 31 (in thousands):

	2006	2005
Accrued contract fees	$2,626	$1,743
Accrued professional fees	1,326	750
Deferred rent, current portion	453	250
Other accrued liabilities, current portion	18,562	6,937
	$22,967	$9,680

Other accrued liabilities, long-term, consists of the following at December 31 (in thousands):

	2006	2005
Deferred rent, long-term	$3,355	$—
Fair value of interest rate swap	928	—
	$4,283	$—

Deferred rent relates primarily to the Company’s new headquarters in Vista, California (see Note 10).

3.                 Acquisitions

The Company accounts for acquisitions in accordance with SFAS No. 141, Business Combinations. SFAS No. 141 replaced prior accounting standards and eliminated pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash, funded with the proceeds of a new credit agreement as described in Note 5. The Company also incurred approximately $4.9 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $11.1 million of estimated costs in connection with the Company’s plan to integrate the acquired business, including severance expenses. Of this total estimated amount, approximately $7.4 million is related to severance and retention payments that had not been paid out as of December 31, 2006. This amount is included in accrued compensation in the accompanying unaudited consolidated balance sheet at December 31, 2006. Aircast is a leading designer and manufacturer of ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.

In April 2006, the Company began its integration of the Aircast business.  The integration plan consisted of: 1) integrating the Aircast sales force into the Company’s existing sales force, 2) closing the Aircast New Jersey manufacturing facility and moving the manufacturing of the Aircast products to the Company’s Tijuana, Mexico manufacturing facility, other than the vascular systems products, which were moved to the Company’s Vista, California facility, 3) closing the Aircast New Jersey corporate headquarters and integrating the administrative functions into the Company’s Vista facility and the Company’s distribution facility in Indianapolis, Indiana, and 4) closing various international Aircast locations and integrating their operations into the Company’s existing locations in those countries, including France, Germany and the United Kingdom.  In conjunction with this integration plan, the Company accrued approximately $11.4 million in severance costs for approximately 300 Aircast employees.  The Company expects to complete the termination of the affected Aircast employees by March 2007.

Severance costs accrued in 2006 for Aircast employees as a result of the Company’s integration of the acquired business are as follows (in thousands):

	Total Costs Incurred	Cash Payments	Accrued Liability At December 31, 2006
Employee severance	$11,371	$(3,944)	$7,427

The fair values of the assets acquired and the liabilities assumed in connection with the Aircast acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The purchase price remains preliminary as of December 31, 2006 and may be subject to adjustment as the Company finalizes its estimates of certain items, including severance amounts for Aircast employees terminated as a result of the Company’s integration of the acquired business, values of held-for-sale assets, certain acquired inventories and accounts receivable and accruals for certain contingent liabilities that existed on the acquisition date. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through December 31, 2006:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$508
Accounts receivable, net	12,957
Inventories, net	8,134
Prepaid expenses and other current assets	2,730
Fixed assets, net	17,787
Deferred tax asset	3,371
Other assets	33
Accounts payable	(3,134)
Accrued compensation	(986)
Deferred tax liability	(6,706)
Other accrued liabilities	(8,041)
Accrued pension	(300)
		26,353
Fair value of identifiable intangible assets acquired:
Patents and existing technology	28,700
Customer contracts and related relationships—GPO	6,900
Customer contracts and related relationships—Other	38,300
Trade names and trademarks	47,400
Favorable leasehold interest in Germany	600
		121,900
Goodwill		159,384
Total purchase price allocation		$307,637

The identifiable intangible assets are being amortized over their estimated useful lives, which range from seven to twenty years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $281.3 million. An aggregate value of $28.7 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the patents and technology acquired. An aggregate value of $6.9 million was assigned to certain Aircast customer relationships for group purchase organization (GPO) customers and an aggregate value of $38.3 million was assigned to certain Aircast customer relationships for other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. A value of $47.4 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired. A value of $0.6 million was assigned to favorable leasehold interest in Germany, determined by estimating the present value of future rent expense that will be avoided due to the favorable lease rate on the German property. A value of $159.4 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

The accompanying consolidated statements of income reflect the operating results of the Aircast business since April 7, 2006. Assuming the acquisition of Aircast had occurred on January 1 of the respective years, the pro forma unaudited results of operations would have been as follows (in thousands):

	Year Ended
	December 31, 2006	December 31, 2005
Net revenues	$437,980	$382,811
Net income	$10,635	$21,842
Net income per share:
Basic	$0.47	$1.00
Diluted	$0.45	$0.96
Weighted average shares outstanding used to calculate per share information:
Basic	22,810	21,786
Diluted	23,522	22,699

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that might have been incurred or realized by the Company prior to or in excess of actual amounts incurred or realized in the period from the actual acquisition date of April 7, 2006 through December 31, 2006.

Axmed Acquisition

On January 2, 2006, the Company completed the acquisition, under an agreement originally signed on December 15, 2005, of the shares of Newmed SAS (Axmed) for cash payments aggregating 13 million Euros (approximately $15.8 million), which included payment of certain debts of Axmed. The Company expects to make additional payments of 0.9 million Euros (approximately $1.2 million) based on achievement of certain revenue targets for 2006 and profitability targets for the second half of 2006. The Company included such future earn-out in the allocation of the original purchase price, as shown below, based on the expectation that the 2006 revenue targets will be met. The Company also incurred $0.4 million in certain transaction costs and other expenses in connection with the acquisition. Axmed, through wholly owned subsidiaries in France and Spain, operating under the trade name Axmed, is engaged in the design, manufacture and sale of orthopedic rehabilitation devices, including rigid knee braces and soft goods. Axmed also owned 70% of a manufacturing subsidiary in Tunisia, which provides low cost manufacturing capabilities to the Axmed group. In May 2006, the Company purchased the minority stockholders’ proportionate share of the net assets of the Company’s subsidiary in Tunisia for approximately $0.5 million and the Tunisian subsidiary became a wholly owned subsidiary.

The fair values of the assets acquired and the liabilities assumed in connection with the Axmed acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The total purchase price, including the amount paid to acquire the minority interest, was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through December 31, 2006:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$103
Accounts receivable, net	1,642
Inventories, net	2,228
Other current assets	312
Fixed assets, net	691
Other assets	47
Accounts payable	(3,436)
Accrued compensation	(711)
Deferred tax liability	(1,063)
Other accrued liabilities	(498)
		(685)
Fair value of identifiable intangible assets acquired:
Customer relationships	2,800
Existing technology	1,000
Trade names and trademarks	100
		3,900
Goodwill		14,637
Total purchase price allocation		$17,852

The identifiable intangible assets are being amortized over their estimated useful lives, which range from one to nine years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $3.9 million. An aggregate value of $2.8 million was assigned to certain Axmed customer relationships existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those customers. A value of $1.0 million was assigned to existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the technology acquired. A value of $0.1 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired. A value of $14.6 million, representing the difference between the total purchase price, including the amount paid to acquire the remaining minority interest, and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

4.                 Restructuring Costs

Accrued restructuring costs in the accompanying consolidated balance sheet at December 31, 2005, included $0.4 million of lease termination and other exit costs remaining from an amount accrued in 2002. This amount related to vacant land previously leased by the Company and was netted against other costs accounted for as deferred rent at December 31, 2006 (see Note 10).

5.                 Long-Term Debt

The Company’s long-term debt consists of the following at December 31 (in thousands):

	2006	2005
New term loan due in installments through April 7, 2013 bearing interest at LIBOR plus 1.5%	$327,250	$—
Old term loan paid off by new term loan in 2006	—	47,500
Less current portion	(831)	(5,000)
Long-term portion of term loan	$326,419	$42,500

New Credit Agreement and Interest Rate Swap Agreement

On April 7, 2006, the Company entered into a new credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition described in Note 3 and provide available financing for future Company operations. The new credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of December 31, 2006, the balance outstanding under the term loan was $327.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit. The new credit agreement replaced the Company’s previously existing credit agreement and approximately $46.3 million of debt outstanding under the former agreement was paid off by borrowings under the new agreement. Under the new credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

Borrowings under the new term loan and on the new revolving credit facility bear interest at variable rates (either a LIBOR rate or the lenders’ base rate, as elected by the Company) plus a margin. Under the new agreement, the interest rate for the term loan is LIBOR plus a margin of 1.50% (6.88% at December 31, 2006), or the lenders’ base rate plus a margin of 0.50%. The applicable margin on the revolving credit facility varies based on the Company’s leverage ratio. The interest rate for the revolving credit facility is LIBOR plus an applicable margin of 1.25% to 2.00%, or the lenders’ base rate plus an applicable margin of 0.25% to 1.00%. At the Company’s current leverage ratio, the applicable interest rate on the revolving credit facility is either LIBOR plus 1.75% or the lender’s base rate plus 0.75%. In connection with the new credit agreement, the Company entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.

Subsequent to December 31, 2006, the Company borrowed an aggregate of $5.0 million under the revolving credit facility to provide funds needed to pay certain costs of the integration of Aircast.

Interest Rate Swap Agreement.   On April 11, 2006, the Company entered into an interest rate swap agreement with Wachovia Bank which converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years. Accordingly, with respect to a notional amount of $250 million of the term loan, the Company’s interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap. The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows. As of December 31, 2006, the outstanding notional amount of the interest rate swap was $250 million and the fair market value of the swap reflected a loss of approximately $0.9 million. The Company’s interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS No. 133, the fair market value of the swap at December 31, 2006 was recorded as a long-term liability, with the change in such fair value accounted for in accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet. The weighted average interest rate applicable to the Company’s borrowings as of December 31, 2006 was 6.81%.

Repayment.   The Company was initially required to make quarterly principal payments of $0.9 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013. In 2006 the Company made $21.0 million of prepayments on the term loan. Under the new credit agreement, prepayments are applied to reduce outstanding principle balance in direct order of maturity to payments scheduled over next twelve months and thereafter to remaining scheduled principal payments on a prorated basis. Accordingly, the Company’s required principal payments have been reduced to $0.8 million per quarter and begin in December 2007. Any borrowings under the revolving credit facility are due in full on April 7, 2012. The Company is also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of its excess cash flow if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents the Company’s net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by the Company; (b) 50% of the net cash proceeds of certain equity issuances by the Company if the Company’s ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by the Company, in each case subject to certain exceptions. The Company is not required to make any mandatory prepayments for the year ended December 31, 2006.

Future minimum annual principal payments for the term loan as of December 31, 2006 are as follows (in thousands):

2007	$831
2008	3,323
2009	3,322
2010	3,322
2011	3,322
2012 and thereafter	313,130
$327,250

Security; Guarantees.   The Company’s obligations under the new credit agreement are irrevocably guaranteed, jointly and severally, by the Company, all our current and future U.S. subsidiaries. In addition, the credit agreement and the guarantees thereunder are secured by substantially all of the Company’s U.S. assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Covenants.   The new credit agreement imposes certain restrictions on the Company, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by the Company and its subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. The new credit agreement requires the Company to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. The Company was in compliance with all covenants as of December 31, 2006.

Debt issuance costs.   The Company capitalized debt issuance costs of approximately $6.4 million in association with the new credit agreement, which are being amortized over the term of the agreement. Remaining debt issuance costs of $5.6 million, net of accumulated amortization, were included in the accompanying balance sheet at December 31, 2006. At December 31, 2005, the Company had $2.5 million of remaining debt issuance costs related to prior credit agreements, net of accumulated amortization, included in the accompanying balance sheet.

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

6.                 Related Party Transactions

In 2005 and 2004, certain management stockholders who previously purchased shares of the Company’s stock in exchange for promissory notes, fully repaid the entire balances of such notes, including interest, owed to the Company. Amounts repaid included $1.8 million paid in 2005 and $0.3 million paid in 2004.

7.                 Common and Preferred Stock

At December 31, 2006, the Company had a total of 23,317,934 shares of common stock outstanding.

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

Stock Options and Stock-Based Compensation

2001 Omnibus Plan

The 2001 Omnibus plan provides for awards of stock options, stock appreciation rights, performance awards, restricted stock, restricted stock units, stock bonuses, stock unit awards and cash bonuses to key personnel, including consultants and advisors. Except as hereafter described and subject to equitable adjustments to reflect certain corporate events, the maximum number of shares of the Company’s common stock with respect to which awards may be granted under the Omnibus Plan is 7,181,868 at December 31, 2006. On each January 1, commencing with January 1, 2003, the number of shares of common stock available for issuance under the Omnibus Plan is automatically increased by a number of shares equal to 3% of the number of shares of common stock outstanding on the previous December 31. In addition, shares of common stock reserved for but not subject to options granted under the 1999 Option Plan or subject to awards that are forfeited, terminated, canceled or settled without the delivery of common stock under the Omnibus Plan and the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan. Also, shares tendered to DJO Incorporated in satisfaction or partial satisfaction of the exercise price of any award under the Omnibus Plan or the 1999 Option Plan will increase the number of shares available for awards under the Omnibus Plan to the extent permitted by Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Omnibus Plan is administered by the Compensation Committee of the Company’s Board of Directors, which has the sole and complete authority to grant awards under the Omnibus Plan to eligible employees and officers of, and consultants and advisors to, DJO Incorporated and its subsidiaries. Most options granted under the Omnibus Plan are subject to vesting in equal annual installments over four years. Options granted under the Omnibus Plan expire ten years from the date of grant. At December 31, 2006 options to purchase 3,821,204 shares had been granted. At December 31, 2006 and 2005, 646,980 and 828,520 shares were exercisable, respectively. On December 31, 2006, 3,360,664 shares were available for future grant under the Omnibus Plan. On January 1, 2007, the shares available for future grant were increased by 699,538 shares to 4,060,202 shares.

1999 Option Plan

Under the Company’s Fifth Amended and Restated 1999 Option Plan (the 1999 Option Plan), 1,993,174 common shares have been reserved for issuance upon exercise of options granted under the plan. The 1999 Option Plan is administered by the Compensation Committee. The plan will expire on August 19, 2015 unless the Company terminates it before that date. The 1999 Option Plan provides for the grant of nonqualified options to officers, directors and employees of, and consultants and advisors to, DJO Incorporated.

The Company granted options to purchase an aggregate of 944,542 shares of common stock under the 1999 Option Plan through 2001. As of December 31, 2006 and 2005, options to purchase 57,333 and 236,733 shares issued under the 1999 Option Plan were outstanding and all exercisable, respectively. No future options will be granted under the 1999 Option Plan, and all shares of common stock, which would otherwise have been available for issuance under the 1999 Option Plan are available for issuance under the 2001 Omnibus Plan.

2001 Non-Employee Director’s Stock Option Plan

The Company has adopted the DJO Incorporated 2001 Non-Employee Directors’ Stock Option Plan. In December 2005, the Company’s Board amended this plan as follows: (1) upon initial election to the Board, a director will receive an option grant covering 15,000 options at an exercise price equal to 100% of the fair market value of the common stock as of such date, such options will be fully vested upon date of grant; and (2) ongoing director options granted after the effective date of the amendment will vest over a three-year period, with one-third vesting on each of the first three anniversary dates of the grant. Options granted under this plan expire ten years from the date of grant. A total of 1,500,000 shares of the Company’s common stock have been reserved for issuance under the plan. A total of 460,000 and 355,000 options had been granted under the Plan at December 31, 2006 and 2005, respectively. No options were granted under this plan prior to 2002. As of December 31, 2006, options to purchase 285,000 shares issued under the Director Plan were exercisable.

Stock-Based Compensation

Expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period of the underlying equity instruments. As of December 31, 2006, approximately 4.4 million shares were available for grant under the Company’s Stock Option Plans and 1.2 million shares were available for issuance under the Company’s ESPP. Effective January 1, 2006, the benefits provided under the Company’s Stock Option Plans and the Company’s ESPP are considered stock-based compensation, subject to the provisions of SFAS No. 123(R). For the year ended December 31, 2006, the application of SFAS No. 123(R) resulted in the following adjustments to amounts that would have been reported under previous accounting standards (in thousands):

	Year Ended
	December 31, 2006
	Under Previous Accounting	SFAS No. 123(R) Adjustments	As Reported Under SFAS No. 123(R)
Costs of goods sold	$165,119	$987	$166,106
Operating expenses:
Sales and marketing	124,566	4,525	129,081
General and administrative	44,547	3,629	48,176
Research and development	8,455	533	8,988
Income from operations	55,215	(9,674)	45,541
Provision for income taxes	(13,495)	2,021	(11,474)
Net income	20,294	(7,653)	12,641
Basic net income per share	$0.89	$0.34	$0.55
Diluted net income per share	$0.87	$0.33	$0.54

The Company’s worldwide effective tax rate increased in connection with its adoption of SFAS No. 123(R) as of January 1, 2006. The aggregate SFAS No. 123(R) compensation expense results in a reduced tax benefit rate due to the required tax accounting for the mix of the Company’s outstanding and unvested incentive stock options and non-qualified stock options and the Company’s ESPP.

Prior to the Company’s adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. Statement No. 123(R) requires the benefit of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. For the year ended December 31, 2006, the excess tax benefits from stock options exercised was $2.7 million.

The fair value of each equity award is estimated on the date of grant using the Black-Scholes valuation model for option pricing using the assumptions noted in the following table. Expected volatility rates are based on the historical volatility (using daily pricing) of the Company’s stock. In accordance with SFAS No. 123(R), the Company reduces the calculated Black-Scholes value by applying a forfeiture rate, based upon historical pre-vesting option cancellations. The expected term of options granted is estimated based on a number of factors, including the vesting term of the award, historical employee exercise behavior for both options that have run their course and outstanding options, the expected volatility of the Company’s stock and an employee’s average length of service. The risk-free interest rate is determined based upon a constant U.S. Treasury security rate with a contractual life that approximates the expected term of the option award. For years ended December 31:

	2006	2005	2004
Stock Option Plans:
Expected volatility	58.2%	59.6%	71.5%
Risk-free interest rate	4.9%	3.8%	3.2%
Forfeitures	7.6%	7.5%	10.0%
Dividend yield	—	—	—
Expected term (in years)	3.7	3.7	4.0
Employee Stock Purchase Plan:
Expected volatility	36.3%	61.7%	61.7%
Risk-free interest rate	5.0%	2.7%	1.5%
Dividend yield	—	—	—
Expected term (in years)	0.5	0.7	1.3

The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2005 and 2004, under the disclosure only provisions of SFAS No. 123, as if the fair value method had been applied to all outstanding and unvested awards (in thousands, except per share amounts):

	2005	2004
Net income as reported	$29,198	$14,015
Total stock-based employee compensation expense determined under fair value method for all option plans and stock purchase plan, net of related tax effects	(6,993)	(6,356)
Pro forma net income	$22,205	$7,659
Basic net income per share:
As reported	$1.34	$0.66
Pro forma	$1.02	$0.36
Diluted net income per share:
As reported	$1.29	$0.63
Pro forma	$0.98	$0.34

The pro forma effect on net income as shown above is not necessarily indicative of potential effects on results for future years. The weighted average fair value of options granted during 2005 and 2004 was $12.54 and $12.09 per share, respectively.

The following table summarizes option activity under all plans from December 31, 2003 through December 31, 2006:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share
Outstanding at December 31, 2003	3,332,231	$2.97 - $25.92	$13.78
Granted	1,234,200	17.99 - 26.65	21.75
Exercised	(483,040)	2.97 - 17.00	8.51
Cancelled	(264,416)	3.52 - 25.92	19.10
Outstanding at December 31, 2004	3,818,975	2.97 - 26.65	16.74
Granted	395,000	20.07 - 31.81	26.47
Exercised	(618,665)	2.97 - 26.65	12.47
Cancelled	(452,227)	3.52 - 25.92	22.09
Outstanding at December 31, 2005	3,143,083	2.97 - 31.81	18.22
Granted	824,900	36.57 - 44.09	39.26
Exercised	(1,116,110)	2.97 - 31.81	14.18
Cancelled	(202,083)	4.05 - 39.40	23.59
Outstanding at December 31, 2006	2,649,790	3.52 - 44.09	25.99

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of December 31, 2006	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable as of December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$ 3.52 -$10.80	337,213	5.7	$6.21	256,463	$5.75	5.5
12.25 - 18.00	77,549	5.8	15.34	58,049	14.63	5.2
19.35 - 31.81	1,431,728	7.6	23.78	674,801	23.99	7.6
36.57 - 44.09	803,300	9.4	39.26	—	—	—
3.52 - 44.09	2,649,790	7.9	25.99	989,313	18.72	6.9

The aggregate intrinsic value of options outstanding at December 31, 2006 was approximately $44.6 million and the aggregate intrinsic value of options exercisable at December 31, 2006 was approximately $23.8 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $27.2 million. The weighted-average fair value per share for options that were not vested at December 31, 2005, not vested at December 31, 2006, vested during the year ended December 31, 2006 and cancelled/expired/forfeited during the year ended December 31, 2006, were $11.22, $30.33, $17.39 and $23.59, respectively. At December 31, 2006, there was approximately $21.4 million of compensation expense that has not yet been recognized related to non-vested stock-based awards. That expense is expected to be recognized over a weighted-average period of 1.4 years. During the year ended December 31, 2006, cash received from options exercised was $15.8 million.

Employee Stock Purchase Plan

The Employee Stock Purchase Plan provides for the issuance of up to 1,576,365 shares of the Company’s common stock. During each purchase period, eligible employees may designate between 1% and 15% of their cash compensation, subject to certain limitations, to be deducted from their cash compensation for the purchase of common stock under the plan. Through December 31, 2006, the purchase price of the shares under the plan is equal to 85% of the lesser of the fair market value per share on the first day of each twenty-four month offering period or the last day of each six-month purchase period during the offering period. Effective January 1, 2006, the offering period of the plan was reduced to six months. On January 1 of each year, the aggregate number of shares reserved for issuance under this plan increases automatically by a number of shares equal to 1.0% of the Company’s outstanding shares on December 31 of the preceding year. The Company’s Board of Directors or the Compensation Committee may reduce the amount of the increase in any particular year. The aggregate number of shares reserved for issuance under the Employee Stock Purchase Plan may not exceed 5,000,000 shares. Through December 31, 2006, 561,212 shares had been issued under the Employee Stock Purchase Plan. On January 1, 2007, the number of shares reserved for issuance under the Employee Stock Purchase Plan was increased by 233,179 shares and total shares reserved for issuance were 1,469,711.

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

8.                 Income Taxes

The (provision) benefit for income taxes, including deferred taxes, on income before income taxes is as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Current
Federal	$(2,245)	$(631)	$(30)
State	(1,207)	(422)	184
Foreign	(2,146)	(629)	(268)
	(5,598)	(1,682)	(114)
Deferred
Federal	(3,105)	(14,709)	(7,097)
State	(2,137)	(2,914)	(1,403)
Foreign	(634)	42	(408)
	(5,876)	(17,581)	(8,908)
Provision for income taxes	$(11,474)	$(19,263)	$(9,022)

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Amortization of intangible assets	$9,868	$26,766
Accrued expenses	4,831	2,169
Allowance for doubtful accounts	2,532	3,149
Provision for excess and obsolete inventories	3,245	2,167
Net operating loss carryforwards	5,001	5,627
Depreciation of fixed assets	2,230	(752)
FAS123(R) stock-based compensation	1,665	—
Other, net	(323)	377
Net deferred tax assets	$29,049	$39,503

Realization of the Company’s deferred tax assets is dependent on the Company’s ability to generate future taxable income prior to the expiration of net operating loss carryforwards. Based on the Company’s historical and expected future taxable earnings, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax assets at December 31, 2006. No valuation allowance was provided for any of the Company’s deferred tax assets at December 31, 2006 or 2005.

The Company utilizes the with-or-without method in order to determine when excess tax benefits from stock-based compensation are realized under SFAS No. 123(R).  Under the with-or-without method, excess tax benefits from stock-based compensation are not deemed to be realized until after the utilization of net operating loss carryforwards from ordinary operations.  At December 31, 2006, deferred tax assets do not include $5.6 million of excess tax benefits from stock-based compensation.  Upon realization of such benefits, the Company will increase additional paid-in capital and reduce taxes payable.

As of December 31, 2006, the Company has U.S. federal net operating loss carryforwards of $27.6 million, which begin to expire in 2022. As a result of the Company’s 2004 stock offerings (see Note 7), certain changes in the Company’s ownership may limit future annual utilization of the Company’s federal net operating loss carryforwards. The Company also has $15.8 million of various state net operating loss carryforwards, which begin to expire in 2007 and does not have any material foreign net operating loss carryforwards.

The reconciliation of income tax attributable to income before provision for income taxes at the U.S. federal statutory rate to income tax provision in the accompanying statements of income for the years ended December 31 is as follows:

	2006	2005	2004
Federal tax at statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	7.0%	4.2%	3.4%
FAS123(R) stock-based compensation	6.0%	—	—
Other	(0.4)%	0.6%	0.8%
	47.6%	39.8%	39.2%

The Company made income tax payments, net of (refunds), totaling $2.0 million, $1.3 million and $0.6 million in the years ended December 31, 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, income tax benefits of $2.7 million, $3.5 million and $4.3 million, respectively, were credited to stockholders’ equity related to the exercise of employee stock options.

Income before income taxes includes the following components for the years ended December 31 (in thousands):

	2006	2005	2004
United States	$16,113	$46,862	$21,270
Foreign	8,002	1,599	1,767
	$24,115	$48,461	$23,037

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $9.2 million at December 31, 2006. Those earnings are considered to be indefinitely reinvested, and accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the foreign countries, but would also be able to generate foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, the Company does not believe the amount would be material.

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

•       Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods and pain management products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 340 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements. For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient. The Company refers to this portion of its DonJoy channel as its Insurance channel.

Through the ProCare/Aircast sales channel, which is comprised of approximately 100 direct and independent representatives that manage over 380 dealers focused on primary and acute facilities, the Company sells its rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. As of December 31, 2006, the OfficeCare program was located at over 1,000 physician offices throughout the United States. The Company has contracts with over 700 third-party payors.

•       Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States. The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 124 additional sales representatives dedicated to selling the OL1000 product, of which approximately 57 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. In early 2006, the agreement was further modified to be non-exclusive in all territories. These products are sold either directly to the patient or to independent distributors. The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•       International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors. The Company sells its products in over 70 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below is net revenues, gross profit and operating income information for the Company’s reporting segments for the years ended December 31 (in thousands). This information excludes the impact of other expenses not allocated to segments, which are comprised of (i) general corporate expenses for all periods presented and (ii) restructuring costs associated with certain manufacturing moves in 2004. Information for the Domestic Rehabilitation and International segments includes the impact of purchase accounting and related amortization of acquired intangible assets related to the Aircast acquisition on April 7, 2006. Information for the International segment also includes the impact of purchase accounting and related amortization of acquired intangible assets related to the Axmed acquisition on January 2, 2006. For the years ended December 31, 2006 and 2005, Domestic Rehabilitation income from operations was reduced by amortization of acquired intangible assets amounting to $5.8 million and $0.3 million, respectively. For the years ended December 31, 2006 and 2005, International income from operations was reduced by amortization of acquired intangible assets amounting to $4.8 million and $0.1 million, respectively. For the years ended December 31, 2006, 2005 and 2004, Regeneration income from operations was reduced by amortization of acquired intangible assets amounting to $4.6 million, $4.6 million and $4.7 million, respectively. For the year ended December 31, 2004, Regeneration income from operations was also reduced by restructuring charges of $3.8 million related to the integration of the business operations of the segment.

	2006	2005	2004
Net Revenues:
Domestic Rehabilitation	$267,083	$197,279	$177,481
Regeneration	64,507	55,474	49,658
International	81,468	33,414	28,860
Consolidated net revenues	$413,058	$286,167	$255,999
Gross Profit:
Domestic Rehabilitation	$137,316	$109,752	$100,200
Regeneration	59,531	49,710	43,032
International	50,105	21,416	17,603
Consolidated gross profit	$246,952	$180,878	$160,835
Income from operations:
Domestic Rehabilitation	$35,905	$41,878	$36,341
Regeneration	14,436	14,623	7,836
International	11,947	8,430	5,398
Income from operations of reportable segments	62,288	64,931	49,575
Expenses not allocated to segments	(16,747)	(11,072)	(10,502)
Consolidated income from operations	$45,541	$53,859	$39,073

For the years ended December 31, 2006, 2005 and 2004, the Company had no individual customer or distributor that accounted for 10% or more of total annual revenues.

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

Net revenues, attributed to geographic location based on the location of the customer, for the years ended December 31, were as follows (in thousands):

	2006	2005	2004
United States	$331,590	$252,753	$227,139
Europe	64,676	23,424	20,369
Other countries	16,792	9,990	8,491
Total consolidated net revenues	$413,058	$286,167	$255,999

Total assets by region at December 31 were as follows (in thousands):

	2006	2005
United States	$619,599	$295,257
International	48,735	9,407
Total consolidated assets	$668,334	$304,664

10.          Commitments and Contingencies

The Company is obligated under various noncancellable operating leases for land, buildings, equipment and vehicles through approximately June 2021. Certain of the leases provide that the Company pay all or a portion of taxes, maintenance, insurance and other operating expenses, and certain of the rents are subject to adjustment for changes as determined by certain consumer price indices and exchange rates. The Company is headquartered in Vista, California and operates manufacturing locations in Vista, California, Tijuana, Mexico and Sfax, Tunisia. The Company also leases warehouse and office space in Indiana, Connecticut, Arizona, Germany, Canada, France, Spain, the United Kingdom, Italy, Belgium and Denmark.

Minimum annual lease payment commitments for noncancellable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$6,186
2008	5,396
2009	5,064
2010	4,521
2011	4,520
2012 and thereafter	32,155
$57,842

In late 2004, the Company entered into a lease agreement with Professional Real Estate Services, Inc. (PRES) under which PRES undertook to build a new 110,000 square foot corporate headquarters facility for the Company on vacant land in Vista, California. The Company occupies the facility under a 15-year lease, which commenced in August 2006 upon completion of the facility, with two five-year options to extend the term. The Company vacated its former facilities in Vista. Included in income from operations in the accompanying consolidated statements of income, the Company wrote-off the net book value of approximately $0.9 million of leasehold improvements for the former facilities in the third quarter of 2006. Rent expense for the new facility will be recorded on a straight-line basis over the lease term at approximately $1.9 million per year.

In February 2005, PRES purchased the Company’s former facilities as well as the real property underlying the new lease. Effective on the purchase date, a lease for the vacant land on which the Company was previously obligated was terminated. In connection with the new lease, the Company’s leases for its former Vista facilities were terminated early in August 2006. Those leases would otherwise have continued until February 2008. In August 2006, the Company made a lump sum rent payment to PRES of approximately $1.5 million, representing 40% of the rent that would have been due under the former facilities leases from the early termination date through the original expiration date. If PRES is able to lease the Company’s former facilities during what would have remained of the term of the Company’s existing leases, a portion of that sum may be refunded to the Company. The lump sum rent payment, net of a remaining $0.4 million accrual related to lease termination costs originally accrued in 2002 (see Note 4), is being accounted for as additional rent expense over the term of the new lease and is included in the annual rent expense amount noted above.

In connection with the new lease, the Company and PRES incurred costs of approximately $7.9 million related to negotiated tenant improvements and other improvements to the new facility. This amount has been recorded as an addition to property and equipment and will be amortized over the shorter of the estimated useful life or the 15 year lease term, in the amount of approximately $0.5 million per year.

The amounts paid by PRES for tenant improvements of approximately $3.9 million, net of the lump sum rent payment made by the Company and other costs aggregating $0.2 million, have been included in deferred rent at December 31, 2006 and are included in other accrued liabilities, current and long-term, in the accompanying consolidated balance sheet (see Note 2).

Aggregate rent expense was approximately $8.4 million, $6.4 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

11.          Employee Benefit Plan

The Company has a qualified 401(k) profit-sharing plan covering substantially all of its U.S. employees. Effective January 1, 2006, the Company matches 50 percent of employee contributions up to six percent of total compensation. Through December 31, 2005, the Company matched 100% of the first $500 contributed annually by each employee and 30 percent of additional employee contributions up to six percent of total compensation. The Company’s matching contributions related to this plan were $0.7 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The plan also provides for discretionary Company contributions as approved by the Board of Directors. There have been no such discretionary contributions through December 31, 2006.

12.          Quarterly Results (unaudited)

The Company operates its business on a manufacturing calendar, with its fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of on five-week and two four-week periods. The first and fourth quarters may have more or less working days from year to year based on the days of the week on which holidays and December 31 fall.

The following table summarizes certain of the Company’s operating results by quarter for 2006 and 2005:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data and operating days)
Net revenues	$82,563	$106,525	$113,205	$110,765	$413,058
Gross profit	50,854	63,613	67,865	64,620	246,952
Income from operations	11,812	10,738	14,302	8,689	45,541
Net income	$5,981	$1,292	$4,359	$1,009	$12,641
Basic net income per share	$0.27	$0.06	$0.19	$0.04	$0.55
Diluted net income per share	$0.26	$0.06	$0.18	$0.04	$0.54
Number of operating days	64	64	63	61	252

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share data and operating days)
Net revenues	$70,250	$68,827	$72,133	$74,957	$286,167
Gross profit	44,029	44,254	45,632	46,963	180,878
Income from operations	12,421	13,022	13,926	14,490	53,859
Net income	$6,597	$6,929	$7,536	$8,136	$29,198
Basic net income per share	$0.31	$0.32	$0.34	$0.37	$1.34
Diluted net income per share	$0.29	$0.31	$0.33	$0.35	$1.29
Number of operating days	65	64	63	61	253

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the our disclosure controls and procedures (as such term is defined in SEC Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on such evaluation, such officers have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting as described below. Based on a number of factors, including our performance of additional procedures as discussed under “Management’s Remediation Efforts” below, our management has concluded that the consolidated financial statements included in Part II, Item 8 of this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles (GAAP). The unqualified opinion of our independent registered public accounting firm on our financial statements as of and for each of the years in the three year period ended December 31, 2006 is included in Part II, Item 8 of this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)         Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2)         Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)         Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. We completed the acquisitions of Axmed in January 2006 and Aircast in April 2006, as more fully described in Note 3 to the consolidated financial statements included in Part II, Item 8 herein. As part of our ongoing integration activities, we are in the process of incorporating the operations of Axmed and Aircast into our controls and procedures and we expect to complete the process by no later than January 2, 2007 for Axmed and April 7, 2007 for Aircast. Management has excluded from its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2006 certain elements of the internal control over financial reporting of Axmed and Aircast, which constituted approximately $19.2 million and $43.9 million of net revenues for Axmed and Aircast, respectively, for the year ended December 31, 2006 and $10.0 million and $16.4 million of total assets for Axmed and Aircast, respectively, as of December 31, 2006. We plan to include these businesses into our assessment of the effectiveness of our internal controls within one year of each respective acquisition.

In conducting its assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of December 31, 2006, we had a control deficiency regarding the transfer and integration of inventory from Aircast which took place in the fourth quarter of 2006. During the course of our independent registered public accounting firm’s audit of our financial statements for the year ended December 31, 2006, it was determined that we did not perform adequate detailed procedures with regards to inventory in-transit and the reconciliation of the related intercompany transactions. Our performance of additional detailed procedures resulted in adjustments to the inventory and costs of goods sold which were material to net income. Such adjustments have been recorded by us in our financial statements included in Part II, Item 8 of this Form 10-K. This control deficiency results in a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees during the normal course of performing their assigned functions. Therefore, management has concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of our internal control over financial reporting which is included below.

Management’s Remediation Efforts

Subsequent to the year ended December 31, 2006, management remediated the control deficiency described above by implementing controls requiring the preparation and review of detailed analyses and reconciliations of in-transit inventory and related intercompany accounts. These analyses and reconciliations were completed for the transfer of the Aircast inventory in early February 2007.

Changes in Internal Control over Financial Reporting

Other than the operating control deficiency described above and other than as set forth above with respect to our recent acquisitions, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
DJO Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that DJO Incorporated did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). DJO Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying DJO Incorporated Inc. Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Newmed SAS (“Axmed”) and AirCast Incorporated (“Aircast”) which were acquired in 2006 and are included in the 2006 consolidated financial statements of the Company and constituted: approximately $19.2 million and $43.9 million of net revenues for Axmed and Aircast, respectively, for the year ended December 31, 2006 and $10.0 million and $16.4 million of total assets for Axmed and Aircast, respectively, as of December 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Axmed and Aircast.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company experienced control deficiencies regarding the transfer and integration of inventory from an acquired entity in the fourth quarter of 2006. During the course of the audit, it was determined the Company did not perform adequate detailed procedures with regards to inventory in transit and the reconciliation of the related intercompany transactions. Performance of additional detailed procedures by the Company resulted in adjustments to the inventory and costs of goods sold balances, which were recorded by the Company in its financial statements prior to their publication in this Annual Report. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated February 26, 2007 on those financial statements.

In our opinion, management’s assessment that DJO Incorporated did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, DJO Incorporated has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ ERNST & YOUNG LLP
San Diego, California
February 26, 2007

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The Company’s Code of Business Conduct and Ethics and Corporate Governance Guidelines can be accessed on the Company’s website under the investor relations page, and are available in print to stockholders who submit a written request to the Secretary of the Company at the address of the Company’s principal executive offices. In addition, the Audit, Compensation and Nominating and Corporate Governance Committees have each adopted a charter governing the activities of such committee. In accordance with New York Stock Exchange rules, these documents are also available either on the Company’s website or by written request no later than the date of the Company’s 2007 Annual Stockholders Meeting.

The other information under Item 10 is hereby incorporated by reference from DJO Incorporated’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007. See also the identification of the Executive Officers following Item 4 of this Form 10-K.

Item 11.                 Executive Compensation

Item 11 is hereby incorporated by reference from DJO Incorporated’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from DJO Incorporated’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Item 13 is hereby incorporated by reference from DJO Incorporated’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

Item 14.                 Principal Accounting Fees and Services

Item 14 is hereby incorporated by reference from DJO Incorporated’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   The following documents are filed as part of this report:

1.                 The following consolidated financial statements of DJO Incorporated, including the report thereon of Ernst & Young LLP, are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.      Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.      Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form S-8 (Reg. No. 333-73966))
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registration Statement of the Registrant on Form S-3 (Reg. No. 333-111465))

3.3	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement of the Registrant on Form S-8 (Reg. No. 333-73966))
3.4	Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K dated May 26, 2006)

10.1#

Fifth Amended and Restated 1999 Option Plan of the Registrant dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))

10.2#	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.3#	dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.4#	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.5#

Amendment Number One to the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan, dated May 29, 2003 (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.6

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on October 26, 2004)

10.7

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC and Smith & Nephew, Inc., dated October 20, 2004 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on October 26, 2004)

10.8+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics, LLC (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.) (Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2004)

10.9

Asset Purchase Agreement, dated March 10, 2005, between dj Orthopedics, LLC, and Superior Medical Equipment, LLC (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 14, 2005)

10.10#

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan, dated May 3, 2005 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 5, 2005)

10.11#	dj Orthopedics, Inc. Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 2, 2005)
10.12#	Trust Agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 2, 2005)
10.13	Asset Purchase Agreement, dated August 8, 2005, between dj Orthopedics, LLC and Encore Medical, L.P. (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 10, 2005)
10.14

Share Purchase Agreement, dated December 15, 2005, by and among dj Orthopedics, LLC and the Stockholders of Newmed SAS (Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 16, 2005)

10.15

Outsourcing Agreement, dated as of January 15, 2006, by and between Creditek LLC, Inc. and dj Orthopedics, LLC (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended April 1, 2006)

10.16

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended April 1, 2006)

10.17

Credit Agreement, dated April 7, 2006, among dj Orthopedics, LLC, certain of its foreign subsidiaries party hereto from time to time, the Registrant, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 8-K filed on April 13, 2006)

10.18	Stock purchase agreement by and among dj Orthopedics, LLC, and the Stockholders of Aircast (Incorporated by reference to the Registrant’s Report on Form 8-K filed on April 13, 2006)
10.19#	Amendment Number One to the dj Orthopedics, Inc. 2001 Omnibus Plan dated December 13, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 19, 2006)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

+                Confidential treatment has been requested with respect to portions of this exhibit.

#                 Indicates management or compensatory plan or arrangement required to be identified pursuant to Item 15(a).

DJO INCORPORATED
SCHEDULE II—Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2006

	Allowance for Doubtful Accounts and Sales Returns	Reserve for Excess and Obsolete Inventory
Balance at December 31, 2003	$20,717,000	$6,369,000
Acquired through business acquisitions	—	—
Provision	30,556,000	(113,000)
Write-offs and recoveries, net	(24,645,000)	(3,075,000)
Balance at December 31, 2004	26,628,000	3,181,000
Acquired through business acquisitions	—	—
Provision	34,594,000	983,000
Write-offs and recoveries, net	(34,430,000)	(1,844,000)
Balance at December 31, 2005	26,792,000	2,320,000
Acquired through business acquisitions	139,000	93,000
Provision	42,407,000	1,339,000
Write-offs and recoveries, net	(30,736,000)	(1,678,000)
Balance at December 31, 2006	$38,602,000	$2,074,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007	DJO INCORPORATED
	By:	/s/ LESLIE H. CROSS
Leslie H. Cross
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LESLIE H. CROSS	President, Chief Executive Officer and Director	March 1, 2007
Leslie H. Cross	(Principal Executive Officer)
/s/ VICKIE L. CAPPS	Executive Vice President, Chief Financial Officer	March 1, 2007
Vickie L. Capps	and Treasurer (Principal Financial and Accounting Officer)
/s/ JACK R. BLAIR	Chairman of the Board of Directors	March 1, 2007
Jack R. Blair
/s/ MITCHELL J. BLUTT	Director	March 1, 2007
Mitchell J. Blutt, M.D.
/s/ THOMAS MITCHELL	Director	March 1, 2007
Thomas Mitchell
/s/ LEWIS PARKER	Director	March 1, 2007
Lewis Parker
/s/ CHARLES T. ORSATTI	Director	March 1, 2007
Charles T. Orsatti
/s/ LESLEY H. HOWE	Director	March 1, 2007
Lesley H. Howe
/s/ KIRBY L. CRAMER	Director	March 1, 2007
Kirby L. Cramer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registration Statement of the Registrant on Form S-8 (Reg. No. 333-73966))
3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to the Registration Statement of the Registrant on Form S-3 (Reg. No. 333-111465))

3.3	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 4.2 to the Registration Statement of the Registrant on Form S-8 (Reg. No. 333-73966))
3.4	Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K dated May 26, 2006)
10.1#

Fifth Amended and Restated 1999 Option Plan of the Registrant dated October 25, 2001 (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))

10.2#	dj Orthopedics, Inc. 2001 Omnibus Plan (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.3#	dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan (Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.4#	dj Orthopedics, Inc. 2001 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Registrant (Reg. No. 333-73966))
10.5#

Amendment Number One to the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan, dated May 29, 2003 (Incorporated by reference to the Registrant’s Report on Form 10-Q for the quarter ended June 28, 2003)

10.6

Lease Agreement between Professional Real Estate Services, Inc. and dj Orthopedics, LLC (now known as DJO, LLC), dated October 20, 2004 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on October 26, 2004)

10.7

Agreement Regarding Termination of Leases among Professional Real Estate Services, Inc., dj Orthopedics, LLC. and Smith & Nephew, Inc., dated October 20, 2004 (Incorporated by reference to the Registrant’s Report on Form 8-K dated filed on October 26, 2004)

10.8+

Amended and Restated Sales Representative Agreement, dated January 24, 2005 between dj Orthopedics, LLC. (successor to OrthoLogic Corp. with respect to this agreement) and DePuy Spine, Inc. (formally known as DePuy AcroMed, Inc.) (Incorporated by reference to the Registrant’s Report on Form 10-K for the year ended December 31, 2004)

10.9

Asset Purchase Agreement, dated March 10, 2005, between dj Orthopedics, LLC, and Superior Medical Equipment, LLC (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 14, 2005)

10.10#

Amendment Number Two to the dj Orthopedics, Inc. 2001 Non-Employee Directors’ Stock Option Plan, dated May 3, 2005 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on May 5, 2005)

10.11#	dj Orthopedics, Inc. Executive Deferred Compensation Plan and related Adoption Agreement (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 2, 2005)
10.12#	Trust Agreement between dj Orthopedics, LLC and Fidelity Management Trust Company (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 2, 2005)
10.13	Asset Purchase Agreement, dated August 8, 2005, between dj Orthopedics, LLC and Encore Medical, L.P. (Incorporated by reference to the Registrant’s Report on Form 8-K filed on August 10, 2005)
10.14

Share Purchase Agreement, dated December 15, 2005, by and among dj Orthopedics, LLC and the Stockholders of Newmed SAS (Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 16, 2005)

10.15

Outsourcing Agreement, dated as of January 15, 2006, by and between Creditek LLC, Inc. and dj Orthopedics, LLC (Incorporated by Reference to the registrant’s report on Form 10-Q for the quarter ended April 1, 2006)

10.16

Lease Agreement, dated February 17, 2006, between MetroAir Partners, LLC, and dj Orthopedics, LLC (Incorporated by Reference to the registrant’s report on Form 10-Q for the quarter ended April 1, 2006)

10.17

Credit Agreement, dated April 7, 2006, among dj Orthopedics, LLC, certain of its foreign subsidiaries party hereto from time to time, the Registrant, Wachovia Bank, National Association, as administrative agent, and lenders party thereto (Incorporated by reference to the Registrant’s Report on Form 8-K filed on April 13, 2006)

10.18	Stock purchase agreement by and among dj Orthopedics, LLC, and the Stockholders of Aircast (Incorporated by reference to the Registrant’s Report on Form 8-K filed on April 13, 2006)
10.19#	Amendment Number One to the dj Orthopedics, Inc. 2001 Omnibus Plan dated December 13, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on December 19,2006)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.0*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

+                Confidential treatment has been requested with respect to portions of this exhibit.

#                 Indicates management or compensatory plan or arrangement required to be indentified pursuant to Item 15(a).