Form 10-Q
period 2007-03-31
DJO INC
filed 2007-05-10
CIK 1157972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at May 8, 2007 was 23,557,221 shares.

DJO INCORPORATED

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO INCORPORATED

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,545	$7,006
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $42,187 and $38,602 at March 31, 2007 and December 31, 2006, respectively	95,744	90,236
Inventories, net	46,964	47,214
Deferred tax asset, net, current portion	10,799	10,797
Prepaid expenses and other current assets	14,059	14,521
Total current assets	175,111	169,774
Property, plant and equipment, net	31,815	32,699
Goodwill	279,683	277,495
Intangible assets, net	154,568	160,124
Debt issuance costs, net	5,389	5,634
Deferred tax asset, net	17,824	18,251
Other assets	5,702	4,357
Total assets	$670,092	$668,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,881	$17,338
Accrued compensation	11,016	14,171
Accrued commissions	4,609	4,133
Long-term debt, current portion	1,661	831
Accrued interest	3,861	3,984
Accrued taxes	3,224	3,738
Other accrued liabilities, current portion	16,435	22,967
Total current liabilities	59,687	67,162

Long-term debt, less current portion	325,589	326,419
Other accrued liabilities, long-term	4,781	4,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 23,513,242 shares and 23,317,934 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	235	233
Additional paid-in-capital	170,417	163,711
Accumulated other comprehensive income	1,852	1,984
Retained earnings	107,531	104,341
Total stockholders’ equity	280,035	270,269
Total liabilities and stockholders’ equity	$670,092	$668,334

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006

Net revenues	$114,898	$82,563
Costs of goods sold	47,426	31,709
Gross profit	67,472	50,854
Operating expenses:
Sales and marketing	35,955	26,535
General and administrative	12,377	9,024
Research and development	2,169	1,849
Amortization of acquired intangibles	4,489	1,634
Total operating expenses	54,990	39,042
Income from operations	12,482	11,812
Interest expense, net of interest income	(5,877)	(981)
Other income (expense), net	201	(139)
Income before income taxes	6,806	10,692
Provision for income taxes	(2,811)	(4,711)
Net income	$3,995	$5,981

Net income per share:
Basic	$0.17	$0.27
Diluted	$0.17	$0.26
Weighted average shares outstanding used to calculate per share information:
Basic	23,407	22,329
Diluted	23,963	23,194

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006

Operating activities
Net income	$3,995	$5,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	12,892	9,815
Provision for excess and obsolete inventories	262	226
Depreciation and amortization	7,737	3,860
Step-up to fair value of inventory charged to costs of goods sold	—	279
Amortization of debt issuance costs	245	132
Excess tax benefits from stock options exercised	(1,324)	—
Stock-based compensation expense	2,400	1,756
Other	—	71
Changes in operating assets and liabilities, net	(20,263)	(8,995)
Net cash provided by operating activities	5,944	13,125

Investing activities
Purchases of property, plant and equipment	(2,123)	(1,856)
Purchase of businesses, net of cash acquired	(5,936)	(15,765)
Changes in other assets, net	(1,685)	(391)
Net cash used in investing activities	(9,744)	(18,012)

Financing activities
Proceeds from long-term debt	5,000	16,000
Repayment of long-term debt	(5,000)	(17,250)
Net proceeds from issuance of common stock	3,008	7,318
Excess tax benefits from stock options exercised	1,324	—
Net cash provided by financing activities	4,332	6,068
Effect of exchange rate changes on cash and cash equivalents	7	25
Net increase in cash and cash equivalents	539	1,206
Cash and cash equivalents at beginning of period	7,006	1,107
Cash and cash equivalents at end of period	$7,545	$2,313

See accompanying Notes.

DJO INCORPORATED

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.  General

Business and Organization

DJO Incorporated (the Company) is a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and April 1, 2006 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, DJO, LLC (DJO), DJO’s wholly owned Mexican subsidiary that manufactures a majority of DJO’s products under Mexico’s maquiladora program and DJO’s wholly owned subsidiaries in several international countries.  These consolidated financial statements also include the accounts of Aircast Incorporated and its wholly owned domestic and international subsidiaries from and subsequent to April 7, 2006, the date on which the Company acquired Aircast Incorporated (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended
	March 31, 2007	April 1, 2006
Shares used in computations of basic net income per share – weighted average shares outstanding	23,407	22,329
Net effect of dilutive common share equivalents based on treasury stock method	556	865
Shares used in computations of diluted net income per share	23,963	23,194

Stock-Based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  The Company’s net income for the three months ended March 31, 2007 and April 1, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $1.6 million and $1.5 million, respectively.  See Note 7 for additional information regarding stock-based compensation.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006.  The Company adopted FIN 48 on January 1, 2007.  See Note 5 for further details.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The Company realized an aggregate foreign currency transaction gain in the three months ended March 31, 2007 of approximately $0.1 million.  There was no aggregate foreign currency transaction gain or loss in the three months ended April 1, 2006.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Raw materials	$19,723	$17,920
Work-in-progress	1,237	753
Finished goods	28,007	30,615
	48,967	49,288
Less reserves, primarily for excess and obsolete inventories	(2,003)	(2,074)
Inventories, net	$46,964	$47,214

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Held-for-sale assets	$5,296	$6,960
Prepaid expenses	4,858	4,050
Other current assets	3,905	3,511
Prepaid expenses and other current assets, net	$14,059	$14,521

Held-for-sale assets consist of the Aircast manufacturing facility in New Jersey and the Aircast Germany facility.  These held-for-sale facilities were vacated in connection with the Company’s integration of the Aircast business and are no longer in use. In May 2007, the Company entered an agreement to sell the New Jersey facility (see Note 9).

Other accrued liabilities, current portion, consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Accrued contract fees	$3,492	$2,626
Accrued professional fees	1,276	1,326
Deferred rent, current portion	302	453
Other accrued liabilities, current portion	11,365	18,562
Other accrued liabilities, current portion	$16,435	$22,967

Other accrued liabilities, long-term, consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Deferred rent, long-term	$3,375	$3,355
Fair value of interest rate swap	1,316	928
Accrued pension	90	201
Other accrued liabilities, long-term	$4,781	$4,484

Deferred rent relates primarily to the Company’s new headquarters in Vista, California.

3. Acquisitions and Investments

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash.  The Company also incurred approximately $4.9 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $10.6 million of estimated costs in connection with the Company’s plan to integrate the acquired business, including severance expenses.

In April 2006, the Company began its integration of the Aircast business.  The integration plan consisted of:  1) integrating the Aircast sales force into the Company’s existing sales force, 2) closing the Aircast New Jersey manufacturing facility and moving the manufacturing of the Aircast products to the Company’s Tijuana, Mexico manufacturing facility, other than the vascular systems products, which were moved to the Company’s Vista, California facility, 3) closing the Aircast New Jersey corporate headquarters and integrating the administrative functions into the Company’s Vista facility and the Company’s distribution facility in Indianapolis, Indiana, and 4) closing various international Aircast locations and integrating their operations into the Company’s existing locations in those countries including France, Germany and the United Kingdom.  In conjunction with this integration plan, the Company accrued approximately $10.8 million in severance costs for approximately 300 Aircast employees.  The Company completed the termination of the affected Aircast employees in March 2007.  Of this total estimated amount, approximately $2.1 million is related to severance and retention payments that had not been paid out as of March 31, 2007, and is not expected to be fully paid out until the first quarter of 2008.  This amount is included in accrued compensation in the accompanying unaudited consolidated balance sheet at March 31, 2007.

Severance costs accrued as of March 31, 2007 for Aircast employees as a result of the Company’s integration of the acquired business are as follows (in thousands):

	Total Costs Incurred	Cash Payments	Accrued Liability At March 31, 2007
Employee severance	$10,840	$(8,702)	$2,138

The fair values of the assets acquired and the liabilities assumed in connection with the Aircast acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company used a third-party valuation firm to assist management in estimating these fair values. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through March 31, 2007:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$508
Accounts receivable, net	12,957
Inventories, net	8,134
Prepaid expenses and other current assets	2,730
Fixed assets, net	15,854
Deferred tax asset	3,371
Other assets	33
Accounts payable	(3,134)
Accrued compensation	(986)
Deferred tax liability	(5,794)
Other accrued liabilities	(9,213)
Accrued pension	(190)
		24,270
Fair value of identifiable intangible assets acquired:
Patents and existing technology	28,700
Customer contracts and related relationships – GPO	6,900
Customer contracts and related relationships – Other	38,300
Trade names and trademarks	47,400
		121,300
Goodwill		161,538
Total purchase price allocation		$307,108

The identifiable intangible assets are being amortized over their estimated useful lives, which range from seven to fifty years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $121.3 million. An aggregate value of $28.7 million was assigned to patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the patents and technology acquired. An aggregate value of $6.9 million was assigned to certain Aircast customer relationships for group purchase organization (GPO) customers and an aggregate value of $38.3 million was assigned to certain Aircast customer relationships for other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. A value of $47.4 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired.  A value of $161.5 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

The accompanying consolidated statements of income reflect the operating results of the Aircast business since April 7, 2006.  Assuming the acquisition of Aircast had occurred on January 1, 2006, the pro forma unaudited results of operations would have been as follows for the three months ended April 1, 2006 (in thousands):

Net revenues	$105,714
Net income	$1,832
Net income per share:
Basic	$0.08
Diluted	$0.08
Weighted average shares outstanding used to calculate per share information:
Basic	22,329
Diluted	23,194

The above pro forma unaudited results of operations do not include pro forma adjustments relating to costs of integration or post-integration cost reductions that might have been incurred or realized by the Company in excess of actual amounts incurred or realized through April 1, 2006.

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the three months ended March 31, 2007, the Company purchased and resold territory rights for amounts aggregating $0.7 million and did not record any material gains or losses from the transfer of these distribution rights.

Full90 Note Investment

In March 2007, the Company entered into a Note Purchase Agreement (“Agreement”) with Full90 Sports, Inc. (“Full90”) under which the Company agreed to loan to Full90 a total of $1.5 million in exchange for a Secured Convertible Promissory Note (“Note”).  The Note bears interest at the rate of 12% per annum, with accrued interest payable quarterly and all principal payable on the third anniversary of the Note.  The Note is secured by all assets of Full90 and is convertible at the option of the Company into 2,573,781 shares of Series C Preferred Stock of Full90, representing approximately 14% of the equity of Full90.  The Agreement provides that, prior to conversion of the Note, the Company shall have the right of first refusal on any acquisition of Full90 and on future debt or equity financings by Full90.  Full90 is a manufacturer of orthopedic products, including a patented protective soccer headgear, and has appointed the Company a world-wide distributor of the protective soccer headgear.   The Note is included in other long-term assets in the accompanying unaudited consolidated balance sheet.

4.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

Net income, as reported	$3,995	$5,981
Foreign currency translation adjustment	256	458
Change in fair value of interest rate swap	(388)	—
Comprehensive income	$3,863	$6,439

5.  Income Taxes

As discussed in Note 1, the Company adopted the provisions of FIN 48 on January 1, 2007.  No unrecognized tax benefits were recorded as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in unrecognized tax benefits.  A portion of the transition adjustment related to historical exposures of the Company and was recorded as permitted by FIN 48 as a reduction of retained earnings in the amount of approximately $0.8 million. A portion of the transition adjustment related to Aircast exposures created prior to the Company’s acquisition of Aircast and was therefore recorded as an increase of approximately $0.6 million in goodwill related to the Aircast acquisition. The offset of the transition adjustment was recorded as a reduction to deferred tax assets and additional taxes payable.

The Company’s balance of unrecognized tax benefits as of March 31, 2007 remained unchanged at $1.4 million.  There were no changes to the balance due to new tax provisions taken during the current period, settlement with taxing authorities, lapses of applicable statute of limitations. Included in the balance of unrecognized tax benefits are $0.8 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits are $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

The transition adjustment included approximately $0.2 million of interest and approximately $0.1 million of penalties related to the unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as a part of income tax provision in the Company’s financial statements.

Of the transition adjustment, a portion related to estimated possible transfer pricing exposures. Such estimates will be evaluated each quarter based on changes to transfer pricing and changes in foreign exchange rates. An estimate of the range of reasonably possible future changes cannot be made.  United States federal and most state tax returns for all years after 2002 are subject to future examination by tax authorities.  Open tax years for foreign jurisdictions vary.

6.  Segment and Related Information

•                  Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 390 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.  For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  The Company refers to this portion of its DonJoy channel as its Insurance channel.

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of March 31, 2007, the OfficeCare program was located at over 1,100 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 135 additional sales representatives dedicated to selling the OL1000 product, of which approximately 66 are employed by the Company. The SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, the Company amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which the Company is permitted to engage in its own sales efforts or retain another sales agent. In early 2006, the agreement was further modified to be non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors.  The Company sells its products in over 70 foreign countries, primarily in Europe, Australia, Canada and Japan.

Set forth below are net revenues, gross profit and operating income for the Company’s reporting segments for the three months ended March 31, 2007 and April 1, 2006 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net revenues:
Domestic rehabilitation	$71,770	$53,711
Regeneration	17,579	15,974
International	25,549	12,878
Consolidated net revenues	114,898	82,563

Gross profit:
Domestic rehabilitation	35,289	29,132
Regeneration	16,302	14,831
International	15,881	6,891
Consolidated gross profit	67,472	50,854

Income from operations:
Domestic rehabilitation	6,918	10,501
Regeneration	4,611	3,704
International	5,531	1,222
Income from operations of reportable Segments	17,060	15,427
Expenses not allocated to segments	(4,578)	(3,615)
Consolidated income from operations	$12,482	$11,812

Number of operating days	64	64

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

For the three months ended March 31, 2007 and April 1, 2006, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006

United States	$89,349	$69,685
Europe	20,178	10,078
Other countries	5,371	2,800
Total consolidated net revenues	$114,898	$82,563

Total assets by region were as follows (in thousands):

	March 31, 2007	December 31, 2006
United States	$619,861	$619,599
International	50,231	48,735
Total consolidated assets	$670,092	$668,334

7. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans).  Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP).  Stock options granted under the Stock Option Plans have terms of up to ten years from the date of grant, and generally vest over a four-year period.  The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period.  As of March 31, 2007, approximately 5.1 million shares were available for grant under the Stock Option Plans and 1.5 million shares were available for issuance under the ESPP.

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

	Three Months Ended
	March 31, 2007	April 1, 2006
Stock Option Plans:
Expected volatility	44.5%	59.6%
Risk-free interest rate	4.7%	3.8%
Forfeitures	8.0%	7.5%
Dividend yield	—	—
Expected term (in years)	3.5	3.7
Employee Stock Purchase Plan:
Expected volatility	21.1%	47.3%
Risk-free interest rate	5.1%	4.7%
Dividend yield	—	—
Expected term (in years)	0.5	0.5

The following table summarizes option activity under all plans from December 31, 2006 through March 31, 2007:

			Weighted	Weighted
			Average	Average
	Number of	Price per	Exercise Price	Remaining Life
	Shares	Share	per Share	in Years
Outstanding at December 31, 2006	2,649,790	$3.52 - $44.09	$25.99	6.9
Granted	59,300	41.72 - 41.99	41.94	N/A
Exercised	(195,308)	3.96 - 26.65	15.39	N/A
Cancelled/Expired/Forfeited	(104,575)	3.76 - 41.99	32.24	N/A
Outstanding at March 31, 2007	2,409,207	3.52 - 44.09	26.97	7.8
Exercisable at March 31, 2007	892,155	3.52 - 41.72	18.94	6.8
Remaining reserved for grant at March 31, 2007.	5,145,477

The aggregate intrinsic value of options outstanding at March 31, 2007 was approximately $27.6 million and the aggregate intrinsic value of options exercisable at March 31, 2007 was approximately $16.9 million.  The total intrinsic value of options exercised during the three months ended March 31, 2007 was approximately $4.8 million.  The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at March 31, 2007, vested during the three months ended March 31, 2007 and cancelled/expired/forfeited during the three months ended March 31, 2007, were $30.33, $31.69, $14.79 and $32.24, respectively.  At March 31, 2007, there was approximately $18.6 million of compensation expense that had not yet been recognized related to non-vested stock-based awards.  That expense is expected to be recognized over a weighted-average period of 1.3 years.  During the three months ended March 31, 2007, cash received from options exercised was $3.0 million.

8.  Contingencies

From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses.  The Company is not aware of any pending proceedings or lawsuits that could have a material adverse effect on its business, financial condition and results of operations.  As part of its business as a government supplier, both for Medicare and Medicaid beneficiaries and under contracts with veterans and other military agencies, the Company is subject to periodic audits of its billing and pricing practices and of its general compliance to contract terms and regulatory requirements, and the Company is exposed to claims of recovery and related fines and penalties if these audits reveal noncompliance.  The Company is currently renewing its supply contract with a government agency.  In connection with this renewal, the agency will review compliance by the Company of its pricing obligations during the past five-year term of the expiring contract.  Although the Company believes that it has been in material compliance with those obligations, no assurance can be given that the agency will agree with the Company’s analysis or that it will not seek repayment based on pricing discrepancies.  Following the end of the quarter, the Company settled a lawsuit against its Chief Executive Officer that arose in the context of a license agreement originally entered into in 1999.  The Company agreed to pay $0.55 million in May 2007 to resolve the claims, and the Company’s liability insurer agreed to pay an additional $0.25 million.

9.  Subsequent Event

In May 2007, the Company entered into an Agreement of Sale for the sale of the former Aircast manufacturing building and land in New Jersey for a purchase price of approximately $3.75 million.  The closing is subject to customary closing conditions and is expected to occur 15 days after an initial 30 day due diligence period to allow the purchaser to verify the condition of the property.  This due diligence period may be extended by either purchaser or the Company for up to an additional 60 days to obtain certain governmental approvals,  These assets were classified as held-for-sale at March 31, 2007 (see Note 2).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our historical consolidated financial statements and the related notes thereto and the other financial data included in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Our broad range of over 750 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 70 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management, regeneration and vascular systems products represented 22%, 50%, 9%, 15% and 4%, respectively, of our consolidated net revenues for the first three months of 2007.

Segments

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 390 independent commissioned sales representatives who are employed by approximately 40 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements.  For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  We refer to this portion of our DonJoy channel as our Insurance channel.

Through the ProCare/Aircast sales channel, which is comprised of approximately 100 direct and independent representatives that manage over 380 dealers focused on primary and acute facilities, we sell our rehabilitation products to national third-party distributors, other regional medical supply dealers and medical product buying groups, generally at a discount from list prices. The majority of these products are soft goods which require little or no patient education. The distributors and dealers generally resell these products to large hospital chains, hospital buying groups, primary care networks and orthopedic physicians for use by the patients.

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  As of March 31, 2007, the OfficeCare program was located at over 1,100 physician offices throughout the United States.  We have contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 135 additional sales representatives dedicated to selling the OL1000 product, of which approximately 66 are employed by us. The

SpinaLogic product is also included in this segment and was, until the end of 2004, sold by DePuy Spine in the U.S. under an exclusive sales agreement. In January 2005, we amended the agreement with DePuy to divide the U.S. into territories in which DePuy Spine has exclusive sales rights and non-exclusive territories in which we are permitted to engage in our own sales efforts or retain another sales agent. In early 2006, the agreement was further modified to be non-exclusive in all territories.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of our products in foreign countries through wholly owned subsidiaries or independent distributors.  We sell our products in over 70 foreign countries, primarily in Europe, Australia, Canada and Japan.

Our Strategy

Our strategy is to increase revenues and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

• Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the twelve months ended March 31, 2007, we launched 17 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

• Increase Sales Force Productivity.  We have integrated the Aircast sales force into our existing sales organization and focused its various elements on specific targeted customers.  Our sales representatives generally have a targeted customer base and a broad product offering for those customers.  For example, the DonJoy sales force focuses on orthopedic and podiatry offices, orthotists, and athletic trainers, while the Aircast and ProCare sales force concentrates primarily on hospitals and third party distributors.  With our focused sales organization and a sales compensation plan in place to incentivize all the sales representatives to sell the full range of products we offer, we believe that we can encourage cross-selling and increase the productivity of the entire sales force.

• Expand Our OfficeCare and Insurance Channels.  Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient.  For these products, we bill the patient or third-party payor after the product is provided to the patient.  Through our Insurance channel, we also provide our custom knee braces and certain other products directly to patients and bill the patient or the patient’s third-party payor.  Our OfficeCare and Insurance channels currently cover over 1,100 physician offices encompassing over 4,400 physicians.  We believe that our OfficeCare and Insurance channels serve a growing need among orthopedic practices to improve inventory management and patient service.  Expanding our OfficeCare and Insurance channels also permits us to increase our weighted-average selling prices, as the units sold through these channels are billed to insurance companies and other third-party payors at higher prices than units sold through most of our other sales channels.  Accordingly, our OfficeCare and Insurance initiatives represent opportunities for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare and Insurance channels into more large orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three months ended March 31, 2007, we added approximately 47 new offices to our OfficeCare and Insurance channels, net of account terminations.

• Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the twelve months ended March 31, 2007, we signed or renewed five significant national contracts; including a new three-year sole source contract with Consorta, Inc. for all of our bracing and soft goods products, a new private label contract with Amerinet, Inc. for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane, Inc. for all of our soft goods, bracing and cold therapy products, a renewal of our multi-source agreement with Premier Purchasing Partners, L.P. for all of our bracing, soft goods, cold therapy and BGS products, and a renewal of our sole source bracing agreement with Healthtrust Purchasing Group, L.P.  In addition, we successfully added Aircast products to each of these national contracts.

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

•                  Expand International Sales. Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity, and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically, we sold only a limited range of our products in our international markets.  Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our BGS products in our International segment. In 2006, we completed the Axmed acquisition, which increased our international revenues in France. The Aircast acquisition; in April 2006, also substantially increased our international revenues, especially in Germany, France, the United Kingdom and Canada.  Effective in April 2007, we began to directly distribute our products in two new markets, Italy and the Benelux countries.  For the three months ended March 31, 2007, international sales increased to 22.2% of our revenues.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for estimated contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For 2006 and the first quarter of 2007, we reserved for and reduced gross revenues from third-party payors, excluding those related to our Regeneration business, by 36% and 35%, respectively, for estimated allowances related to these contractual reductions.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 39% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 74% of our net revenues for the three months ended March 31, 2007 and approximately 55% of our net accounts receivable at March 31, 2007. We have historically experienced write-offs of less than 2% of related net revenues and, for 2006, such write-offs were less than 1%. Our third-party reimbursement customers including insurance companies, managed care companies and certain governmental payors, such as Medicare, include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation business segment and the majority of our Regeneration customers. Our third-party payor customers represented approximately 26% of our net revenues for the three months ended March 31, 2007 and 45% of our net accounts receivable at March 31, 2007.  For 2006 and the first quarter of 2007, we estimated bad debt expense to be approximately 10% and 14%, respectively, of gross revenues from third-party reimbursement customers, excluding those related to our Regeneration business, and 7% and 8%, respectively, of gross revenues from third-party reimbursement customers of our Regeneration business.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

We rely heavily on a third-party billing service provider to bill and collect from certain of our third-party reimbursement customers and to provide information about the accounts receivable of these customers, including the data utilized to determine reserves for contractual allowances and doubtful accounts. Based on information currently available to us, we believe we have provided adequate reserves for our third-party payor accounts receivable. If claims are denied, or amounts are otherwise not paid, in excess of our estimates, the recoverability of our net accounts receivable could be reduced by a material amount. In addition, if our third-party insurance billing service provider does not perform to our expectations we may be required to increase our reserve estimates.

Reserve for Excess and Obsolete Inventories.  We provide reserves for estimated excess or obsolete inventories equal to the difference between the cost of inventories on hand plus future purchase commitments and the estimated market value based upon assumptions about future demand.  If future demand is less favorable than currently projected by management, additional inventory write-downs may be required.  In addition, reserves for inventories on hand in our OfficeCare locations are provided based on historical shrinkage rates of approximately 17%.  If actual shrinkage rates differ from our estimated shrinkage rates, revisions to the reserve may be required.  We also provide reserves for newer product inventories, as appropriate, based on any minimum purchase commitments and our level of sales of the new products.

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

Valuation Allowance for Deferred Tax Asset. As of March 31, 2007, we have approximately $17.2 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes, goodwill acquired in connection with our Regeneration acquisition and net loss carryforwards, offset by approximately $0.1 million in deferred tax liabilities related to non-tax deductible intangible assets acquired in connection with the Aircast and Axmed stock acquisitions during 2006.  Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes, (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a $1.4 million increase in unrecognized tax benefits.  A portion of the transition adjustment related to our historical exposures and was recorded as permitted by FIN 48 as a reduction of retained earnings in the amount of approximately $0.8 million. A portion of the transition adjustment related to Aircast exposures created prior to our acquisition of Aircast and was therefore recorded as an increase of approximately $0.6 million in goodwill related to the Aircast acquisition. The offset of the transition adjustment was recorded as a reduction to deferred tax assets and additional taxes payable.

Our balance of unrecognized tax benefits as of March 31, 2007 remained unchanged at $1.4 million.  There were no changes to the balance due to new tax provisions taken during the current period, settlement with taxing authorities, lapses of applicable statute of limitations. Included in the balance of unrecognized tax benefits are $0.8 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits are $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

The transition adjustment included approximately $0.2 million of interest and approximately $0.1 million of penalties related to the unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as a part of income tax provision in our financial statements.

Of the transition adjustment, a portion related to estimated possible transfer pricing exposures. Such estimates will be evaluated each quarter based on changes to transfer pricing and changes in foreign exchange rates. An estimate of the range of reasonably possible future changes cannot be made.  United States federal and most state tax returns for all years after 2002 are subject to future examination by tax authorities.  Open tax years for foreign jurisdictions vary.

Goodwill and Other Intangibles. In accordance with Statement of Financial Accounting Standards No. 142, or SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill.  In lieu of amortization, we are required to perform an annual review for impairment.  Goodwill is considered to be impaired if we determine that the carrying value of the segment or reporting unit exceeds its fair value.  At October 1, 2006, our goodwill acquired through December 31, 2005 was evaluated for impairment and we determined that no impairment existed at that date.  With the exception of goodwill related to our Regeneration acquisition of $39 million, we believe that the goodwill acquired through December 31, 2005 benefits the entire enterprise and since our reporting units share the majority of our assets, we compared the total carrying value of our consolidated net assets (including goodwill) to our fair value.  With respect to goodwill related to our Regeneration acquisition, we compared the carrying value of the goodwill related to the Regeneration segment to the fair value of the Regeneration segment.  We acquired additional goodwill in 2006 in connection with our Axmed and Aircast acquisitions.  These additional goodwill amounts will be evaluated for impairment beginning in 2007.

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

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method.  Under the modified prospective transition method, stock-based compensation expense for 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), our net income for the three months ended March 31, 2007 and April 1, 2006 has been reduced by stock-based compensation expense, net of taxes, of approximately $1.6 million and $1.5 million, respectively.

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

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended March 31, 2007 and April 1, 2006 each included 64 days.

Three Months Ended March 31, 2007 Compared To Three Months Ended April 1, 2006

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Three Months Ended
	March 31, 2007	% of Net Revenues	April 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$71,770	62.5	$53,711	65.1	$18,059	33.6
Regeneration	17,579	15.3	15,974	19.3	1,605	10.0
International	25,549	22.2	12,878	15.6	12,671	98.4
Consolidated net revenues	$114,898	100.0	$82,563	100.0	$32,335	39.2

Net revenues in our Domestic Rehabilitation segment increased due to normal market growth in existing product lines, sales of new products, sales attributed to our recent acquisitions, an increase in the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels, and growth in sales related to national contracts in our ProCare\Aircast sales channel.  We also gained incremental revenue from the addition of approximately 222 net new OfficeCare locations since April 1, 2006.  Net revenues in our Regeneration segment increased due to selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006.  International net revenues increased in the first quarter of 2007 compared to the first quarter of 2006, due to our acquisition of Aircast, increased sales volume due to market growth and the impact of favorable changes in foreign exchange rates.  Excluding the impact of changes in exchange rates, local currency international revenues increased 91.6% in the first quarter of 2007 compared to the first quarter of 2006.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisition of Aircast in April 2006.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	March 31, 2007	% of Net Revenues	April 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$35,289	49.2	$29,132	54.2	$6,157	21.1
Regeneration	16,302	92.7	14,831	92.8	1,471	9.9
International	15,881	62.2	6,891	53.5	8,990	130.5
Consolidated gross profit	$67,472	58.7	$50,854	61.6	$16,618	32.7

The increase in gross profit for first quarter of 2007 compared to the first quarter of 2006 is due to incremental gross profit from an increase in revenues, partially offset by an increase in cost of goods sold due to increased freight costs, increased production costs and increased costs for material scrap and shrinkage.  The decrease in consolidated gross profit as a percentage of net revenues is primarily due to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and the increased costs discussed above. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to a change in product mix to include more lower gross profit soft goods due to our recent acquisitions and increased costs of freight and distribution, manufacturing overhead and certain material costs.  The increase in the International segment gross profit as a percentage of net revenues is primarily related to a favorable change in product mix and the absence in the current period of costs related to a write up of acquired Axmed inventories to fair value, which were included in the period ended April 1, 2006.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	March 31, 2007	% of Net Revenues	April 1, 2006	% of Net Revenues	Increase	% Increase
Sales and marketing	$35,955	31.3	$26,535	32.1	$9,420	35.5
General and administrative	12,377	10.8	9,024	10.9	3,353	37.2
Research and development	2,169	1.9	1,849	2.3	320	17.3
Amortization of acquired intangibles	4,489	3.9	1,634	2.0	2,855	174.7
Consolidated operating expenses	$54,990	47.9	$39,042	47.3	$15,948	40.9

Sales and Marketing Expenses.  The increase in sales and marketing expenses is primarily due to the addition of expenses related to Aircast which was acquired subsequent to April 1, 2006.  Current period expenses also include increased provisions for bad debts related to our OfficeCare and Insurance channels, partly offset by reduced expense for employee bonuses.

General and Administrative Expenses. The increase in general and administrative expenses is primarily due to the addition of expenses related to Aircast which was acquired subsequent to April 1, 2006.  Current period expenses also include increased administrative costs related to our OfficeCare and Insurance billing channels, partly offset by reduced expenses for employee bonuses.

Research and Development Expenses. The increase in research and development expenses is primarily due to the addition of expenses related to Aircast which was acquired subsequent to April 1, 2006, partly offset by reduced expenses for employee bonuses.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles includes amortization expense related to intangible assets acquired in connection with the Regeneration acquisition, which are being amortized over lives ranging from four months to ten years, intangible assets acquired in connection with the Axmed acquisition, which are being amortized over lives ranging from one to nine years, and intangible assets acquired in connection with the Aircast acquisition which are being amortized over lives ranging from seven to 20 years.  The increase in amortization of acquired intangibles is due to amortization expense related to the April 2006 acquisition of Aircast.

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	March 31, 2007	% of Net Revenues	April 1, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$6,918	9.6	$10,501	19.6	$(3,583)	(34.1)
Regeneration	4,611	26.2	3,704	23.2	907	24.5
International	5,531	21.7	1,222	9.5	4,309	352.6
Income from operations of reportable segments	17,060	14.9	15,427	18.7	1,633	10.6
Expenses not allocated to segments	(4,578)	(4.0)	(3,615)	(4.4)	(963)	26.6
Consolidated income from operations	$12,482	10.9	$11,812	14.3	$670	5.7

The increase in income from operations for our Domestic Rehabilitation and International segments is due to increased net revenues and gross profit, partially reduced by increased operating expenses as discussed above.  The increase in income from operations for our Regeneration segment is due primarily to increased net revenues and gross profit.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $5.9 million in the first quarter of 2007 compared to $1.0 million in the first quarter of 2006, due to an increase in outstanding debt balances related to financing the Aircast acquisition.

Other Expense. Other expense for the first quarter of 2007 primarily reflects net foreign exchange transaction gains.  Other expense for the first quarter of 2006 primarily reflects a write-off of costs related to a potential acquisition that was abandoned in the first quarter of 2006.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 41.3% for the first quarter of 2007 compared to 44.1% for the first quarter of 2006.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006.  The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 34.5% and 16.0% for the first quarters of 2007 and 2006, respectively, due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $4.0 million for the first quarter of 2007 compared to net income of $6.0 million for the first quarter of 2006 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at March 31, 2007 was $327.3 million.  Total cash and cash equivalents were $7.5 million at March 31, 2007.

Net cash provided by operating activities was $5.9 million and $13.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively. The net cash provided by operations in the first quarter of 2007 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories and payments made in connection with the integration of our Aircast business. The net cash provided by operations in the first quarter of 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories.

Cash flows used in investing activities were $9.7 million and $18.0 million for the three months ended March 31, 2007 and April 1, 2006, respectively.  Cash used in investing activities for the first quarter of 2007 included $1.2 million used for a final payment related to our January 2006 acquisition of Axmed, $4.8 million used for additional costs related to the acquisition of Aircast, $1.5 million used for the Full90 convertible note investment discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 and $2.1 million used for capital expenditures.  Cash used in investing activities for the first quarter of 2006 primarily reflected $15.8 million used for the acquisition of Axmed and $1.9 million used for capital expenditures.

Cash flows provided by financing activities were $4.3 million and $6.1 million for the three months ended March 31, 2007 and April 1, 2006, respectively.  In the first quarter of 2007, the cash provided by financing activities included $3.0 million of net proceeds received from the exercise of stock options.  In the first quarter of 2006, the cash provided by financing activities included $7.3 million of net proceeds received from the exercise of stock options, offset by a net amount of approximately $1.3 million used to pay down long-term debt.

Contractual Obligations and Commercial Commitments

In April 2006, we entered into a credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition and repay amounts outstanding under our previous credit agreement. The credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility.  As of March 31, 2007, the balance outstanding under the term loan was $327.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.  Under the credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. In connection with our credit agreement, in April 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a beginning notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of March 31, 2007, the outstanding notional amount of the interest rate swap was $250 million and the fair market value of the swap reflected a loss of approximately $1.3 million.  Effective April 11, 2007, the notional amount of the swap was reduced to $200 million.  Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, the fair market value of the swap at March 31, 2007 was recorded as a long-term liability, with the change in such fair value accounted for in accumulated other comprehensive income (loss) included in the stockholders’ equity in the accompanying consolidated balance sheet.  The weighted average interest rate applicable to our total borrowings as of March 31, 2007 was 6.81%.

Repayment. We were initially required to make quarterly principal payments of $0.9 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  In 2006 we made $21.0 million of prepayments on the term loan.  Under the credit agreement, prepayments are applied to reduce outstanding principal balance in direct order of maturity to payments scheduled over the twelve months following the prepayment and thereafter to remaining scheduled principal payments on a prorated basis.  Accordingly, no principal payments will be required until December 2007 and such payments have been reduced to $0.8 million per quarter.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.  We were not required to make any mandatory prepayments for 2006 or the first quarter of 2007.

Security; Guarantees.  Our obligations under our credit agreement are irrevocably guaranteed, jointly and severally, by us, and all of our current and future U.S. subsidiaries.  In addition, the credit agreement and the guarantees thereunder are secured by substantially all of our U.S. assets, including real and personal property, inventory, accounts receivable, intellectual property and other intangibles.

Covenants. Our credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. Our credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of March 31, 2007.

Debt issuance costs. In 2006, we capitalized debt issuance costs of approximately $6.4 million in association with our credit agreement, which will be amortized over the term of the agreement.  Remaining debt issuance costs of $5.4 million, net of accumulated amortization, were included in the accompanying balance sheet at March 31, 2007.

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

As of March 31, 2007, we had available liquidity of approximately $7.5 million in cash and cash equivalents and $47.8 million available under our revolving credit facility, net of $2.2 million of outstanding letters of credit. For the remainder of 2007, we expect to spend total cash of approximately $29.3 million for the following requirements:

•                  up to approximately $17.3 million for scheduled principal and estimated interest payments on our credit facility;

•                  approximately $4.1 million scheduled payments for noncancellable operating leases;

•                  up to approximately $7.9 million for capital expenditures.

In addition, we expect to make other general corporate payments in 2007.

Seasonality

We generally record our highest net revenues per day in the fourth quarter due to a greater number of orthopedic surgeries and injuries resulting from increased sports activity, particularly football and skiing. In addition, during the fourth quarter, a patient has a greater likelihood of having satisfied his or her annual insurance deductible than in the first three quarters of the year, and thus there is an increase in the number of elective orthopedic surgeries. We follow a manufacturing calendar that has a varied number of operating days in each quarter.  Although on a per day basis revenues may be higher in a certain quarter, total net revenues may be higher or lower based upon the number of operating days in such quarter. Conversely, we generally have lower net revenues per day during our second quarter as a result of decreased sports activity, with the end of both football and skiing seasons. For 2007 and 2006, our number of operating days per quarter is as follows:

	2007	2006
First quarter	64	64
Second quarter	64	64
Third quarter	63	63
Fourth quarter	62	61
Total operating days	253	252

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

Following a scheduled reduction in the notional amount of our interest rate swap agreement in April 2007, we have $127.3 million of variable rate debt represented by borrowings under our credit facility which are not covered by the interest rate swap agreement. Based on the balance of the variable rate debt outstanding under the credit facility as of April 30, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.3 million on an annual basis. At March 31, 2007, up to $47.8 million of variable rate borrowings were available under our $50.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. In April 2006, in connection with our credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a beginning notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows.  As of March 31, 2007, the outstanding notional amount of the interest rate swap was $250 million.  Effective April 11, 2007, the notional amount of the swap was reduced to $200 million.  At March 31, 2007, the fair market value of the swap reflected a loss of $1.3 million and was recorded as a long-term liability, with the change in such fair value accounted for as a reduction of accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet.

Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarters of 2007 and 2006 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our business through hedging transactions.  As of March 31, 2007, we had outstanding hedges in the form of forward contracts to purchase Mexican pesos aggregating a U.S. dollar equivalent of $15.8 million.  As of March 31, 2007, we had an unrealized foreign currency loss of $35,000 related to these contracts.

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

In connection with the preparation of our year end financial statements, management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2006 with regard to inventory that was in transit from the Aircast facilities in New Jersey to our facilities in Indianapolis and Tijuana, Mexico as a part of the integration of the Aircast business into the Company’s business operations.  We did not perform adequate detailed procedures with respect to such inventory and failed to adequately reconcile the related intercompany transactions.  See “Item 9A – Controls and Procedures” in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2006 for a more complete description of this material weakness.  Management concluded that our internal control over financial reporting was not effective as of December 31, 2006.  We remediated this material weakness in February 2007 by implementing controls requiring the preparation and review of detailed analyses and reconciliations of in-transit inventory and related intercompany accounts.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there has been no change to our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

From time to time, we are involved in legal and administrative disputes and proceedings arising in the ordinary course of business, most of which are not material to the conduct of our business. With respect to these ordinary course matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses.

ITEM 1A.   RISK FACTORS

Our ability to achieve our operating and financial goals is subject to a number of risks, including risks relating to our business operations, our debt level and government regulations.  If any of the following risks actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected.  The risk factors described below reflect any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations.

Risks Related to Our Business

We may have difficulty integrating the operations and growing the business of Aircast Incorporated.

In April 2006, we acquired Aircast Incorporated, a New Jersey based orthopedics company that manufactures and markets ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.  We have recently completed the process of integrating all of the manufacturing operations of Aircast into our existing facility in Tijuana, Mexico, and absorbing or relocating the U.S. general and administrative, product development and marketing functions of Aircast to our facilities in Indianapolis, Indiana and Vista, California.  The sales and distribution resources of Aircast have been integrated into our sales and distribution network, and we have combined Aircast operations in Europe with our existing operations in various countries.  Our ability to manage these integrated activities and to realize any synergies from the transaction are subject to numerous risks and uncertainties, including the following:

•                  we may experience difficulty in managing the production of Aircast products in our Mexico facility and training our work force in these new products which may prevent us from achieving the expected cost savings in our cost of goods sold;

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

Management determined that a material weakness in our internal control over financial reporting existed as of December 31, 2006 with regard to inventory that was in transit from the Aircast facilities in New Jersey to our facilities in Indianapolis and Tijuana, Mexico as a part of the integration of the Aircast business into our business operations.  We did not perform adequate detailed procedures with respect to such inventory and failed to adequately reconcile the related intercompany transactions.  See “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2006 for a more complete description of this material weakness.

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

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients.  In our Insurance channel, we provide products, principally custom-made rigid knee braces, directly to patients.  In both situations, we bill patients or their third-party payors after the product is provided to the patient.  We outsource the revenue cycle of these channels, from billing to collections, to an independent third-party contractor.  Our outsource contractor has undergone significant changes in their business operations in the last year, including locating some administrative functions overseas, in order to improve performance from order entry to collections.  We are also working closely with them to upgrade the software system used in these revenue cycle processes.  The inability of this provider to upgrade its processes and demonstrate improved billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare and Insurance channels.

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

•                  fluctuations ingross profit due to changes in product mix;

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

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water, and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants.  In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations.  We became the tenant of a New Jersey factory as a result of the Aircast acquisition and that factory is the site of an environmental clean-up project that is currently being performed by a prior tenant.  Also, contamination may be found to exist at our other current, former or future facilities, including the facility in Tempe, Arizona that we occupied following the Regeneration acquisition, or off-site locations where we have sent wastes.  We could be held liable for such contamination, which could have a material adverse effect on our business or financial condition.  In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

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

Legislative or regulatory initiatives and reforms could adversely impact our business.

In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably.  Recent, widely-publicized events concerning the safety certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products.  The increased attention to safety and oversight issues could result in a more cautious approach by the FDA to device clearances and approvals, as well as post-market compliance, which could prevent, delay clearance or approval of our new products or product modifications, or require us to expend additional resources on post-market studies and controls.

In addition, changes in the regulatory status of our medical devices could adversely affect our operations and financial results.  The FDA has the authority to reclassify devices, either on its on initiative or in response to a petition filed by a third party.  For instance, a third party filed a petition with the FDA in February 2005 seeking to reclassify non-invasive BGS devices from Class III to Class II, but withdrew the petition after the FDA proposed to deny it.  We cannot be sure that changes in the classification of our devices or other regulatory changes will not be proposed or implemented that adversely impact our business.

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

Audits or denials of our claims by government agencies as well as failure to comply with governmental purchasing programs’ pricing practices and/or contract requirements could reduce our revenue or profits.

As part of our business structure, we submit claims directly to and receive payments directly from the Medicare and Medicaid programs, as well as other governmental payors, such as military and veterans’ healthcare programs.  Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims.  Medicare contractors, Medicaid agencies and government contracting agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally.  We periodically receive requests for documentation during governmental audits of individual claims either on a pre-payment or post-payment basis.  As a result of such audits, we may be subject to requests for refunds.  We cannot assure you that such reviews and/or other audits of our claims will not result in material delays in payment, material recoupments or denials and fines or penalties, any of which could reduce our revenue or profits.

Additionally, we participate in the Federal government’s supply schedule program for medical equipment, whereby we contract with the government to supply certain of our products. Participation in this program requires us to follow certain pricing practices and other contract requirements. Failure to comply with such pricing practices and/or other contract requirements could result in delays in payment, fines or penalties, which could reduce our revenue or profits.

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated that affect Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  Our Class III bone growth stimulator devices, for example, are not affected by the reimbursement level freeze and are not subject to competitive bidding.  The Modernization Act, however, does subject off-the-shelf orthotic devices to competitive bidding.  The Modernization Act requires competitive bidding to be implemented in phases, with the initial phase to begin during 2007. Under competitive bidding, Medicare will change its approach to reimbursing certain items and services of durable medical equipment, orthotics, prosthetics and supplies covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

The Centers for Medicare and Medicaid Services, or CMS, released its final regulations regarding the implementation of competitive bidding on April 2, 2007.  The final regulations indicate, among other things, how CMS will determine which products and which metropolitan statistical areas of the United States will be subject to competitive bidding.  The final regulations also describe how CMS plans to award contracts and how it will evaluate bids and set payment rates. In conjunction with issuing its final regulations, CMS announced the ten areas of the United States in which the initial phase of competitive bidding will be implemented, as well as the product categories subject to the initial phase.  CMS did not select off-the-shelf orthotics as a product category for the initial phase, although these products could be made subject to competitive bidding during future rounds of the program. The regulation also includes a new definition of “off-the-shelf orthotics,” so that the category will include only orthotics that “require minimal self-adjustment for appropriate use and do not require expertise in trimming, bending, molding, assembling, or customizing to fit the individual.”  CMS further defines “minimal self-adjustment” to mean “adjustments that the beneficiary, caretaker for the beneficiary, or supplier of the device can perform without the assistance of a certified orthotist, or an individual who has specialized training.”  CMS also deferred for future rulemaking any policy on applying the competitive bidding payment rate to areas not selected for competitive bidding.  Despite the issuance of final regulations on competitive bidding, significant uncertainty remains as to how the competitive bidding program will be implemented and whether any of our products will be made subject to competitive bidding during future rounds of the program. At this time, therefore, we do not have sufficient details to assess the impact that competitive bidding would have on our business.

In addition, CMS finalized its interim final regulation implementing “inherent reasonableness” authority. The final regulation went into effect on February 13, 2006 and essentially kept in place policies first announced in 2002 in the earlier interim final regulation.  The regulation allows the agency and its contractors to make adjustments to payment amounts for certain items and services covered by Medicare when the existing payment amount is determined to be grossly excessive or grossly deficient.  The regulation lists factors that may be used to determine whether an existing reimbursement rate is grossly excessive or grossly deficient and to determine what is a realistic and equitable payment amount.  Also, under the regulation, a payment amount will not be considered grossly excessive or grossly deficient if an overall payment adjustment of less than fifteen percent would be necessary to produce a realistic and equitable payment amount.  The Modernization Act clarified that the use of inherent reasonableness authority is precluded for devices provided under competitive bidding.  When using the inherent reasonableness authority, CMS may reduce reimbursement levels for certain items and services, which could have a material adverse effect on our results of operations.

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

The final quality standards include business-related standards, such as financial and human resources management standards, which are applicable to all durable medical equipment, orthotics and prosthetics suppliers.  The final quality standards also contain certain product-specific standards, including several standards related to customized orthotics products, which focus on product specialization and service standards for such items.  The Modernization Act also authorizes CMS to establish clinical conditions for payment for durable medical equipment, including establishing types or classes of covered items that require a prescription and a face-to-face examination of the individual by a physician or practitioner.  CMS has proposed to expand the face-to-face visit requirement for clinical conditions of coverage to prosthetics, orthotics and supplies (POS), because the agency believes that items of POS require the same level of medical intervention and skill as durable medical equipment.  These new supplier quality standards and proposed clinical conditions for payment could affect our ability to bill Medicare, could limit or reduce the number of individuals who can fit, sell or provide our products and could restrict coverage for our products.  We also cannot assure you that we will become accredited under the new quality standards on a timely basis or at a reasonable cost.

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

We could be subject to governmental investigations under various healthcare “fraud and abuse” laws with respect to our business arrangements with prescribing physicians and other health care professionals.

We are directly, or indirectly through our clients, subject to various federal and state laws pertaining to health care fraud and abuse.  These laws, which directly or indirectly affect our ability to operate our business include, but are not limited to, the following:

•                  the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs, such as Medicare and Medicaid, Veterans Administration health programs, and TRICARE;

•                  the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program;

•                  the federal False Statements Statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•                  the federal physician self-referral prohibition, commonly known as the Stark Law, which, in the absence of a statutory or regulatory exception, prohibits the referral of Medicare patients by a physician to an entity for the provision of certain designated healthcare services, if the physician or a member of the physician’s immediate family has a direct or indirect financial relationship, including an ownership interest in, or a compensation arrangement with, the entity and also prohibits that entity from submitting a bill to a federal payor for services rendered pursuant to a prohibited referral; and

•                  state law equivalents to the Anti-Kickback Law and the Stark Law, some of which may apply even more broadly than their federal counterparts because they are not limited to government reimbursed items and include items or services reimbursed by any payor.

The federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations often arise based on allegations of violations of the federal Anti-Kickback Statute.

We have numerous business arrangements with physicians and other potential referral sources, including but not limited to arrangements whereby physicians serve as consultants to DJO or serve as speakers for training, educational and marketing programs provided by DJO. Many of these arrangements involve payment for services or coverage of, or reimbursement for, common business expenses (such as meals, travel and accommodations) associated with the arrangement. Governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates the Anti-Kickback Statute, the Stark Law or similar state laws. In addition, if any of our past or present arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal health care program for items or services realized as a result of such violations also violate the federal False Claims Act.

If our past or present operations are found to be in violation of any of the laws described above or the other similar governmental regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.  Similarly, if the physicians or other providers or entities with whom we do business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us.  Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.  The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

Risks Related to our Debt

We substantially increased our indebtedness in connection with the Aircast acquisition.

In order to finance the purchase price of the Aircast acquisition and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit.  Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. Our increased indebtedness could limit our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, product development or acquisitions.  As of March 31, 2007, the balance outstanding under the term loan was $327.3 million and $47.8 million was available under the revolving credit facility, net of outstanding letters of credit.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

On May 7, 2007, the Company entered into an Agreement of Sale with Hampshire Global Partners, LLC (“Purchaser”) for the sale of the former Aircast manufacturing building and land in New Jersey for a purchase price of approximately $3.75 million. The Agreement provides for a thirty day due diligence period during which the Purchaser may inspect the property and any other matters the Purchaser deems relevant in determining whether to purchase the property.  If for any reason or for no reason the Purchaser is not satisfied with the results of its investigation, the Purchaser may terminate the Agreement during the 30 day period and obtain the return of its deposit. The closing is subject to customary closing conditions and is expected to occur 15 days after the expiration of the 30 day due diligence period. The due diligence period may be extended by either purchaser or seller for up to an additional 60 days to obtain approval from the New Jersey Department of Environmental Protection to allow the sale to proceed while the property is subject to an ongoing remediation being conducted by a third party.

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

3.4

Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 1, 2006)

10.1	Note Purchase Agreement, dated March 6, 2007 between DJO, LLC and Full90 Sports, Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 12, 2007)

10.2	Full90 Sports, Inc. Secured Convertible Note, dated March 6, 2007 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 12, 2007)

10.3+	Agreement of Sale, dated May 7, 2007, between Aircast, LLC, and Hampshire Global Partners, LLC for the sale of the former Aircast manufacturing building and land in New Jersey

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

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

DJO INCORPORATED
(Registrant)

Date: May 10, 2007	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	BY:	/s/ Vickie L. Capps
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

3.4

Certificate of Ownership and Merger of DJO Merger Sub, Inc. with and into dj Orthopedics, Inc. dated May 26, 2006 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 1, 2006)

10.1	Note Purchase Agreement, dated March 6, 2007 between DJO, LLC and Full90 Sports, Inc. (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 12, 2007)

10.2	Full90 Sports, Inc. Secured Convertible Note, dated March 6, 2007 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on March 12, 2007)

10.3+	Agreement of Sale, dated May 7, 2007, between Aircast, LLC, and Hampshire Global Partners, LLC for the sale of the former Aircast manufacturing building and land in New Jersey

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.0+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

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