Form 10-Q
period 2007-06-30
DJO INC
filed 2007-08-03
CIK 1157972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock outstanding at August 1, 2007 was 23,630,735 shares.

DJO INCORPORATED

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$12,832	$7,006
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $46,879 and $38,602 at June 30, 2007 and December 31, 2006, respectively	93,332	90,236
Inventories, net	43,066	47,214
Deferred tax asset, net, current portion	10,803	10,797
Prepaid expenses and other current assets	13,901	14,521
Total current assets	173,934	169,774
Property, plant and equipment, net	31,385	32,699
Goodwill	279,996	277,495
Intangible assets, net	149,576	160,124
Debt issuance costs, net	5,144	5,634
Deferred tax asset, net	16,056	18,251
Other assets	5,323	4,357
Total assets	$661,414	$668,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,170	$17,338
Accrued compensation	10,878	14,171
Accrued commissions	4,605	4,133
Accrued interest	3,270	3,984
Accrued taxes	3,976	3,738
Long-term debt, current portion	—	831
Other accrued liabilities, current portion	16,623	22,967
Total current liabilities	53,522	67,162

Long-term debt, less current portion	311,000	326,419
Other accrued liabilities, long-term	3,498	4,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 23,627,935 shares and 23,317,934 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	236	233
Additional paid-in-capital	176,142	163,711
Accumulated other comprehensive income	4,084	1,984
Retained earnings	112,932	104,341
Total stockholders’ equity	293,394	270,269
Total liabilities and stockholders’ equity	$661,414	$668,334

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net revenues	$120,187	$106,525	$235,085	$189,088
Costs of goods sold	47,914	42,912	95,340	74,621
Gross profit	72,273	63,613	139,745	114,467
Operating expenses:
Sales and marketing	40,219	32,442	76,174	58,977
General and administrative	11,516	13,610	23,893	22,634
Research and development	1,998	2,316	4,167	4,165
Amortization of acquired intangibles	4,498	4,507	8,987	6,141
Total operating expenses	58,231	52,875	113,221	91,917
Income from operations	14,042	10,738	26,524	22,550
Interest expense, net of interest income	(5,734)	(8,419)	(11,611)	(9,400)
Other income (expense), net	704	(46)	905	(185)
Income before income taxes	9,012	2,273	15,818	12,965
Provision for income taxes	(3,611)	(981)	(6,422)	(5,692)
Net income	$5,401	$1,292	$9,396	$7,273

Net income per share:
Basic	$0.23	$0.06	$0.40	$0.32
Diluted	$0.22	$0.06	$0.39	$0.31
Weighted average shares outstanding used to calculate per share information:
Basic	23,560	22,804	23,484	22,571
Diluted	24,031	23,440	23,997	23,321

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006

Operating activities
Net income	$9,396	$7,273
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	30,106	19,737
Provision for excess and obsolete inventories	930	698
Depreciation and amortization	14,964	11,250
Amortization of debt issuance costs	490	374
Excess tax benefits from stock options exercised	(1,844)	—
Stock-based compensation expense	5,052	4,138
Step-up to fair value of inventory charged to costs of goods sold	—	1,498
Write-off of debt issuance costs	—	2,347
Other	—	40
Changes in operating assets and liabilities, net	(33,172)	(22,064)
Net cash provided by operating activities	25,922	25,291

Investing activities
Purchases of property, plant and equipment	(3,938)	(8,680)
Purchase of businesses, net of cash acquired	(5,977)	(312,786)
Changes in other assets, net	(1,605)	(517)
Net cash used in investing activities	(11,520)	(321,983)

Financing activities
Proceeds from long-term debt	7,000	366,000
Repayment of long-term debt	(23,250)	(64,375)
Debt issuance costs	—	(6,304)
Net proceeds from issuance of common stock	5,562	10,849
Excess tax benefits from stock options exercised	1,844	—
Net cash (used in) provided by financing activities	(8,844)	306,170
Effect of exchange rate changes on cash and cash equivalents	268	177
Net increase in cash and cash equivalents	5,826	9,655
Cash and cash equivalents at beginning of period	7,006	1,107
Cash and cash equivalents at end of period	$12,832	$10,762

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and July 1, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and July 1, 2006 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

The accompanying unaudited condensed consolidated financial statements present the historical financial position and results of operations of the Company and include the accounts of its operating subsidiary, DJO, LLC (DJO), DJO’s wholly owned Mexican subsidiary that manufactures a majority of DJO’s products under Mexico’s maquiladora program and DJO’s wholly owned subsidiaries in several international countries.  These unaudited condensed consolidated financial statements also include the accounts of Aircast Incorporated and its wholly owned domestic and international subsidiaries from and subsequent to April 7, 2006, the date on which the Company acquired Aircast Incorporated (see Note 3). All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of these unaudited condensed consolidated financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes and intangibles.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

The Company’s fiscal year ends on December 31. Each quarter consists of one five-week and two four-week periods.

Cash Equivalents

Cash equivalents are short-term, highly liquid investments and consist of investments in money market funds and commercial paper with maturities of three months or less at the time of purchase.

Financial Instruments

The Company utilizes derivative instruments, specifically an interest rate swap agreement and forward contracts to purchase foreign currencies, to manage its exposure to market risks such as changes in interest rates and foreign currency exchange rates.  In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company records derivative instruments as assets or liabilities in the consolidated balance sheet, measured at fair value.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Shares used in computations of basic net income per share – weighted average shares outstanding	23,560	22,804	23,484	22,571
Net effect of dilutive common share equivalents based on treasury stock method	471	636	513	750
Shares used in computations of diluted net income per share	24,031	23,440	23,997	23,321

Stock-Based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  The Company’s net income for the three months ended June 30, 2007 and July 1, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $1.7 million and $1.5 million, respectively.  The Company’s net income for the six months ended June 30, 2007 and July 1, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $3.2 million and $3.0 million, respectively.  See Note 7 for additional information regarding stock-based compensation.

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

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction.  The Company incurred an aggregate foreign currency transaction gain in the three and six months ended June 30, 2007 of approximately $0.3 million and $0.5 million, respectively.  The aggregate foreign currency transaction loss included in determining net income for both the three and six months ended July 1, 2006 was less than $0.1 million.

Proposed Merger

On July 15, 2007, the Company announced it signed an agreement and plan of merger to be acquired by an affiliate of ReAble Therapeutics, Inc.  ReAble is controlled by an affiliate of The Blackstone Group, a large private equity firm.  The proposed merger is expected to occur in the fourth quarter of 2007.  Additional details regarding the proposed merger are discussed in Note 9.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$17,016	$17,920
Work-in-progress	1,402	753
Finished goods	27,046	30,615
	45,464	49,288
Less reserves, primarily for excess and obsolete inventories	(2,398)	(2,074)
Inventories, net	$43,066	$47,214

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Held-for-sale assets	$5,315	$6,960
Prepaid expenses	4,565	4,050
Other current assets	4,021	3,511
Prepaid expenses and other current assets, net	$13,901	$14,521

Held-for-sale assets consist of the Aircast manufacturing facility in New Jersey and the Aircast Germany facility.  These held-for-sale facilities were vacated in connection with the Company’s integration of the Aircast business and are no longer in use.  In May 2007, the Company entered into an Agreement of Sale for the former Aircast manufacturing building and land in New Jersey for a purchase price of approximately $3.75 million.  The due diligence period required under the agreement has ended and the closing is now subject only to customary closing conditions and is expected to occur in August 2007.

Other accrued liabilities, current portion, consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Accrued contract fees	$3,634	$2,626
Accrued professional fees	1,225	1,326
Deferred rent, current portion	457	453
Other accrued liabilities, current portion	11,307	18,562
Other accrued liabilities, current portion	$16,623	$22,967

Other accrued liabilities, long-term, consists of the following (in thousands):

	June 30, 2007	December 31, 2006

Deferred rent, long-term	$3,394	$3,355
Fair value of interest rate swap	13	928
Accrued pension	91	201
Other accrued liabilities, long-term	$3,498	$4,484

Deferred rent relates primarily to the Company’s headquarters in Vista, California.

3. Acquisitions and Investments

Aircast Acquisition

On April 7, 2006, the Company completed the acquisition, under an agreement signed on February 27, 2006, of all the outstanding capital stock of Aircast Incorporated (Aircast) for approximately $291.6 million in cash.  The Company also incurred approximately $4.9 million in transaction costs and other expenses in connection with the acquisition and accrued approximately $10.5 million of estimated costs in connection with the Company’s plan to integrate the acquired business, including severance expenses.

In April 2006, the Company began its integration of the Aircast business.  The integration plan consisted of:  1) integrating the Aircast sales force into the Company’s existing sales force, 2) closing the Aircast New Jersey manufacturing facility and moving the manufacturing of the Aircast products to the Company’s Tijuana, Mexico manufacturing facility, other than the vascular systems products, which were moved to the Company’s Vista, California facility, 3) closing the Aircast New Jersey corporate headquarters and integrating the administrative functions into the Company’s Vista facility and the Company’s distribution facility in Indianapolis, Indiana, and 4) closing various international Aircast locations and integrating their operations into the Company’s existing locations in those countries including France, Germany and the United Kingdom.  In conjunction with this integration plan, the Company accrued approximately $10.8 million in severance costs for approximately 300 Aircast employees.  The Company completed the termination of the affected Aircast employees in March 2007.  Of this total estimated amount, approximately $2.0 million is related to severance and retention payments that had not been paid out as of June 30, 2007, and is not expected to be fully paid out until the first quarter of 2008.  This amount is included in accrued compensation in the accompanying unaudited consolidated balance sheet at June 30, 2007.

Severance costs accrued as of June 30, 2007 for Aircast employees as a result of the Company’s integration of the acquired business are as follows (in thousands):

	Total Costs Incurred	Cash Payments	Accrued Liability At June 30, 2007
Employee severance	$10,752	$(8,744)	$2,008

The fair values of the assets acquired and the liabilities assumed in connection with the Aircast acquisition were estimated in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The purchase price was allocated as follows to the fair values of the net tangible and intangible assets acquired, including the cumulative impact of adjustments made to such allocations through June 30, 2007:

Fair value of net tangible assets acquired and liabilities assumed (in thousands):
Cash	$508
Accounts receivable, net	12,957
Inventories, net	8,134
Prepaid expenses and other current assets	2,730
Fixed assets, net	15,854
Deferred tax asset	3,371
Other assets	33
Accounts payable	(3,134)
Accrued compensation	(986)
Deferred tax liability	(5,794)
Other accrued liabilities	(9,436)
Accrued pension	(190)
		24,047
Fair value of identifiable intangible assets acquired:
Patents and existing technology	28,700
Customer contracts and related relationships – GPO	6,900
Customer contracts and related relationships – Other	38,300
Trade names and trademarks	47,400
		121,300
Goodwill		161,672
Total purchase price allocation		$307,019

The identifiable intangible assets are being amortized over their estimated useful lives, which range from seven to twenty years.

The purchase price allocation included values assigned to certain specific identifiable intangible assets aggregating $121.3 million, as follows.

Patents and Existing Technology

An aggregate value of $28.7 million was assigned to the acquired patents and existing technology, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the patents and technology acquired. In arriving at an estimated fair value of the acquired patents and existing technology, management used revenue projections and estimated revenue growth rates for each product category based on the estimated useful economic and legal life of Aircast’s patents.  In estimating the royalty rates for the acquired patents and existing technology, the Company considered various market-based studies and other sources to find reasonably comparable patent licensing arrangements and examined the resulting royalty rates for each product. Based upon this analysis and the Company’s industry experience, the Company concluded that the royalty rates ranging from 3.0% to 5.0% represented reasonable rates that could be attributable to the acquired patents and existing technology.  Using these estimated royalty rates and revenues, the Company calculated royalty savings, deducted income taxes using a tax rate of 40.75% (combined federal and state) and calculated the present value of the after-tax royalty savings using a discount rate of 10%.  Based on the foregoing, the Company estimated the fair value of the acquired patents and existing technology for each product category, at a total fair value of $28.7 million.  The useful lives of the patents were based on the following years of expiration of the relevant patents: Ankle Braces (2019); Walking Braces (2018); Cold & Compression (2018); Vascular Systems (2013); and Specialty Products (2020).

Customer Contracts and Related Relationships

An aggregate value of $6.9 million was assigned to certain Aircast customer relationships for group purchasing organization (GPO) customers and an aggregate value of $38.3 million was assigned to certain Aircast customer relationships for other customers existing on the acquisition date based upon an estimate of the future discounted cash flows that would be derived from those GPO and other customers. In estimating the fair value of the customer contracts and related relationships, the Company estimated the revenue attributable to existing customer relationships based on the Company’s actual 2005 data with growth consistent with the Company’s projected rate of revenue growth for each product category. Based on the Company’s experience, management applied customer retention rates to the projected revenues to reflect expected attrition of existing customer contracts and relationships. Management determined the estimated cash flows by estimating the expenses as a percentage of revenues based on the Company’s prior experience.  The useful lives of the Customer Contracts and Related Relationships were estimated to be 7 years, based on management’s judgment and experience.

Trade Names and Trademarks

A value of $47.4 million was assigned to trade names and trademarks, determined primarily by estimating the present value of future royalty costs that will be avoided due to the Company’s ownership of the trade names and trademarks acquired.  Similar to the method for estimating the fair value of the acquired patents and existing technology, the Company estimated the revenue based on management’s revenue projections and estimated revenue growth rates for each product category and estimated the royalty rates by considering certain databases of licensing agreements covering the use of trade names and trademarks associated with similar products. Based upon this analysis and the Company’s industry experience, the Company concluded that 5.0% would be a reasonable royalty rate applicable to the Aircast trade names and trademarks based on Aircast’s strong brand recognition in the United States and in Europe. The Company calculated royalty savings by applying the estimated royalty rate to its projected revenue for products that benefit from the trade name and trademarks and deducted income taxes using a tax rate of 40.75% (combined federal and state). The Company then calculated the present value of the after-tax royalty savings using a discount rate of 10%.  Based on the foregoing, the Company estimated the fair value of the acquired patents and existing technology for each product category to be approximately $47.4 million.  Unlike patents which have a fixed term and an expiration date, trademarks do not have a fixed term or expiration date.  The Aircast trade names and trademarks have been in use for many years and are widely recognized in the United States and Europe.  The Company intends to continue to use these trade names and trademarks for a significant period of time. Based on the past use and strength of these marks, the expected longevity of the associated product lines and management’s present intention to continue to market these products under the Aircast trade name and trademarks, management concluded that a useful life of 20 years for the acquired trade names and trademarks was appropriate.

A value of $161.7 million, representing the difference between the total purchase price and the aggregate fair values assigned to the net tangible assets acquired and liabilities assumed and the identifiable intangible assets acquired, was assigned to goodwill.

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

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts.  These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories.  The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet.  For the six months ended June 30, 2007, the Company purchased and resold territory rights for amounts aggregating $1.4 million and did not record any material gains or losses from the transfer of these distribution rights.

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

4.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net income, as reported	$5,401	$1,292	$9,396	$7,273
Foreign currency translation adjustment	929	1,116	1,185	1,574
Change in fair value of interest rate swap	1,303	1,011	2,218	1,011
Comprehensive income	$7,633	$3,419	$12,799	$9,858

5.  Income Taxes

As discussed in Note 1, the Company adopted the provisions of FIN 48 on January 1, 2007.  No previously unrecognized tax benefits were recorded as of the date of adoption. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in unrecognized tax benefits.  A portion of the transition adjustment related to historical exposures of the Company and was recorded as permitted by FIN 48 as a reduction of retained earnings in the amount of approximately $0.8 million. A portion of the transition adjustment related to Aircast exposures created prior to the Company’s acquisition of Aircast and was therefore recorded as an increase of approximately $0.6 million in goodwill related to the Aircast acquisition. The offset of the transition adjustment was recorded as a reduction to deferred tax assets and additional taxes payable.

The transition adjustment included approximately $0.2 million of interest and approximately $0.1 million of penalties related to the unrecognized tax benefits. Interest costs and penalties related to income taxes are classified as part of the income tax provision in the Company’s financial statements.

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

The Company’s balance of unrecognized tax benefits as of June 30, 2007 remained unchanged at $1.4 million.  There were no changes required to be made to the balance as there were no new tax positions taken by the Company during the current period, no settlements with taxing authorities and no lapses of applicable statutes of limitations. Included in the balance of unrecognized tax benefits is $0.8 million of tax benefits that, if recognized, would impact the effective tax rate.  Also included in the balance of unrecognized tax benefits is $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

6.  Segment and Related Information

•     Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 420 independent commissioned sales representatives who are employed by approximately 60 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements.  For certain custom rigid braces and other products, the Company sells directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  The Company refers to this portion of its DonJoy channel as its Insurance channel.

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient.  As of June 30, 2007, the OfficeCare program was located at over 1,100 physician offices throughout the United States.  The Company has contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States.  The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 138 additional sales representatives dedicated to selling the OL1000 product, of which approximately 66 are employed by the Company. The SpinaLogic product is also included in this segment and is sold through a combination of several independent companies focused on selling spine products, including DePuy Spine and International Rehabilitative Science’s Inc. (does business as RS Medical), and certain direct sales representatives.  These products are sold either directly to the patient or to independent distributors.  The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors.  The Company sells its products in over 70 foreign countries, primarily in Europe, Canada, Japan and Australia.

Set forth below are net revenues, gross profit and operating income for the Company’s reporting segments for the three and months ended June 30, 2007 and July 1, 2006 (in thousands).  This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses.

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenues:
Domestic rehabilitation	$73,137	$68,155	$144,907	$121,866
Regeneration	19,194	16,212	36,773	32,186
International	27,856	22,158	53,405	35,036
Consolidated net revenues	120,187	106,525	235,085	189,088

Gross profit:
Domestic rehabilitation	37,160	34,920	72,449	64,052
Regeneration	17,668	14,954	33,970	29,785
International	17,445	13,739	33,326	20,630
Consolidated gross profit	72,273	63,613	139,745	114,467

Income from operations:
Domestic rehabilitation	5,748	8,776	12,666	19,277
Regeneration	5,816	3,717	10,427	7,421
International	6,604	3,099	12,135	4,321
Income from operations of reportable segments	18,168	15,592	35,228	31,019
Expenses not allocated to segments	(4,126)	(4,854)	(8,704)	(8,469)
Consolidated income from operations	$14,042	$10,738	$26,524	$22,550

Number of operating days	64	64	128	128

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

For the three and six months ended June 30, 2007 and July 1, 2006, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

United States	$92,331	$84,367	$181,680	$154,052
Europe	21,750	17,974	41,928	28,052
Other countries	6,106	4,184	11,477	6,984
Total consolidated net revenues	$120,187	$106,525	$235,085	$189,088

Total assets by region were as follows (in thousands):

	June 30, 2007	December 31, 2006
United States	$605,466	$619,599
International	55,948	48,735
Total consolidated assets	$661,414	$668,334

7. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans).  Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP).  Stock options granted under the Stock Option Plans have terms of up to ten years from the date of grant, and generally vest over a four-year period.  The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period.  As of June 30, 2007, approximately 4.6 million shares were available for grant under the Stock Option Plans and 1.4 million shares were available for issuance under the ESPP.

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock Option Plans:
Expected volatility	45.5%	60.1%	45.4%	60.1%
Risk-free interest rate	4.6%	4.9%	4.7%	4.9%
Forfeitures	8.0%	7.5%	8.0%	7.5%
Dividend yield	—	—	—	—
Expected term (in years)	4.1	3.7	4.0	3.7
Employee Stock Purchase Plan:
Expected volatility	37.5%	40.8%	30.4%	40.8%
Risk-free interest rate	5.0%	4.9%	5.1%	4.9%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5

The following table summarizes option activity under all plans from December 31, 2006 through June 30, 2007:

	Number of Shares	Price per Share		Weighted Average Exercise Price per Share	Weighted Average Remaining Life in Years
Outstanding at December 31, 2006	2,649,790	$3.52 -	$44.09	$25.99	6.9
Granted	59,300	41.72 -	41.99	41.94	N/A
Exercised	(195,308)	3.96 -	26.65	15.39	N/A
Cancelled/Expired/Forfeited	(104,575)	3.76 -	41.99	32.24	N/A
Outstanding at March 31, 2007	2,409,207	3.52 -	44.09	26.97	7.8
Granted	539,500	39.07 -	39.99	39.85	N/A
Exercised	(86,999)	4.05 -	39.40	18.19	N/A
Cancelled/Expired/Forfeited	(23,800)	3.52 -	39.40	32.63	N/A
Outstanding at June 30, 2007	2,837,908	3.52 -	44.09	29.64	8.0
Exercisable at June 30, 2007	1,010,031	3.52 -	41.72	22.55	7.0
Remaining reserved for grant at June 30, 2007	4,629,777

The aggregate intrinsic value of options outstanding at June 30, 2007 was approximately $33.1 million and the aggregate intrinsic value of options exercisable at June 30, 2007 was approximately $18.9 million.  The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was approximately $1.8 million and $6.6 million, respectively.  The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at March 31, 2007, vested during the three months ended March 31, 2007 and cancelled/expired/forfeited during the three months ended March 31, 2007, were $30.33, $31.69, $14.79 and $32.24, respectively.  The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at June 30, 2007, vested during the three months ended June 30, 2007 and cancelled/expired/forfeited during the three months ended June 30, 2007, were $30.33, $33.56, $36.37 and $32.63, respectively.  At June 30, 2007, there was approximately $23.0 million of compensation expense that had not yet been recognized related to non-vested stock-based awards.  That expense is expected to be recognized over a weighted-average period of 1.4 years, subject to the impact of the merger agreement discussed below.  During the three months ended June 30, 2007, cash received from options exercised was $1.6 million.

The merger agreement discussed in Note 9 below provides that, except as otherwise agreed in writing by the holder and Parent (as defined in Note 9), each outstanding option to purchase common stock under the Stock Option Plans, vested or unvested, will be cancelled and only entitle the holder to receive a cash payment equal to the excess, if any, of the per share merger consideration over the per share exercise price of the applicable stock option, multiplied by the number of shares subject to the stock option, less any applicable taxes required to be withheld.  In accordance with the merger agreement, immediately prior to the merger closing date there will be an early termination of the offering period, under the ESPP, that began on July 1, 2007 and participants’ payroll deductions will be applied to purchase shares in accordance with the terms of the ESPP.  These shares will be treated in the same manner as the Company’s other outstanding common stock in the merger.  The ESPP will terminate immediately prior to the closing of the merger.

8.  Contingencies

From time to time, the Company is involved in legal and administrative disputes and proceedings arising in the ordinary course of business.  With respect to these matters, management believes that it has adequate insurance coverage or has made adequate accruals for related costs, and it may also have effective legal defenses.  The Company is not aware of any pending proceedings or lawsuits that could have a material adverse effect on its business, financial condition and results of operations.  As part of its business as a government supplier, both for Medicare and Medicaid beneficiaries and under contracts with veterans and other military agencies, the Company is subject to periodic audits of its billing and pricing practices and of its general compliance to contract terms and regulatory requirements, and the Company is exposed to claims of recovery and related fines and penalties if these audits reveal noncompliance.  One of the Company’s supply contracts with a government agency has expired, and the Company has requested the government to permit the products sold under the expired contract to be moved to a comparable contract held by Aircast and to be sold under that contract.  The agency will review compliance by the Company of its pricing obligations during the past five-year term of the expiring contract.  Although the Company believes that it has been in material compliance with those obligations, no assurance can be given that the agency will agree with the Company’s analysis or that it will not seek repayment based on pricing discrepancies.

9.  Subsequent Event

On July 15, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReAble Therapeutics Finance LLC, a Delaware limited liability company (“Parent”), and Reaction Acquisition Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent is controlled by affiliates of The Blackstone Group (“Blackstone”).  The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company’s Board of Directors (the “Board”) and a Transaction Committee of the Board comprised entirely of independent directors.  Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent.  As of the effective time of the Merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $50.25 in cash, without interest.  Parent has provided the Company an equity commitment from an affiliate of Blackstone and obtained debt financing commitments, the proceeds of which will provide for the necessary funds to consummate the transactions contemplated by the Merger Agreement.  The Merger Agreement contains a 50-day “go-shop” provision pursuant to which the Company may solicit and negotiate competing takeover proposals during such period.  After that period, the Company is subject to a “no-shop” provision, which restricts its ability to solicit, discuss or negotiate competing proposals, other than with persons that have made a takeover proposal during the go-shop period that the Board determines in good faith is bona fide and constitutes, or could reasonably be expected to result in, a “Superior Proposal” as defined in the Merger Agreement (each such person an “Excluded Party”).  The no-shop restriction does not apply to any party that submits a written takeover proposal after the go-shop period that the Board determines in good faith constitutes or could reasonably be expected to lead to a Superior Proposal, and that failure to enter into discussions or negotiations with such party would reasonably be expected to result in a breach of the Board’s fiduciary duties.

The Merger Agreement contains certain termination rights for both the Company, including if the Company receives a takeover proposal that the Board determines in good faith constitutes a Superior Proposal and that failure to terminate would reasonably be expected to result in a breach of its fiduciary duties, and otherwise complies with the terms of the Merger Agreement, and Parent under specified circumstances.  The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay a fee of $37.4 million to Parent (or $18.7 million if there is a termination in connection with a takeover proposal from an Excluded Party). If the Company’s stockholders do not approve the Merger, the Company will be required to reimburse up to $5.0 million of Parent’s expenses.  If the Merger does not occur because Parent is unable to obtain debt financing, Parent will be required to pay a fee of $37.4 million to the Company.  An affiliate of Blackstone has delivered to the Company a limited guaranty of Parent’s obligation to pay certain amounts under the Merger Agreement (including the $37.4 million fee), up to a maximum amount equal to $100 million.  Consummation of the Merger is subject to several conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments, the obtaining of certain foreign and domestic regulatory approvals and other customary closing conditions.

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

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets.  Our broad range of over 750 rehabilitation products, including rigid knee braces, soft goods, and pain management products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 70 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, pain management, regeneration and vascular systems products represented 21%, 51%, 8%, 16% and 4%, respectively, of our consolidated net revenues for the first six months of 2007.

Segments

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods, pain management and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 420 independent commissioned sales representatives who are employed by approximately 60 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals.  Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements.  For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient.  We refer to this portion of our DonJoy channel as our Insurance channel.

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

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient.  As of June 30, 2007, the OfficeCare program was located at over 1,100 physician offices throughout the United States.  We have contracts with over 700 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States.  Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 138 additional sales representatives dedicated to selling the OL1000 product, of which approximately 66 are employed by us. The SpinaLogic product is also included in this segment and is sold through a combination of several independent companies focused on selling spine products, including DePuy Spine and International Rehabilitative Science’s Inc. (does business as RS Medical), and certain of our direct sales representatives.  These products are sold either directly to the patient or to independent distributors.  We arrange billing to the third-party payors or patients, for products sold directly to the patient.

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

Our Strategy

Our strategy is to increase revenues and profitability and enhance cash flow by strengthening our market leadership position.  Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

• Introduce New Products and Product Enhancements.  We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform.  In the twelve months ended June 30, 2007, we launched 15 new products.  We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage.  We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

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

• Expand Our OfficeCare and Insurance Channels.  Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient.  For these products, we bill the patient or third-party payor after the product is provided to the patient.  Through our Insurance channel, we also provide our custom knee braces and certain other products directly to patients and bill the patient or the patient’s third-party payor.  Our OfficeCare and Insurance channels currently cover over 1,100 physician offices encompassing over 4,400 physicians.  We believe that our OfficeCare and Insurance channels serve a growing need among orthopedic practices to improve inventory management and patient service.  Expanding our OfficeCare and Insurance channels also permits us to increase our weighted-average selling prices, as the units sold through these channels are billed to insurance companies and other third-party payors at higher prices than units sold through most of our other sales channels.  Accordingly, our OfficeCare and Insurance initiatives represent opportunities for sales growth based on increases in both unit volume and average selling prices.  We intend to expand our OfficeCare and Insurance channels into more large orthopedic offices, thereby increasing the number of potential customers to whom we sell our products.  In the three months ended June 30, 2007, we added approximately 70 new offices to our OfficeCare and Insurance channels, net of account terminations.

• Maximize Existing and Secure Additional National Accounts.  We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups.  Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts.  In the twelve months ended June 30, 2007, we signed or renewed five significant national contracts; including a new three-year sole source contract with Consorta, Inc. for all of our bracing and soft goods products, a new private label contract with Amerinet, Inc. for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane, Inc. for all of our soft goods, bracing and cold therapy products, a renewal of our multi-source agreement with Premier Purchasing Partners, L.P. for all of our bracing, soft goods, cold therapy and BGS products, and a renewal of our sole source bracing agreement with Healthtrust Purchasing Group, L.P.  In addition, we successfully added Aircast products to each of these national contracts.

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

•                  Expand International Sales. Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity, and we intend to continue to develop direct distribution capabilities in selected additional foreign markets.  We also believe we can increase our international revenues by expanding the number of our products we sell in international markets.  Historically, we sold only a limited range of our products in our international markets.  Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our BGS products in our International segment. In 2006, we completed the Axmed acquisition, which increased our international revenues in France. The Aircast acquisition; in April 2006, also substantially increased our international revenues, especially in Germany, France, the United Kingdom and Canada.  Effective in April 2007, we began to directly distribute our products in two new markets, Italy and the Benelux countries.  For the six months ended June 30, 2007, international sales increased to 22.7% of our revenues.

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

Recent Developments

On July 15, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReAble Therapeutics Finance LLC, a Delaware limited liability company (“Parent”), and Reaction Acquisition Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”).  Parent is controlled by affiliates of The Blackstone Group (“Blackstone”).  The Merger Agreement and the transactions contemplated thereby were unanimously approved by our board of directors and a transaction committee of the board of directors comprised entirely of independent directors.  Under the terms of the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), and we will continue as the surviving corporation and a wholly-owned subsidiary of Parent.  As of the effective time of the Merger, each issued and outstanding share of our common stock will generally be cancelled and converted into the right to receive $50.25 in cash, without interest.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for estimated contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For both 2006 and the first six months of 2007, we reserved for and reduced gross revenues from third-party payors, excluding those related to our Regeneration business, by 36%, for estimated aggregate allowances related to these contractual arrangements with these payors.  For our Regeneration business, we record revenue net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 42% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 74% of our net revenues for the three months ended June 30, 2007 and approximately 60% of our net accounts receivable at June 30, 2007. Since the beginning of 2006, we have experienced write-offs of less than 1% of related net revenues.  Our third-party reimbursement customers, including insurance companies, managed care companies, certain governmental payors, such as Medicare, and patients for certain co-pay amounts, include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation business segment and the majority of our Regeneration customers. Our third-party payor customers represented approximately 26% of our net revenues for the three months ended June 30, 2007 and 40% of our net accounts receivable at June 30, 2007.  For 2006 and the first six months of 2007, we estimated bad debt expense to be approximately 10% and 28%, respectively, of gross revenues from third-party reimbursement customers, excluding those related to our Regeneration business, and 7% and 12%, respectively, of gross revenues from third-party reimbursement customers of our Regeneration business.  This estimated bad debt expense for 2007 includes $4.6 million recorded in the three months ended June 30, 2007 related to additional provisions for certain aged accounts receivable.  We have experienced rapid growth in revenue from our third-party reimbursement customers. Together with our third-party billing and collections service provider, we also made changes to improve the cost-effectiveness of our billing and collections process in early 2006.  The rapid growth of these businesses, combined with the transitional impact of the changes in our process, placed a strain on the effectiveness of our billing and collections process in 2006.  We recognized this strain and placed additional resources in this area beginning in late 2006.  We have seen improving trends in cash collections on current accounts receivable from third-party reimbursement customers.  However, in spite of the additional resources allocated, collections of certain aged receivables have not progressed as well as expected.  Accordingly, we increased our estimates of related bad debt expense for these aged accounts receivable.  If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Valuation Allowance for Deferred Tax Asset. As of June 30, 2007, we had approximately $26.9 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes, goodwill acquired in connection with our Regeneration acquisition and net loss carryforwards.  Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards.  Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income.  However, there can be no assurance that we will meet our expectations of future taxable income.  Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Income Taxes.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes, (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts.  FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006.  We adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized $1.4 million in additional unrecognized tax benefits.  A portion of the transition adjustment related to our historical exposures and was recorded as permitted by FIN 48 as a reduction of retained earnings in the amount of approximately $0.8 million. A portion of the transition adjustment related to Aircast exposures created prior to our acquisition of Aircast and was therefore recorded as an increase of approximately $0.6 million in goodwill related to the Aircast acquisition. The offset of the transition adjustment was recorded as a reduction to deferred tax assets and additional taxes payable.

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

Our balance of unrecognized tax benefits as of June 30, 2007 remained unchanged at $1.4 million.  There were no changes required to be made to the balance as there were no new tax positions taken by us during the current period, no settlements with taxing authorities and no lapses of applicable statutes of limitations. Included in the balance of unrecognized tax benefits is $0.8 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits is $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

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

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method.  Under the modified prospective transition method, stock-based compensation expense for 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years.  As a result of the adoption of SFAS No. 123(R), our net income for the three months ended June 30, 2007 and July 1, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $1.9 million and $1.5 million, respectively, and our net income for the six months ended June 30, 2007 and July 1, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $3.5 million and $3.0 million, respectively.

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

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31.  Each quarter is 13 weeks, consisting of one five-week and two four-week periods.  Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall.  The quarters ended June 30, 2007 and July 1, 2006 each included 64 days.  The six months ended June 30, 2007 and July 1, 2006 each included 128 days.

Three Months Ended June 30, 2007 Compared To Three Months Ended July 1, 2006

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Three Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$73,137	60.8	$68,155	64.0	$4,982	7.3
Regeneration	19,194	16.0	16,212	15.2	2,982	18.4
International	27,856	23.2	22,158	20.8	5,698	25.7
Consolidated net revenues	$120,187	100.0	$106,525	100.0	$13,662	12.8

Net revenue increases of approximately $1.1 million and $0.7 million related to our Domestic Rehabilitation and International segments, respectively, are due to the fact that our acquisition of Aircast closed April 7, 2006.  Our revenue results for the three months ended July 1, 2006 did not include a full quarter of Aircast revenue.  The additional increase in net revenues of our Domestic Rehabilitation segment is partly due to normal market growth in existing product lines and sales of new products.  We also increased the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels.  A substantial portion of the increased units billed to third-party payors resulted from the addition of approximately 243 net new OfficeCare locations since July 1, 2006.  Net OfficeCare revenues for the second quarter of June 30, 2007 were $1.9 million higher than net OfficeCare revenues for the second quarter of 2006.  Net revenues in our Regeneration segment increased due to market growth and selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006.  International net revenues increased in the second quarter of 2007 compared to the second quarter of 2006 due to increased sales volume from market growth, an expanding range of products sold internationally and the benefit of $0.7 million related to favorable changes in foreign exchange rates.  Excluding the impact of changes in exchange rates, local currency international revenues increased 22.5% in the second quarter of 2007 compared to the second quarter of 2006.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$37,160	50.8	$34,920	51.2	$2,240	6.4
Regeneration	17,668	92.0	14,954	92.2	2,714	18.1
International	17,445	62.6	13,739	62.0	3,706	27.0
Consolidated gross profit	$72,273	60.1	$63,613	59.7	$8,660	13.6

The increase in gross profit for the second quarter of 2007 compared to the second quarter of 2006 in total and as a percentage of net revenues is primarily due to incremental gross profit from an increase in revenues, partially offset by a $0.8 million charge to write-down raw material inventories based on the results of a physical count of such inventories.  Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to the impact of the raw material adjustment noted above, of which $0.6 million related to the Domestic Rehabilitation segment, a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and increased costs of freight and distribution, manufacturing overhead and certain material costs.  The increase in the International segment gross profit as a percentage of net revenues is primarily related to favorable changes in product mix and foreign currency exchange rates and the absence in the second quarter of 2007 of costs related to a write-up of acquired Aircast inventories to fair value of $1.2 million, which were included in the second quarter of 2006.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Three Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$40,219	33.5	$32,442	30.5	$7,777	24.0
General and administrative	11,516	9.6	13,610	12.8	(2,094)	(15.4)
Research and development	1,998	1.7	2,316	2.2	(318)	(13.7)
Amortization of acquired intangibles	4,498	3.7	4,507	4.2	(9)	(0.2)
Consolidated operating expenses	$58,231	48.5	$52,875	49.7	$5,356	10.1

Sales and Marketing Expenses.  Sales and marketing expenses for the second quarter of 2007 include $4.6 million related to an increase in estimates of bad debt provisions required for certain aged accounts receivable.  Prior to this expense, sales and marketing expenses amounted to 29.6% of net revenues.  Sales and marketing expenses for the second quarter of 2007 also included volume related increases in commissions, sales incentive bonuses and delivery charges due to the increase in revenues.

General and Administrative Expenses. The decrease in general and administrative expenses is primarily due to the elimination of certain duplicate general and administrative expenses in connection with the integration of the acquired Aircast business and the absence in the second quarter of 2007 of integration costs of $0.3 million associated with the Aircast and Axmed acquisitions, which were included in the second quarter of 2006.

Research and Development Expenses. The decrease in research and development expenses is primarily due to the elimination of certain duplicate expenses in connection with the integration of the acquired Aircast business.

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

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$5,748	7.9	$8,776	12.9	$(3,028)	(34.5)
Regeneration	5,816	30.3	3,717	22.9	2,099	56.5
International	6,604	23.7	3,099	14.0	3,505	113.1
Income from operations of reportable segments	18,168	15.1	15,592	14.6	2,576	16.5
Expenses not allocated to segments	(4,126)	(3.4)	(4,854)	(4.5)	728	(15.0)
Consolidated income from operations	$14,042	11.7	$10,738	10.1	$3,304	30.8

The decrease in income from operations for our Domestic Rehabilitation segment is due to increased net revenues and gross profit being more than offset by increased sales and marketing expenses as discussed above. The increase in income from operations for our Regeneration and International segments is due primarily to increased net revenues and gross profit and reduced spending in general and administrative and research and development as discussed above.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $5.7 million in the second quarter of 2007 compared to $8.4 million in the second quarter of 2006. The second quarter of 2006 included a $2.3 million write-off of net deferred debt issuance costs in connection with the repayment of our former credit facility.

Other Income (Expense), Net. Other income for the second quarter of 2007 primarily reflects net foreign exchange transaction gains.  Other expense for the second quarter of 2006 primarily reflects net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40.1% for the second quarter of 2007 compared to 43.2% for the second quarter of 2006.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006.  The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 37.7% and 36.4% for the second quarters of 2007 and 2006, respectively, due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $5.4 million for the second quarter of 2007 compared to net income of $1.3 million for the second quarter of 2006 as a result of the changes discussed above.

Six Months Ended June 30, 2007 Compared To Six Months Ended July 1, 2006

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

Net revenues:

	Six Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$144,907	61.7	$121,866	64.5	$23,041	18.9
Regeneration	36,773	15.6	32,186	17.0	4,587	14.3
International	53,405	22.7	35,036	18.5	18,369	52.4
Consolidated net revenues	$235,085	100.0	$189,088	100.0	$45,997	24.3

Net revenue increases of approximately $15.3 million and $9.6 million related to our Domestic Rehabilitation and International segments, respectively, are due to the fact that our acquisition of Aircast closed April 7, 2006.  Our revenue results for the six months ended July 1, 2006 did not include a full six months of Aircast revenue.  The additional increase in net revenues of our Domestic Rehabilitation segment is partly due to normal market growth in existing product lines and sales of new products and sales attributed to our Aircast acquisition.  We also increased the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels.  A substantial portion of the increased units billed to third-party payors resulted from the addition of approximately 243 net new OfficeCare locations since July 1, 2006.  Net OfficeCare revenues for the first six months of 2007 were $3.8 million higher than net OfficeCare revenues for the first six months of 2006.  Net revenues in our Regeneration segment increased due to market growth and selling resources added for our SpinaLogic products in territories that became non-exclusive in 2006.  International net revenues increased in the first six months of 2007 compared to the first six months of 2006, due to our acquisition of Aircast, increased sales volume due to market growth, an expanding range of products sold internationally and the benefit of $1.6 million related to favorable changes in foreign exchange rates.  Excluding the impact of changes in exchange rates, local currency international revenues increased 47.9% in the first six months of 2007 compared to the first six months of 2006.  Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisition of Aircast in April 2006.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Six Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$72,449	50.0	$64,052	52.6	$8,397	13.1
Regeneration	33,970	92.4	29,785	92.5	4,185	14.1
International	33,326	62.4	20,630	58.9	12,696	61.5
Consolidated gross profit	$139,745	59.4	$114,467	60.5	$25,278	22.1

The increase in gross profit for first six months of 2007 compared to the first six months of 2006 is primarily due to incremental gross profit from an increase in revenues, partially offset by a $0.8 million charge to write-down raw material inventories based on the results of a physical count of such inventories.  The decrease in consolidated gross profit as a percentage of net revenues is primarily due to a change in product mix to include more lower gross profit margin soft goods due to our recent acquisitions and the increased costs discussed above. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment primarily due to the impact of the raw material adjustment noted above, of which $0.6 million related to the Domestic Rehabilitation segment, a change in product mix to include more lower gross profit soft goods due to our recent acquisitions and increased costs of freight and distribution, manufacturing overhead and certain material costs.  The increase in the International segment gross profit as a percentage of net revenues is primarily related to favorable changes in product mix and foreign currency exchange rates and the absence in the first six months of 2007 of costs related to a write-up of acquired Axmed and Aircast inventories to fair value of $1.5 million, which were included in the first six months of 2006.

Operating Expenses.  Set forth below is operating expense information (in thousands):

	Six Months Ended
	June 30, 2007	% of Net Revenues	July 1, 2006	% of Net Revenues	Increase	% Increase
Sales and marketing	$76,174	32.4	$58,977	31.2	$17,197	29.2
General and administrative	23,893	10.2	22,634	12.0	1,259	5.6
Research and development	4,167	1.8	4,165	2.2	2	0.0
Amortization of acquired intangibles	8,987	3.8	6,141	3.2	2,846	46.3
Consolidated operating expenses	$113,221	48.2	$91,917	48.6	$21,304	23.2

Sales and Marketing Expenses.  Sales and marketing expenses for the first six months of 2007 include $4.6 million related to an increase in estimates of bad debt provisions required for certain aged accounts receivable.  Prior to this expense, sales and marketing expenses amounted to 30.4% of net revenues.  Sales and marketing expenses for the first six months of 2007 also included volume related increases in commissions, sales incentive bonuses and delivery charges due to the increase in revenues.

General and Administrative Expenses.  The increase in general and administrative expenses is primarily due to the addition of expenses related to Aircast which was acquired subsequent to April 1, 2006, partially offset by the elimination of certain duplicate general and administrative expenses in connection with the integration of the acquired Aircast and Axmed businesses and the absence in the first six months of 2007 of integration costs of $0.4 million associated with the Aircast and Axmed acquisitions which were included in the first six months of 2006.

Research and Development Expenses.  Research and development expenses were consistent due to the elimination of certain duplicate expenses in connection with the integration of the acquired Aircast and Axmed businesses offsetting the addition of expenses related to Aircast which was acquired subsequent to April 1, 2006.

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

Income from Operations.  Set forth below is income from operations information for our reporting segments (in thousands):
	Six Months Ended
	June 30, 2007	% of Net Revenue	July 1, 2006	% of Net Revenue	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$12,666	8.7	$19,277	15.8	$(6,611)	(34.3)
Regeneration	10,427	28.4	7,421	23.1	3,006	40.5
International	12,135	22.7	4,321	12.3	7,814	180.8
Income from operations of reportable segments	35,228	15.0	31,019	16.4	4,209	13.6
Expenses not allocated to segments	(8,704)	(3.7)	(8,469)	(4.5)	(235)	2.8
Consolidated income from operations	$26,524	11.3	$22,550	11.9	$3,974	17.6

The decrease in income from operations for our Domestic Rehabilitation segment is due to increased net revenues and gross profit being more than offset by increased sales and marketing expenses as discussed above. The increase in income from operations for our Regeneration and International segments is due primarily to increased net revenues and gross profit.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $11.6 million in the first six months of 2007 compared to $9.4 million in the fist six months of 2006.  Interest expense, net of interest income, increased in the first six months of 2007 compared to the first six months of 2006 primarily due to an increase in our outstanding long-term debt balances in April 2006 to finance the Aircast acquisition.

Other Income (Expense), Net. Other income for the first six months of 2007 primarily reflects net foreign exchange transaction gains.  Other expense for the first six months of 2006 reflects a write-off of costs related to a potential acquisition that was abandoned in the first quarter of 2006 and net foreign exchange transaction losses.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 40.6% for the first six months of 2007 compared to 43.9% for the first six months of 2006.  Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006.  The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 36.2% and 27.7% for the first six months of 2007 and 2006, respectively, due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $9.4 million for the first six months of 2007 compared to net income of $7.3 million for the first six months of 2006 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.  Total indebtedness at June 30, 2007 was $311.0 million.  Total cash and cash equivalents were $12.8 million at June 30, 2007.

Net cash provided by operating activities was $25.9 million and $25.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The net cash provided by operations in the first six months of 2007 primarily reflected positive operating results offset by an increase in net accounts receivable of $3.1 million.  As required by SFAS No. 123(R), our cash flow provided by operating activities for the six months ended June 30, 2007 is shown net of $1.8 million of excess tax benefits from stock options exercised, the amount deemed to be realized for tax purposes.  These excess tax benefits are included in cash flows provided by financing activities for the six months ended June 30, 2007.  The net cash provided by operations in the first six months of 2006 primarily reflected positive operating results offset by increases in net accounts receivable and net inventories of $6.3 million and $5.6 million, respectively.

Cash flows used in investing activities were $11.5 million and $322.0 million for the six months ended June 30, 2007 and July 1, 2006, respectively.  Cash used in investing activities for the first six months of 2007 included $1.2 million used for a final payment related to our January 2006 acquisition of Axmed, $4.8 million used for additional costs related to the acquisition of Aircast, $1.5 million used for the Full90 convertible note investment discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 and $3.9 million used for capital expenditures.  Cash used in investing activities for the first six months of 2006 primarily included $16.3 million used for the acquisition of Axmed, $296.5 million used for the acquisition of Aircast, and $8.7 million used for capital expenditures. Capital expenditures for the six months ended July 1, 2006 included $4.2 million related to tenant improvements and equipment for our corporate headquarters and the expansion of our Indianapolis distribution center.

Cash flows (used in) provided by financing activities were ($8.8) million and $306.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively.  In the first six months of 2007, the cash used in financing activities included $16.3 million used to pay down long-term debt, offset by $4.6 million of net proceeds received from the exercise of stock options, $1.0 million received from the issuance of stock under our Employee Stock Purchase Plan and $1.8 million of excess tax benefits from stock options exercised.  In the first six months of 2006, the cash provided by financing activities included $301.6 million of net proceeds from long-term debt, $10.0 million of net proceeds received from the exercise of stock options and $0.9 million from the issuance of stock under our Employee Stock Purchase Plan.

Contractual Obligations and Commercial Commitments

 In April 2006, we entered into a credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition and repay amounts outstanding under our previous credit agreement. The credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility.  As of June 30, 2007, the balance outstanding under the term loan was $311.0 million and $48.3 million was available under the revolving credit facility, net of $1.7 million of outstanding letters of credit.  Under the credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. In connection with our credit agreement, in April 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a beginning notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows.  As of June 30, 2007, the outstanding notional amount of the interest rate swap was $250 million.  Effective July 11, 2007, the notional amount of the swap was reduced to $187.5 million.  Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, the fair market value of the swap at June 30, 2007 was recorded as a long-term liability, with the change in such fair value accounted for in accumulated other comprehensive income (loss) included in the stockholders’ equity in the accompanying consolidated balance sheet.  The weighted average interest rate applicable to our total borrowings as of June 30, 2007 was 6.82%.

Repayment. We were initially required to make quarterly principal payments of $0.9 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013.  In the six months ended June 30, 2007 and 2006 we made $16.3 million and $21.0 million, respectively, of prepayments on the term loan.  Under the credit agreement, prepayments are applied to reduce outstanding principal balance in direct order of maturity to payments scheduled over the twelve months following the prepayment and thereafter to remaining scheduled principal payments on a prorated basis.  Accordingly, no principal payments will be required until September 2008 and such payments have been reduced to $0.8 million per quarter.  Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness.  In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions.  We were not required to make any mandatory prepayments for 2006 or the first six months of 2007.

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

Covenants. Our credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. Our credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 4.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00.  Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of June 30, 2007.

Debt issuance costs. In 2006, we capitalized debt issuance costs of approximately $6.4 million in association with our credit agreement, which will be amortized over the term of the agreement.  Remaining debt issuance costs of $5.1 million, net of accumulated amortization, were included in the accompanying balance sheet at June 30, 2007.

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

As of June 30, 2007, we had available liquidity of approximately $12.8 million in cash and cash equivalents and $48.3 million available under our revolving credit facility, net of $1.7 million of outstanding letters of credit. For the remainder of 2007, we expect to spend total cash of approximately $17.7 million for the following requirements:

•                  up to approximately $10.0 million for estimated interest payments on our credit facility;

•                  approximately $2.1 million scheduled payments for noncancellable operating leases;

•                  up to approximately $5.6 million for capital expenditures.

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

Following a scheduled reduction in the notional amount of our interest rate swap agreement in July 2007, we have $122.0 million of variable rate debt represented by borrowings under our credit facility which are not covered by the interest rate swap agreement. Based on the balance of the variable rate debt outstanding under the credit facility as of June 30, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.2 million on an annual basis. At June 30, 2007, up to $48.3 million of variable rate borrowings were available under our $50.0 million revolving credit facility.  We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. In April 2006, in connection with our credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan.  The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years.  Accordingly, with respect to a beginning notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap.  The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows.  As of June 30, 2007, the outstanding notional amount of the interest rate swap was $200 million.  Effective July 11, 2007, the notional amount of the swap was reduced to $187.5 million.  For the quarter and six months ended June 30, 2007, the change in fair value of the swap was accounted for as an increase in accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet.

Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarters of 2007 and 2006 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries.  The U.S. dollar equivalent of the related costs denominated in these foreign currencies were unfavorably impacted during the same period.  In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos.  As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our net income through hedging transactions.  As of June 30, 2007, we had outstanding hedges in the form of forward contracts to purchase Mexican pesos aggregating a U.S. dollar equivalent of $10.5 million.  As of June 30, 2007, we had an unrealized foreign currency loss of $0.3 million related to these contracts.

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

Risks Related to the Proposed Merger

Failure to complete the proposed merger could negatively affect the Company.

On July 15, 2007, we entered into the Merger Agreement with Parent and Merger Sub.  There is no assurance that the Merger Agreement and the proposed merger will be approved by our stockholders, and there is no assurance that the other conditions to the completion of the proposed merger will be satisfied.  In connection with the proposed merger, we will be subject to several risks, including the following:

•                  the occurrence of any effect, event, development or change that could give rise to the termination of the Merger Agreement;

•                  the outcome of any legal proceedings instituted against us and others following announcement of entering into the Merger Agreement;

•                  the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the merger, including the receipt of certain foreign and domestic regulatory approvals;

•                  the failure of Parent or Merger Sub to obtain the necessary financing arrangements set forth in commitment letters received in connection with the proposed merger;

•                  the amount of the break-up fee or expense reimbursement we would have to pay if the merger is not completed under certain circumstances;

•                  risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention;

•                  risks that the proposed transaction causes our distribution network, customers or vendors to terminate or reduce their relationship with us;

•                  the amount of the costs, fees, expenses and charges related to the merger and the actual terms of certain financings that will need to be obtained for the merger; and

•                  the impact of the substantial indebtedness that will need to be incurred to finance the consummation of the merger.

Any of these events could have a material negative impact on our results of operations and financial condition and could adversely affect the price of our common stock.

Risks Related to Our Business

We may have difficulty integrating the operations and growing the business of Aircast Incorporated.

In April 2006, we acquired Aircast Incorporated, a New Jersey based orthopedics company that manufactures and markets ankle and other orthopedic bracing products, cold therapy products and vascular therapy systems.  We have recently completed the process of integrating all of the manufacturing operations of Aircast into our existing facilities in Vista, California and Tijuana, Mexico, and absorbing or relocating the U.S. general and administrative, product development and marketing functions of Aircast to our facilities in Indianapolis, Indiana and Vista, California.  The sales and distribution resources of Aircast have been integrated into our sales and distribution network, and we have combined Aircast operations in Europe with our existing operations in various countries.  Our ability to manage these integrated activities and to realize any synergies from the transaction are subject to numerous risks and uncertainties, including the following:

•                  we may experience difficulty in managing the production of Aircast products in our Mexico facility and training our work force in these new products which may prevent us from achieving the expected cost savings in cost of goods sold;

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

•                  fluctuations in gross profit due to changes in product mix;

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated that affect Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators.  These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards.  The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions.  CMS has proposed, for instance, that our Class III bone growth stimulator devices be subject to the freeze in reimbursement levels for 2007 and 2008.  If finalized, Class III devices such as our bone growth stimulator product would not receive an increase in reimbursement levels under Medicare.  Class III bone growth stimulator devices, however, are not subject to competitive bidding.  The Modernization Act, however, does subject off-the-shelf orthotic devices to competitive bidding.  The Modernization Act requires competitive bidding to be implemented in phases, with the initial phase to begin during 2007. Under competitive bidding, Medicare will change its approach to reimbursing certain items and services of durable medical equipment, orthotics, prosthetics and supplies covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers.  Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services.  Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding.  Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

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

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards.  Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators and orthotics and that has a supplier number will also be subject to new quality standards as a condition of receiving payment from the Medicare program.  On August 14, 2006, CMS finalized its supplier quality standards, and in November 2006, CMS published a list of recognized independent accreditation organizations that may accredit suppliers as meeting the quality standards.  We will be required to become accredited to continue to bill Medicare as a supplier.  We are in the process of becoming accredited.

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

In order to finance the purchase price of the Aircast acquisition and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility, under which no amounts were borrowed and of which $45.8 million was available at closing, net of outstanding letters of credit.  Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. Our increased indebtedness could limit our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, product development or acquisitions.  As of June 30, 2007, the balance outstanding under the term loan was $311.0 million and $48.3 million was available under the revolving credit facility, net of outstanding letters of credit.

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

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held the 2007 annual meeting of stockholders on June 4, 2007. The stockholders were asked to vote on the election of three individuals to the Board of Directors of the Company and on two other proposals. All director nominees were elected to the Board and the other proposals were approved. The results of the voting were as follows:

(i) Jack R. Blair, Mitchell J. Blutt, M.D. and W. Thomas Mitchell were elected as members of the Board in Class III. Mr. Blair received 21,499,387 votes in favor of his nomination and 832,775 votes were cast withholding approval. Mr. Blutt received 21,497,923 votes in favor of his nomination and 834,239 votes were cast withholding approval.  Mr. Mitchell received 21,499,647 votes in favor of his nomination and 832,515 votes were cast withholding approval.

(ii) The second proposal submitted to the stockholders was approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 39,000,000 to 79,000,000 shares. This proposal received 19,708,700 votes in favor, 2,614,484 votes against and 8,975 votes to abstain, and there were no broker non-votes.

(iii) The third proposal submitted to the stockholders was ratification of the appointment of Ernst & Young LLP, certified public accountants, as the independent registered public accounting firm to audit our accounts for the fiscal year ending December 31, 2007. This proposal received 21,752,845 votes in favor, 573,403 votes against and 5,913 votes to abstain, and there were no broker non-votes.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

(a)  Exhibits

2.1

Agreement and Plan of Merger among ReAble Therapeutics Finance LLC, Reaction Acquisition Merger Sub, Inc. and DJO Incorporated, dated July 15, 2007 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 16, 2007)

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

DJO INCORPORATED
(Registrant)

Date: August 3, 2007	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2007	BY:	/s/ Vickie L. Capps
Vickie L. Capps
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

2.1

Agreement and Plan of Merger among ReAble Therapeutics Finance LLC, Reaction Acquisition Merger Sub, Inc. and DJO Incorporated, dated July 15, 2007 (Incorporated by reference to the Registrant’s Report on Form 8-K filed on July 16, 2007)

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