Form 10-Q
period 2007-09-29
DJO INC
filed 2007-10-29
CIK 1157972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

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

Yes ☐  No ☒

The number of shares of the registrant’s Common Stock outstanding at October 25, 2007 was 23,657,860 shares.

DJO INCORPORATED

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	September 29, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,956	$7,006
Accounts receivable, net of provisions for contractual allowances and doubtful accounts of $49,753 and $38,602 at September 29, 2007 and December 31, 2006, respectively	96,348	90,236
Inventories, net	43,422	47,214
Deferred tax asset, net, current portion	10,813	10,797
Prepaid expenses and other current assets	10,730	14,521
Total current assets	173,269	169,774
Property, plant and equipment, net	30,226	32,699
Goodwill	281,176	277,495
Intangible assets, net	144,764	160,124
Debt issuance costs, net	4,899	5,634
Deferred tax asset, net	10,288	18,251
Other assets	5,135	4,357
Total assets	$649,757	$668,334

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,675	$17,338
Accrued compensation	11,123	14,171
Accrued commissions	4,870	4,133
Accrued interest	3,116	3,984
Accrued taxes	4,148	3,738
Long-term debt, current portion	—	831
Other accrued liabilities, current portion	18,215	22,967
Total current liabilities	55,147	67,162

Long-term debt, less current portion	285,500	326,419
Other accrued liabilities, long-term	5,354	4,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding at September 29, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 39,000,000 shares authorized, 23,657,860 shares and 23,317,934 shares issued and outstanding at September 29, 2007 and December 31, 2006, respectively	237	233
Additional paid-in-capital	179,863	163,711
Accumulated other comprehensive income	4,009	1,984
Retained earnings	119,647	104,341
Total stockholders’ equity	303,756	270,269
Total liabilities and stockholders’ equity	$649,757	$668,334

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net revenues	$119,784	$113,205	$354,869	$302,293
Costs of goods sold	45,501	45,340	140,841	119,961
Gross profit	74,283	67,865	214,028	182,332
Operating expenses:
Sales and marketing	35,621	33,398	111,795	92,375
General and administrative	11,336	13,075	35,229	35,709
Research and development	2,018	2,580	6,185	6,745
Amortization of acquired intangibles	4,503	4,510	13,490	10,651
Merger costs	2,539	—	2,539	—
Total operating expenses	56,017	53,563	169,238	145,480
Income from operations	18,266	14,302	44,790	36,852
Interest expense, net of interest income	(5,321)	(6,284)	(16,932)	(15,684)
Other income, net	322	439	1,227	254
Income before income taxes	13,267	8,457	29,085	21,422
Provision for income taxes	(6,552)	(4,098)	(12,974)	(9,790)
Net income	$6,715	$4,359	$16,111	$11,632

Net income per share:
Basic	$0.28	$0.19	$0.68	$0.51
Diluted	$0.28	$0.18	$0.67	$0.50
Weighted average shares outstanding used to calculate per share information:
Basic	23,641	22,968	23,536	22,620
Diluted	24,251	23,598	24,082	23,330

See accompanying Notes.

DJO INCORPORATED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 29, 2007	September 30, 2006

Operating activities
Net income	$16,111	$11,632
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for contractual allowances and doubtful accounts	41,997	30,146
Provision for excess and obsolete inventories	1,473	1,167
Depreciation and amortization	22,595	18,645
Amortization of debt issuance costs	735	618
Excess tax benefits from stock options exercised	(1,819)	—
Stock-based compensation expense	8,058	6,836
Step-up to fair value of inventory charged to costs of goods sold	—	1,498
Write-off of debt issuance costs	—	2,347
Other	—	47
Changes in operating assets and liabilities, net	(41,676)	(35,927)
Net cash provided by operating activities	47,474	37,009

Investing activities
Purchases of property, plant and equipment	(5,467)	(12,485)
Purchase of businesses, net of cash acquired	(5,977)	(313,634)
Proceeds from disposal of asset held for sale	3,365	—
Changes in other assets	(1,554)	(958)
Net cash used in investing activities	(9,633)	(327,077)

Financing activities
Proceeds from long-term debt	7,000	366,000
Repayment of long-term debt	(48,750)	(79,250)
Debt issuance costs	—	(6,328)
Net proceeds from issuance of common stock	6,303	12,020
Excess tax benefits from stock options exercised	1,819	—
Net cash (used in) provided by financing activities	(33,628)	292,442
Effect of exchange rate changes on cash and cash equivalents	737	176
Net increase in cash and cash equivalents	4,950	2,550
Cash and cash equivalents at beginning of period	7,006	1,107
Cash and cash equivalents at end of period	$11,956	$3,657

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited condensed consolidated financial statements as of September 29, 2007 and for the three and nine months ended September 29, 2007 and September 30, 2006 have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting of normal recurring accruals and the adjustments described in Note 3) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the interim date and interim periods presented. Results for the interim periods are not necessarily indicative of the results to be achieved for the entire year or future periods.

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

The preparation of these unaudited condensed consolidated financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to contractual allowances, doubtful accounts, inventories, rebates, product returns, warranty obligations, income taxes, goodwill and other intangible assets, and stock based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Per Share Information

Earnings per share are computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share include the dilutive effect of weighted average common share equivalents potentially issuable upon the exercise of stock options. For purposes of computing diluted earnings per share, weighted average common share equivalents (computed using the treasury stock method) do not include stock options with an exercise price that exceeds the average fair market value of the Company’s common stock during the periods presented. The weighted average shares outstanding used to calculate basic and diluted share information consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Shares used in computations of basic net income per share – weighted average shares outstanding	23,641	22,968	23,536	22,620
Net effect of dilutive common share equivalents based on treasury stock method	610	630	546	710
Shares used in computations of diluted net income per share	24,251	23,598	24,082	23,330

Stock-Based Compensation

The Company records compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years. The Company’s net income for each of the three month periods ended September 29, 2007 and September 30, 2006, have been reduced by stock-based compensation expense, net of taxes, of approximately $2.3 million. The Company’s net income for the nine months ended September 29, 2007 and September 30, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $5.5 million and $5.3 million, respectively. See Note 7 for additional information regarding stock-based compensation.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation were required to be adopted for fiscal periods beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. See Note 5 for further details.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except for Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

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

Foreign Currency Translation

The financial statements of the Company’s international subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation gains and losses are excluded from results of operations and recorded as a separate component of consolidated stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s local currency) are included in the consolidated statements of income as either a component of costs of goods sold or other income or expense, depending on the nature of the transaction. The Company incurred an aggregate foreign currency transaction gain in the three and nine months ended September 29, 2007 of approximately $0.3 million and $0.8 million, respectively. The aggregate foreign currency transaction gain included in determining net income for both the three and nine months ended September 30, 2006 was approximately $0.4 million.

Proposed Merger

On July 15, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReAble Therapeutics Finance LLC, a Delaware limited liability company (“Parent”), and Reaction Acquisition Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent is controlled by affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company’s Board of Directors (the “Board”) and a Transaction Committee of the Board comprised entirely of independent directors and are subject to certain closing conditions, including the approval of the Company’s stockholders. Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and becoming a wholly-owned subsidiary of Parent. As of the effective time of the Merger, each issued and outstanding share of common stock of the Company will generally be cancelled and converted into the right to receive $50.25 in cash, without interest. The Merger Agreement also provides that, at the effective time of the Merger, each outstanding option to purchase common stock, vested and unvested, will be cancelled and the holders will be entitled to receive a cash payment equal to the excess, if any, of the per share merger price of the option multiplied by the number of shares subject to the option, less applicable withholding taxes. Parent has provided the Company an equity commitment from an affiliate of Blackstone and obtained debt financing commitments, the proceeds of which will provide for the necessary funds to consummate the transactions contemplated by the Merger Agreement. The Merger Agreement provided for a 50-day “go-shop” provision during which the Company was permitted to solicit competing takeover proposals. This go-shop period ended on September 4, 2007 and the Company did not receive any takeover proposals during the go-shop period. Commencing with the completion of the go-shop period, the Company is subject to a “no-shop” provision, which restricts its ability to solicit, discuss or negotiate competing proposals. The no-shop restriction does not apply to any party that submits a written takeover proposal after the go-shop period that the Board determines in good faith constitutes or could reasonably be expected to lead to a “Superior Proposal” as defined in the Merger Agreement, and that failure to enter into discussions or negotiations with such party would reasonably be expected to result in a breach of the Board’s fiduciary duties.

The Merger Agreement contains certain termination rights for both the Company, including if the Company receives a takeover proposal that the Board determines in good faith constitutes a Superior Proposal and that failure to terminate would reasonably be expected to result in a breach of its fiduciary duties, and otherwise complies with the terms of the Merger Agreement, and Parent under specified circumstances. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay a fee of $37.4 million to Parent. If the Company’s stockholders do not approve the Merger, the Company will be required to reimburse up to $5.0 million of Parent’s expenses. If the Merger does not occur because Parent is unable to obtain debt financing, Parent will be required to pay a fee of $37.4 million to the Company. An affiliate of Blackstone has delivered to the Company a limited guaranty of Parent’s obligation to pay certain amounts under the Merger Agreement (including the $37.4 million fee), up to a maximum amount equal to $100 million. Consummation of the Merger remains subject to several conditions, including the adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments and other customary closing conditions. Subject to the completion of these closing conditions, the proposed merger is expected to close in the fourth quarter of 2007.

On August 31, 2007 and September 6, 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of the Company’s public stockholders, challenging the Company’s proposed merger with Parent. The court ordered the two lawsuits consolidated for all purposes on September 21, 2007. See Note 8 for further details.

Merger Costs

Merger costs of $2.5 million included in the accompanying statements of income for the three and nine months ended September 29, 2007 consist of certain costs related to the proposed merger with ReAble Therapeutics Finance LLC discussed above.

2.  Financial Statement Information

Inventories consist of the following (in thousands):

	September 29, 2007	December 31, 2006

Raw materials	$16,183	$17,920
Work-in-progress	1,435	753
Finished goods	28,432	30,615
	46,050	49,288
Less reserves, primarily for excess and obsolete inventories	(2,628)	(2,074)
Inventories, net	$43,422	$47,214

Prepaid expenses and other current assets consist of the following (in thousands):

	September 29, 2007	December 31, 2006

Held-for-sale assets	$1,904	$6,960
Prepaid expenses	5,374	4,050
Other current assets	3,452	3,511
Prepaid expenses and other current assets, net	$10,730	$14,521

Held-for-sale assets as of September 29, 2007 consisted of the Aircast Germany facility. Held-for-sale assets as of December 31, 2006 also included the Aircast manufacturing facility in New Jersey. These held-for-sale facilities were vacated in connection with the Company’s integration of the Aircast business and are no longer in use. In August 2007, the Company sold the former Aircast manufacturing building and land in New Jersey for net proceeds of $3.4 million.

Other accrued liabilities, current portion, consists of the following (in thousands):

	September 29, 2007	December 31, 2006

Accrued contract fees	$3,997	$2,626
Accrued professional fees	1,607	1,326
Deferred rent, current portion	474	453
Other accrued liabilities, current portion	12,137	18,562
Other accrued liabilities, current portion	$18,215	$22,967

Other accrued liabilities, long-term, consists of the following (in thousands):

	September 29, 2007	December 31, 2006

Deferred rent, long-term	$3,301	$3,355
Fair value of interest rate swap	1,782	928
Accrued pension	271	201
Other accrued liabilities, long-term	$5,354	$4,484

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

In April 2006, the Company began its integration of the Aircast business. The integration plan consisted of:  1) integrating the Aircast sales force into the Company’s existing sales force, 2) closing the Aircast New Jersey manufacturing facility and moving the manufacturing of the Aircast products to the Company’s Tijuana, Mexico manufacturing facility, with the exception of Aircast’s vascular systems products, which were moved to the Company’s Vista, California facility, 3) closing the Aircast New Jersey corporate headquarters and integrating the administrative functions into the Company’s Vista facility and the Company’s distribution facility in Indianapolis, Indiana, and 4) closing various international Aircast locations and integrating their operations into the Company’s existing locations in those countries including France, Germany and the United Kingdom. In conjunction with this integration plan, the Company accrued approximately $10.8 million in severance costs for approximately 300 Aircast employees. The Company completed the termination of the affected Aircast employees in March 2007. Of this total estimated amount, approximately $2.0 million of severance payments have not been paid out as of September 29, 2007, and are not expected to be fully paid out until the first quarter of 2008. This amount is included in accrued compensation in the accompanying unaudited consolidated balance sheet at September 29, 2007.

Severance costs accrued as of September 29, 2007 for Aircast employees as a result of the Company’s integration of the acquired business are as follows (in thousands):

	Total Costs Incurred	Cash Payments	Accrued Liability At September 29, 2007
Employee severance	$10,752	$(8,744)	$2,008

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

Purchase of Rights to Distributor Territories

From time to time the Company purchases rights to certain distributor territories in the U.S. and then sells the distribution rights to another party for similar amounts. These distribution reorganizations are intended to achieve several objectives, including improvement of sales results within the affected territories. The Company generally receives promissory notes for the resale amounts, which are recorded as notes receivable and included in other current and long-term assets in the accompanying unaudited consolidated balance sheet. For the nine months ended September 29, 2007, the Company purchased and resold territory rights for amounts aggregating $1.4 million and did not record any material gains or losses from the transfer of these distribution rights.

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

4.  Comprehensive Income

Comprehensive income consists of the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net income, as reported	$6,715	$4,359	$16,111	$11,632
Foreign currency translation adjustment	1,694	(53)	2,879	1,521
Change in fair value of interest rate swap	(1,769)	(2,208)	(854)	(1,197)
Comprehensive income	$6,640	$2,098	$18,136	$11,956

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

The Company’s balance of unrecognized tax benefits as of September 29, 2007 remained unchanged at $1.4 million. There were no changes required to be made to the balance as there were no new tax positions taken by the Company during the current period, no settlements with taxing authorities and no lapses of applicable statutes of limitations. Included in the balance of unrecognized tax benefits is $0.8 million of tax benefits that, if recognized, would impact the effective tax rate.  Also included in the balance of unrecognized tax benefits is $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

6. Segment and Related Information

The following are the Company’s reportable segments.

•                  Domestic Rehabilitation consists of the sale of the Company’s rehabilitation products (rigid knee braces, soft goods, cold therapy and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, the Company sells its rehabilitation products utilizing a few of the Company’s direct sales representatives and a network of approximately 392 independent commissioned sales representatives who are employed by approximately 44 independent sales agents. These sales representatives are primarily dedicated to the sale of the Company’s products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from the Company and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, the Company generally ships the product directly to the orthopedic professional and pays a sales commission to the agent. These commissions are reflected in sales and marketing expense in the Company’s consolidated financial statements. For certain custom rigid braces and other products, the Company sells directly to the patient and bill a third-party payor, if applicable, on behalf of the patient. The Company refers to this portion of its DonJoy channel as its Insurance channel.

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

Through the OfficeCare sales channel, the Company maintains an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, the Company arranges billing to the patient or third-party payor after the product is provided to the patient. As of September 29, 2007, the OfficeCare program was located at over 1,200 physician offices throughout the United States. The Company has contracts with over 750 third-party payors.

•                  Regeneration consists of the sale of the Company’s bone growth stimulation products in the United States. The Company’s OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 155 additional sales representatives dedicated to selling the OL1000 product, of which approximately 67 are employed by the Company. The SpinaLogic product is also included in this segment and is sold through a combination of several independent companies focused on selling spine products, including DePuy Spine and International Rehabilitative Science’s Inc. (which does business as RS Medical), and certain direct sales representatives. These products are sold either directly to the patient or to independent distributors. The Company arranges billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of the Company’s products in foreign countries through wholly owned subsidiaries or independent distributors. The Company sells its products in over 75 foreign countries, primarily in Europe, Canada, Japan and Australia.

Set forth below are net revenues, gross profit and operating income for the Company’s reporting segments for the three and nine months ended September 29, 2007 and September 30, 2006 (in thousands). This information excludes the impact of expenses not allocated to segments, which are comprised primarily of general corporate expenses.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net revenues:
Domestic rehabilitation	$74,935	$74,640	$219,842	$196,506
Regeneration	19,105	15,767	55,878	47,953
International	25,744	22,798	79,149	57,834
Consolidated net revenues	119,784	113,205	354,869	302,293

Gross profit:
Domestic rehabilitation	39,897	38,915	112,346	102,967
Regeneration	17,705	14,428	51,675	44,213
International	16,681	14,522	50,007	35,152
Consolidated gross profit	74,283	67,865	214,028	182,332

Income from operations:
Domestic rehabilitation	12,155	11,033	24,821	30,310
Regeneration	6,111	3,139	16,538	10,560
International	6,261	4,530	18,396	8,851
Income from operations of reportable segments	24,527	18,702	59,755	49,721
Expenses not allocated to segments	(6,261)	(4,400)	(14,965)	(12,869)
Consolidated income from operations	$18,266	$14,302	$44,790	$36,852

Number of operating days	63	63	191	191

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

For the three and nine months ended September 29, 2007 and September 30, 2006, the Company had no individual customer or distributor that accounted for 10% or more of total revenues.

Net revenues, attributed to the geographic location of the customer, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

United States	$94,040	$90,407	$275,720	$244,459
Europe	19,713	17,732	61,641	45,784
Other countries	6,031	5,066	17,508	12,050
Total consolidated net revenues	$119,784	$113,205	$354,869	$302,293

Total assets by region were as follows (in thousands):

	September 29, 2007	December 31, 2006
United States	$594,119	$619,599
International	55,638	48,735
Total consolidated assets	$649,757	$668,334

7. Stock-Based Compensation

The Company has three stock option plans which provide for the issuance of options to employees, officers, directors and consultants:  the 2001 Omnibus Plan, the 1999 Option Plan and the 2001 Non-Employee Director’s Stock Option Plan (Stock Option Plans). Eligible employees can also purchase shares of the Company’s common stock at 85% of its fair market value on either the first day or the last day, whichever reflects the lowest fair market price, of each six-month offering period under the Company’s Employee Stock Purchase Plan (ESPP). Stock options granted under the Stock Option Plans have terms of up to ten years from the date of grant, and generally vest over a four-year period. The expense recognized under SFAS No. 123(R) is recognized on a straight-line basis over the vesting period. As of September 29, 2007, approximately 4.6 million shares were available for grant under the Stock Option Plans and 1.4 million shares were available for issuance under the ESPP.

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

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock Option Plans:
Expected volatility	43.2%	49.5%	45.4%	49.5%
Risk-free interest rate	4.1%	4.7%	4.7%	4.7%
Forfeitures	8.0%	7.5%	8.0%	7.5%
Dividend yield	—	—	—	—
Expected term (in years)	4.1	3.7	4.0	3.7
Employee Stock Purchase Plan:
Expected volatility	38.4%	31.0%	38.4%	38.0%
Risk-free interest rate	4.6%	5.2%	4.6%	4.9%
Dividend yield	—	—	—	—
Expected term (in years)	0.5	0.5	0.5	0.5

The following table summarizes option activity under all plans from December 31, 2006 through September 29, 2007:

	Number of Shares	Price per Share	Weighted Average Exercise Price per Share	Weighted Average Remaining Life in Years
Outstanding at December 31, 2006	2,649,790	$ 3.52 - $44.09	$25.99	6.9
Granted	59,300	41.72 - 41.99	41.94	N/A
Exercised	(195,308)	3.96 - 26.65	15.39	N/A
Cancelled/Expired/Forfeited	(104,575)	3.76 - 41.99	32.24	N/A
Outstanding at March 31, 2007	2,409,207	3.52 - 44.09	26.97	7.8
Granted	539,500	39.07 - 39.99	39.85	N/A
Exercised	(86,999)	4.05 - 39.40	18.19	N/A
Cancelled/Expired/Forfeited	(23,800)	3.52 - 39.40	32.63	N/A
Outstanding at June 30, 2007	2,837,908	3.52 - 44.09	29.64	8.0
Granted	—	N/A	N/A	N/A
Exercised	(29,925)	4.05 - 39.40	24.73	N/A
Cancelled/Expired/Forfeited	(1,500)	39.40	39.40	N/A
Outstanding at September 29, 2007	2,806,483	3.52 - 44.09	29.69	7.8
Exercisable at September 29, 2007	1,067,814	3.52 - 41.72	22.33	6.7
Remaining reserved for grant at September 29, 2007	4,646,162

The aggregate intrinsic value of options outstanding at September 29, 2007 was approximately $54.5 million and the aggregate intrinsic value of options exercisable at September 29, 2007 was approximately $28.6 million. The total intrinsic value of options exercised during the three and nine months ended September 29, 2007 was approximately $0.7 million and $7.3 million, respectively. The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at March 31, 2007, vested during the three months ended March 31, 2007 and cancelled/expired/forfeited during the three months ended March 31, 2007, were $30.33, $31.69, $14.79 and $32.24, respectively. The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at June 30, 2007, vested during the three months ended June 30, 2007 and cancelled/expired/forfeited during the three months ended June 30, 2007, were $30.33, $33.56, $36.37 and $32.63, respectively. The weighted-average fair value per share for options that were not vested at December 31, 2006, not vested at September 29, 2007, vested during the three months ended September 29, 2007 and cancelled/expired/forfeited during the three months ended September 29, 2007, were $30.33, $34.21, $20.62 and $39.40, respectively. At September 29, 2007, there was approximately $20.1 million of compensation expense that had not yet been recognized related to non-vested stock-based awards. That expense is expected to be recognized over a weighted-average period of 1.4 years, subject to the impact of the merger agreement discussed below. During the three months ended September 29, 2007, cash received from options exercised was $0.7 million.

The merger agreement discussed in Note 1 above provides that, except as otherwise agreed in writing by the holder and Parent (as defined in Note 1), each outstanding option to purchase common stock under the Stock Option Plans, vested or unvested, will be cancelled and only entitle the holder to receive a cash payment equal to the excess, if any, of the per share merger consideration over the per share exercise price of the applicable stock option, multiplied by the number of shares subject to the stock option, less any applicable taxes required to be withheld. In accordance with the merger agreement, immediately prior to the merger closing date there will be an early termination of the offering period, under the ESPP, that began on July 1, 2007 and participants’ payroll deductions will be applied to purchase shares in accordance with the terms of the ESPP. These shares will be treated in the same manner as the Company’s other outstanding common stock in the merger. The ESPP will terminate immediately prior to the closing of the merger.

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

Pending Stockholder Litigation

On August 31, 2007 and September 6, 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of the Company’s public stockholders, challenging the Company’s proposed merger with Parent. The court ordered the two lawsuits consolidated for all purposes on September 21, 2007. The court further ordered that plaintiffs shall file a consolidated amended complaint as soon as practicable, and that the defendants need not respond to either of the two original complaints.

The two original complaints named the Company, ReAble Therapeutics, Inc., an affiliate of Parent, and the current members of the Company’s board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of the Company’s highest transactional value, and without adequately marketing the company to other potential buyers. The original complaints also alleged that the individual defendants and the Company failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints pray for, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys’ fees, expert fees and other costs; and such other relief as the court may find just and proper.

Discovery is ongoing and the parties have stipulated to a November 2, 2007 hearing on plaintiffs’ preliminary injunction motion, and a related briefing schedule. The Company believes that the lawsuit is without merit and intends to vigorously oppose it.

9.  Subsequent Event

In October 2007, in anticipation of the repayment of all amounts outstanding under the Company’s credit agreement in connection with the completion of its pending merger with ReAble Therapeutics Finance LLC, the Company paid $2.1 million to terminate its interest rate swap agreement.

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

Overview

We are a global provider of solutions for musculoskeletal and vascular health, specializing in rehabilitation and regeneration products for the non-operative orthopedic, spine and vascular markets. Our broad range of over 750 rehabilitation products, including rigid knee braces, soft goods, and cold therapy products, are used in the prevention of injury, in the treatment of chronic conditions and for recovery after surgery or injury. Our regeneration products consist of bone growth stimulation devices that are used to treat nonunion fractures and as an adjunct therapy after spinal fusion surgery. Our vascular systems products help prevent deep vein thrombosis and pulmonary embolism that can occur after orthopedic and other surgeries. We sell our products in the United States and in more than 75 other countries through networks of agents, distributors and our direct sales force that market our products to orthopedic and spine surgeons, podiatrists, orthopedic and prosthetic centers, third-party distributors, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Our rigid knee braces, soft goods, cold therapy, regeneration and vascular systems products represented 21%, 51%, 8%, 16% and 4%, respectively, of our consolidated net revenues for the first nine months of 2007.

Segments

The following are our reportable segments.

•                  Domestic Rehabilitation consists of the sale of our rehabilitation products (rigid knee braces, soft goods, cold therapy and vascular systems products) in the United States through three sales channels, DonJoy, ProCare/Aircast and OfficeCare.

Through the DonJoy sales channel, we sell our rehabilitation products utilizing a few of our direct sales representatives and a network of approximately 392 independent commissioned sales representatives who are employed by approximately 44 independent sales agents. These sales representatives are primarily dedicated to the sale of our products to orthopedic surgeons, podiatrists, orthopedic and prosthetic centers, hospitals, surgery centers, physical therapists, athletic trainers and other healthcare professionals. Because certain of the DonJoy product lines require customer education on the application and use of the product, these sales representatives are technical specialists who receive extensive training both from us and the agent and use their expertise to help fit the patient with the product and assist the orthopedic professional in choosing the appropriate product to meet the patient’s needs. After a product order is received by a sales representative, we generally ship the product directly to the orthopedic professional and pay a sales commission to the agent. These commissions are reflected in sales and marketing expense in our consolidated financial statements. For certain custom rigid braces and other products, we sell directly to the patient and bill a third-party payor, if applicable, on behalf of the patient. We refer to this portion of our DonJoy channel as our Insurance channel.

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

Through the OfficeCare sales channel, we maintain an inventory of rehabilitation products (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we arrange billing to the patient or third-party payor after the product is provided to the patient. As of September 29, 2007, the OfficeCare program was located at over 1,200 physician offices throughout the United States. We have contracts with over 750 third-party payors.

•                  Regeneration consists of the sale of our bone growth stimulation products in the United States. Our OL1000 product is sold through a combination of the DonJoy channel direct sales representatives and approximately 155 additional sales representatives dedicated to selling the OL1000 product, of which approximately 67 are employed by us. The SpinaLogic product is also included in this segment and is sold through a combination of several independent companies focused on selling spine products, including DePuy Spine and International Rehabilitative Science’s Inc. (does business as RS Medical), and certain of our direct sales representatives. These products are sold either directly to the patient or to independent distributors. We arrange billing to the third-party payors or patients, for products sold directly to the patient.

•                  International consists of the sale of our products in foreign countries through wholly owned subsidiaries or independent distributors. We sell our products in over 75 foreign countries, primarily in Europe, Canada, Japan and Australia.

Our Strategy

Our strategy is to increase revenues and profitability and enhance cash flow by strengthening our market leadership position. Our key initiatives to implement this strategy include:

•                  Increase our Lead in the Domestic Rehabilitation Market Segment. We believe we are the market leader in the Domestic Rehabilitation markets in which we compete. We believe we will be able to continue to grow our Domestic Rehabilitation business segment and increase our market share further by focusing on maintaining a continuous flow of new product introductions and continuing to enhance the productivity of our sales force and optimize our distribution strategy. Our key Domestic Rehabilitation growth strategies include the following:

• Introduce New Products and Product Enhancements. We have a history of developing and introducing innovative products into the marketplace, and are committed to continuing that tradition by introducing new products across our product platform. In the twelve months ended September 29, 2007, we launched 15 new products. We believe that product innovation through effective and focused research and development will provide a sustainable competitive advantage. We believe we are currently a technology leader in several product categories and we intend to continue to develop next generation technologies.

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

• Expand Our OfficeCare and Insurance Channels. Through OfficeCare, we maintain an inventory of product (mostly soft goods) on hand at orthopedic practices for immediate distribution to the patient. For these products, we bill the patient or third-party payor after the product is provided to the patient. Through our Insurance channel, we also provide our custom knee braces and certain other products directly to patients and bill the patient or the patient’s third-party payor. Our OfficeCare and Insurance channels currently cover over 1,200 physician offices encompassing over 4,800 physicians. We believe that our OfficeCare and Insurance channels serve a growing need among orthopedic practices to improve inventory management and patient service. Expanding our OfficeCare and Insurance channels also permits us to increase our weighted-average selling prices, as the units sold through these channels are billed to insurance companies and other third-party payors at higher prices than units sold through most of our other sales channels. Accordingly, our OfficeCare and Insurance initiatives represent opportunities for sales growth based on increases in both unit volume and average selling prices. We intend to expand our OfficeCare and Insurance channels into more large orthopedic offices, thereby increasing the number of potential customers to whom we sell our products. In the three months ended September 29, 2007, we added approximately 33 new offices to our OfficeCare and Insurance channels, net of account terminations.

• Maximize Existing and Secure Additional National Accounts. We plan to capitalize on the growing practice in healthcare in which hospitals and other large healthcare providers seek to consolidate their purchasing activities to national buying groups. Contracts with these national accounts represent a significant opportunity for sales growth. We believe that our broad range of products is well suited to the goals of these buying groups and intend to aggressively pursue these contracts. In the twelve months ended September 29, 2007, we signed or renewed five significant national contracts; including a new three-year sole source contract with Consorta, Inc. for all of our bracing and soft goods products, a new private label contract with Amerinet, Inc. for our pain management and cold therapy products, a renewal of our sole source contract with Broadlane, Inc. for all of our soft goods, bracing and cold therapy products, a renewal of our multi-source agreement with Premier Purchasing Partners, L.P. for all of our bracing, soft goods, cold therapy and BGS products, and a renewal of our sole source bracing agreement with Healthtrust Purchasing Group, L.P. In addition, we successfully added Aircast products to each of these national contracts.

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

•                  Expand International Sales. Since 2002, we have successfully established direct distribution capabilities in several major international markets. We believe that sales to foreign markets continue to represent a significant growth opportunity, and we intend to continue to develop direct distribution capabilities in selected additional foreign markets. We also believe we can increase our international revenues by expanding the number of our products we sell in international markets. Historically, we sold only a limited range of our products in our international markets. Beginning in 2005, we began to focus on selling an expanded range of soft goods, our cold therapy products and our BGS products in our International segment. In 2006, we completed the Axmed acquisition, which increased our international revenues in France. The Aircast acquisition, in April 2006, also substantially increased our international revenues, especially in Germany, France, the United Kingdom and Canada. Effective in April 2007, we began to directly distribute our products in two new markets, Italy and the Benelux countries. For the nine months ended September 29, 2007, international sales increased to 22.3% of our revenues.

•                  Pursue Selective Acquisitions. We believe that acquisitions represent an attractive and efficient means to broaden our product lines, expand our geographic reach and increase our revenues and profitability. We intend to pursue acquisition opportunities that enhance sales growth, are accretive to earnings, increase customer penetration and/or provide geographic diversity. Since the beginning of 2005, we have completed four acquisitions, all of which we believe met these criteria: our acquisition of substantially all of the assets of Superior Medical Equipment, LLC (SME acquisition) and our acquisition of substantially all of the assets of the orthopedics soft goods business of Encore Medical, L.P. (OSG acquisition), both of which were completed in 2005, as well as the Axmed acquisition in January 2006 and the Aircast acquisition in April 2006.

Recent Developments

On July 15, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ReAble Therapeutics Finance LLC, a Delaware limited liability company (“Parent”), and Reaction Acquisition Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). Parent is controlled by affiliates of The Blackstone Group (“Blackstone”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by our board of directors and a transaction committee of the board of directors comprised entirely of independent directors. Under the terms of the Merger Agreement, Merger Sub will be merged with and into us (the “Merger”), and we will continue as the surviving corporation and a wholly-owned subsidiary of Parent. As of the effective time of the Merger, each issued and outstanding share of our common stock will generally be cancelled and converted into the right to receive $50.25 in cash, without interest. In addition, as of the effective date of the Merger, each outstanding vested and unvested stock option will be cancelled and the holder will receive a cash payment equal to the excess of the per share merger consideration over the per share exercise price multiplied by the number of shares subject to the option, less applicable withholding taxes.

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

Provision for Contractual Allowances and Doubtful Accounts. We maintain provisions for estimated contractual allowances for reimbursement amounts from our third-party payor customers based on negotiated contracts and historical experience for non-contracted payors. We also maintain provisions for doubtful accounts for estimated losses resulting from the failure of our customers to make required payments. We have contracts with certain third-party payors for our third-party reimbursement billings, which call for specified reductions in reimbursement of billed amounts based upon contractual reimbursement rates. For both 2006 and the first nine months of 2007, we reserved for and reduced gross revenues from third-party payors, excluding those related to our Regeneration business, by approximately 36%, for estimated aggregate allowances related to these contractual arrangements with these payors. For our Regeneration business, we record revenues net of actual contractual allowances and discounts from our gross prices, which are determined on a specific identification basis and amount to approximately 42% of our gross prices for bone growth stimulation products.

Our reserve for doubtful accounts is based upon estimated losses from customers who are billed directly and the portion of third-party reimbursement billings that ultimately become the financial responsibility of the end user patients. Direct-billed customers represent approximately 75% of our net revenues for the three months ended September 29, 2007 and approximately 61% of our net accounts receivable at September 29, 2007. Since the beginning of 2006, we have experienced write-offs of less than 1% of related net revenues. Our third-party reimbursement customers, including insurance companies, managed care companies, certain governmental payors, such as Medicare, and patients for certain co-pay amounts, include all of our OfficeCare customers and certain other customers of our Domestic Rehabilitation business segment and the majority of our Regeneration customers. Our third-party payor customers represented approximately 25% of our net revenues for the three months ended September 29, 2007 and 39% of our net accounts receivable at September 29, 2007. For 2006 and the first nine months of 2007, we estimated bad debt expense to be approximately 10% and 17%, respectively, of gross revenues from third-party reimbursement customers, excluding those related to our Regeneration business, and 7% and 9%, respectively, of gross revenues from third-party reimbursement customers of our Regeneration business. This estimated bad debt expense for 2007 includes $4.6 million recorded in the second quarter of 2007 related to additional provisions for certain aged accounts receivable. We have experienced rapid growth in revenues from our third-party reimbursement customers. Together with our third-party billing and collections service provider, we also made changes to improve the cost-effectiveness of our billing and collections process in early 2006.  The rapid growth of these businesses, combined with the transitional impact of the changes in our process, placed a strain on the effectiveness of our billing and collections process in 2006.  We recognized this strain and placed additional resources in this area beginning in late 2006.  We have seen improving trends in cash collections on current accounts receivable from third-party reimbursement customers.  However, in spite of the additional resources allocated, collections of certain aged receivables had not progressed as well as expected through June 2007. Accordingly, we increased our estimates of related bad debt expense for these aged accounts receivable. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments or if third-party payors were to deny claims for late filings, incomplete information or other reasons, additional provisions may be required.

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

Valuation Allowance for Deferred Tax Asset. As of September 29, 2007, we had approximately $21.1 million of net deferred tax assets on our balance sheet related primarily to tax deductible goodwill arising at the date of our reorganization in 2001 and not recognized for book purposes, goodwill acquired in connection with our Regeneration acquisition and net tax loss carryforwards. Realization of our net deferred tax assets is dependent on our ability to generate future taxable income prior to the expiration of our net operating loss carryforwards. Our management believes that it is more likely than not that the deferred tax assets will be realized based on forecasted future taxable income. However, there can be no assurance that we will meet our expectations of future taxable income. Management will evaluate the realizability of the deferred tax assets on a quarterly basis to assess any need for valuation allowances.

Income Taxes. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, Accounting for Income Taxes, (FIN 48). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular rollforward of unrecognized tax benefits. The provisions of this interpretation were required to be adopted for fiscal periods beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized $1.4 million in additional unrecognized tax benefits. A portion of the transition adjustment related to our historical exposures and was recorded as permitted by FIN 48 as a reduction of retained earnings in the amount of approximately $0.8 million. A portion of the transition adjustment related to Aircast exposures created prior to our acquisition of Aircast and was therefore recorded as an increase of approximately $0.6 million in goodwill related to the Aircast acquisition. The offset of the transition adjustment was recorded as a reduction to deferred tax assets and additional taxes payable.

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

Our balance of unrecognized tax benefits as of September 29, 2007 remained unchanged at $1.4 million. There were no changes required to be made to the balance as there were no new tax positions taken by us during the current period, no settlements with taxing authorities and no lapses of applicable statutes of limitations. Included in the balance of unrecognized tax benefits is $0.8 million of tax benefits that, if recognized, would affect the effective tax rate.  Also included in the balance of unrecognized tax benefits is $0.6 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and goodwill.

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

Stock-Based Compensation. As of January 1, 2006, we began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), using the modified prospective transition method. Under the modified prospective transition method, stock-based compensation expense for 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R) and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years. As a result of the adoption of SFAS No. 123(R), our net income for the three months ended September 29, 2007 and September 30, 2006, both have been reduced by stock-based compensation expense, net of taxes, of approximately $2.3 million, respectively, and our net income for the nine months ended September 29, 2007 and September 30, 2006, has been reduced by stock-based compensation expense, net of taxes, of approximately $5.5 million and $5.3 million, respectively.

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

Results of Operations

We operate our business on a manufacturing calendar, with our fiscal year always ending on December 31. Each quarter is 13 weeks, consisting of one five-week and two four-week periods. Our first and fourth quarters may have more or less operating days from year to year based on the days of the week on which holidays and December 31 fall. The quarters ended September 29, 2007 and September 30, 2006 each included 63 days. The nine months ended September 29, 2007 and September 30, 2006 each included 191 days.

Three Months Ended September 29, 2007 Compared To Three Months Ended September 30, 2006

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

	Three Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$74,935	62.6	$74,640	65.9	$295	0.4
Regeneration	19,105	15.9	15,767	13.9	3,338	21.2
International	25,744	21.5	22,798	20.2	2,946	12.9
Consolidated net revenues	$119,784	100.0	$113,205	100.0	$6,579	5.8

Net revenues of our Domestic Rehabilitation segment stayed relatively consistent for the third quarter of 2007 compared to the third quarter of 2006 due primarily to the Domestic Rehabilitation net revenues for the third quarter of 2006 including the benefit of approximately $1.6 million related to a change in shipping terms for certain Aircast products from FOB destination to FOB shipping point and the shipment of certain products that were on backorder at the end of the second quarter of 2006 due to issues related to the integration of Aircast (our International segment included approximately $0.3 million in the third quarter of 2006 related to clearing these backorders). We had normal market growth in existing product lines and sales of new products in our Domestic Rehabilitation segment. We also increased the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels. A substantial portion of the increased units billed to third-party payors resulted from the addition of approximately 220 net new OfficeCare locations since October 1, 2006. Net OfficeCare revenues for the third quarter of 2007 were $0.6 million higher than net OfficeCare revenues for the third quarter of 2006. Net revenues in our Regeneration segment increased due to market growth and our expanding distribution strategy in the United States that includes both direct and independent representatives. International net revenues increased in the third quarter of 2007 compared to the third quarter of 2006 due to increased sales volume from market growth, an expanding range of products sold internationally and the benefit of $1.2 million related to favorable changes in foreign exchange rates. Excluding the impact of changes in exchange rates, local currency international revenues increased 7.9% in the third quarter of 2007 compared to the third quarter of 2006. Net revenues in our Domestic Rehabilitation segment decreased as a percentage of total net revenues due to proportionately higher growth rates in our Regeneration and International segment revenues.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Three Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$39,897	53.2	$38,915	52.1	$982	2.5
Regeneration	17,705	92.7	14,428	91.5	3,277	22.7
International	16,681	64.8	14,522	63.7	2,159	14.9
Consolidated gross profit	$74,283	62.0	$67,865	59.9	$6,418	9.5

The increase in gross profit for the third quarter of 2007 compared to the third quarter of 2006 in total and as a percentage of net revenues is due to incremental gross profit from an increase in revenues and the absence in the third quarter of 2007 of $1.7 million of certain charges and expenses related to the Aircast and Axmed acquisitions and $0.8 million of expenses related to our headquarters move which were included in the third quarter of 2006. The increase in the International segment gross profit as a percentage of net revenues is related to favorable changes in product mix and foreign currency exchange rates.

Operating Expenses. Set forth below is operating expense information (in thousands):

	Three Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Sales and marketing	$35,621	29.7	$33,398	29.5	$2,223	6.7
General and administrative	11,336	9.5	13,075	11.5	(1,739)	(13.3)
Research and development	2,018	1.7	2,580	2.3	(562)	(21.8)
Amortization of acquired intangibles	4,503	3.8	4,510	4.0	(7)	(0.2)
Merger costs	2,539	2.1	—	0.0	2,539	100.0
Consolidated operating expenses	$56,017	46.8	$53,563	47.3	$2,454	4.6

Sales and Marketing Expenses. Sales and marketing expenses for the third quarter of 2007 increased compared to the third quarter of 2006 due to volume related increases in commissions, sales incentive bonuses and delivery charges due to the increase in revenues. These increases in selling and marketing expenses were partially offset by the absence in the third quarter of 2007 of integration costs of $0.4 million associated with the Aircast and Axmed acquisitions, and headquarter move costs of approximately $0.3 million, which were included in the third quarter of 2006.

General and Administrative Expenses. The decrease in general and administrative expenses for the third quarter of 2007 compared to the third quarter of 2006 is primarily due to the elimination of certain duplicate general and administrative expenses in connection with the integration of the acquired Aircast business and the absence in the third quarter of 2007 of integration costs of $0.3 million associated with the Aircast and Axmed acquisitions, and headquarter move costs of approximately $0.2 million, which were included in the third quarter of 2006.

Research and Development Expenses. The decrease in research and development expenses for the third quarter of 2007 compared to the third quarter of 2006 is primarily due to the absence in the third quarter of 2007 of headquarter move costs of approximately $0.2 million which were included in the third quarter of 2006.

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

Merger Costs. Merger costs of $2.5 million incurred in the third quarter of 2007 consist of certain costs related to the proposed merger with ReAble Therapeutics Finance LLC.

Income from Operations. Set forth below is income from operations information for our reporting segments (in thousands):

	Three Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$12,155	16.2	$11,033	14.8	$1,122	10.2
Regeneration	6,111	32.0	3,139	19.9	2,972	94.7
International	6,261	24.3	4,530	19.9	1,731	38.2
Income from operations of reportable segments	24,527	20.5	18,702	16.5	5,825	31.1
Expenses not allocated to segments	(6,261)	(5.3)	(4,400)	(3.9)	(1,861)	(42.3)
Consolidated income from operations	$18,266	15.2	$14,302	12.6	$3,964	27.7

The increase in income from operations for our Domestic Rehabilitation segment is due to increased net revenues and gross profit and the absence in 2007 of certain integration costs and costs associated with our headquarters move, which we incurred in 2006 as discussed above. The increase in income from operations for our Regeneration and International segments is due primarily to increased net revenues and gross profit and reduced spending in general and administrative and research and development as discussed above.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $5.3 million in the third quarter of 2007 compared to $6.3 million in the third quarter of 2006. Interest expense, net of interest income decreased in the third quarter of 2007 compared to the third quarter of 2006 due to the fact that we have reduced our debt balance by $48.8 million since October 1, 2006.

Other Income, Net. Other income for the third quarter of 2007 increased compared to the third quarter of 2006 primarily due to higher net foreign exchange transaction gains.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 49.4% for the third quarter of 2007 compared to 48.5% for the third quarter of 2006. Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006. The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 23.2% and 13.4% for the third quarters of 2007 and 2006, respectively, due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $6.7 million for the third quarter of 2007 compared to net income of $4.4 million for the third quarter of 2006 as a result of the changes discussed above.

Nine Months Ended September 29, 2007 Compared To Nine Months Ended September 30, 2006

Net Revenues. Set forth below are net revenues for our reporting segments (in thousands):

Net revenues:

	Nine Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$219,842	62.0	$196,506	65.0	$23,336	11.9
Regeneration	55,878	15.7	47,953	15.9	7,925	16.5
International	79,149	22.3	57,834	19.1	21,315	36.9
Consolidated net revenues	$354,869	100.0	$302,293	100.0	$52,576	17.4

Net revenue increases of approximately $15.3 million and $9.6 million related to our Domestic Rehabilitation and International segments, respectively, are due to the fact that our acquisition of Aircast closed April 7, 2006. Accordingly, our revenue results for the nine months ended September 30, 2006 did not include a full nine months of Aircast revenue. The additional increase in net revenues of our Domestic Rehabilitation segment is partly due to normal market growth in existing product lines and sales of new products. We also increased the number of units billed to third-party payors, which are sold at higher average selling prices than units sold through our other channels. A substantial portion of the increased units billed to third-party payors resulted from the addition of approximately 220 net new OfficeCare locations since October 1, 2006. Net OfficeCare revenues for the first nine months of 2007 were $4.5 million higher than net OfficeCare revenues for the first nine months of 2006. Net revenues in our Regeneration segment increased due to market growth and our expanding distribution strategy in the United States that includes both direct and independent representatives. International net revenues increased in the first nine months of 2007 compared to the first nine months of 2006, due to our acquisition of Aircast, increased sales volume due to market growth, an expanding range of products sold internationally and the benefit of $2.8 million related to favorable changes in foreign exchange rates. Excluding the impact of changes in exchange rates, local currency international revenues increased 32.1% in the first nine months of 2007 compared to the first nine months of 2006. Net revenues in our Domestic Rehabilitation and Regeneration segments decreased as a percentage of total net revenues due to a proportionately higher increase in our International segment revenues related to the acquisition of Aircast in April 2006.

Gross Profit. Set forth below is gross profit information for our reporting segments (in thousands):

	Nine Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase	% Increase
Domestic Rehabilitation	$112,346	51.1	$102,967	52.4	$9,379	9.1
Regeneration	51,675	92.5	44,213	92.2	7,462	16.9
International	50,007	63.2	35,152	60.8	14,855	42.3
Consolidated gross profit	$214,028	60.3	$182,332	60.3	$31,696	17.4

Consolidated gross profit increased for first nine months of 2007 compared to the first nine months of 2006 due to incremental gross profit from an increase in revenues, including the contribution from our Aircast acquisition, and the absence in the first nine months of 2007 of costs related to a write-up of acquired Axmed and Aircast inventories to fair value of $1.5 million, other integration costs of $3.3 million associated with the Aircast and Axmed acquisitions and $0.8 million of headquarter move costs which were included in the first nine months of 2006, offset by a $0.8 million charge to write-down raw material inventories in the first nine months of 2007 based on the results of a physical count of such inventories. Gross profit decreased as a percentage of net revenues in the Domestic Rehabilitation segment due to the impact of the raw material adjustment noted above, of which $0.6 million related to the Domestic Rehabilitation segment, a change in product mix to include more lower gross profit soft goods due to our recent acquisitions and increased costs of freight and distribution, manufacturing overhead and certain material costs. The increase in the International segment gross profit as a percentage of net revenues is primarily related to favorable changes in product mix and foreign currency exchange rates and the absence in the first nine months of 2007 of costs related to the write-up of acquired Axmed and Aircast inventories to fair value, which were included in the first nine months of 2006.

Operating Expenses. Set forth below is operating expense information (in thousands):

	Nine Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase	% Increase
Sales and marketing	$111,795	31.5	$92,375	30.6	$19,420	21.0
General and administrative	35,229	9.9	35,709	11.8	(480)	(1.3)
Research and development	6,185	1.8	6,745	2.2	(560)	(8.3)
Amortization of acquired intangibles	13,490	3.8	10,651	3.5	2,839	26.7
Merger costs	2,539	0.7	—	0.0	2,539	100.0
Consolidated operating expenses	$169,238	47.7	$145,480	48.1	$23,758	16.3

Sales and Marketing Expenses. Sales and marketing expenses for the first nine months of 2007 include $4.6 million related to an increase in estimates of bad debt provisions required for certain aged accounts receivable recorded in the second quarter of 2007. Sales and marketing expenses for the first nine months of 2007 also included volume related increases in commissions, sales incentive bonuses and delivery charges due to the increase in revenues, including the contribution from our Aircast acquisition. These increases were partially offset by the absence in the first nine months of 2007 of integration costs of $0.9 million associated to the Aircast and Axmed acquisitions and $0.3 million of headquarter move costs which were included in the first nine months of 2006.

General and Administrative Expenses. The decrease in general and administrative expenses in the first nine months of 2007 is primarily due to the absence in the first nine months of 2007 of integration costs of $0.7 million associated to the Aircast and Axmed acquisitions and $0.2 million of headquarter move costs which were included in the first nine months of 2006.

Research and Development Expenses. The decrease in research and development expenses for the first nine months of 2007 compared to the first nine months of 2006 is primarily due to the absence in first nine months of 2007 of headquarter move costs of approximately $0.2 million which were included in the first nine months of 2006.

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

Merger Costs. Merger costs of $2.5 million incurred in the third quarter of 2007 consist of certain costs related to the proposed merger with ReAble Therapeutics Finance LLC.

Income from Operations. Set forth below is income from operations information for our reporting segments (in thousands):

	Nine Months Ended
	September 29, 2007	% of Net Revenues	September 30, 2006	% of Net Revenues	Increase (Decrease)	% Increase (Decrease)
Domestic Rehabilitation	$24,821	11.3	$30,310	15.4	$(5,489)	(18.1)
Regeneration	16,538	29.6	10,560	22.0	5,978	56.6
International	18,396	23.2	8,851	15.3	9,545	107.8
Income from operations of reportable segments	59,755	16.8	49,721	16.5	10,034	20.2
Expenses not allocated to segments	(14,965)	(4.2)	(12,869)	(4.3)	(2,096)	16.3
Consolidated income from operations	$44,790	12.6	$36,852	12.2	$7,938	21.5

The decrease in income from operations for our Domestic Rehabilitation segment is due to increased net revenues and gross profit being more than offset by increased sales and marketing expenses as discussed above. The increase in income from operations for our Regeneration and International segments is due primarily to increased net revenues and gross profit.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $16.9 million in the first nine months of 2007 compared to $15.7 million in the fist nine months of 2006. Interest expense, net of interest income, increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to an increase in our outstanding long-term debt balances in April 2006 to finance the Aircast acquisition.

Other Income, Net. Other income for the first nine months of 2007 primarily reflects net foreign exchange transaction gains. Other income for the first nine months of 2006 reflects net foreign exchange transaction gains, offset by a write-off of costs related to potential acquisition that was abandoned in the first quarter of 2006.

Provision for Income Taxes. Our estimated worldwide effective tax rate was 44.6% for the first nine months of 2007 compared to 45.7% for the first nine months of 2006. Our worldwide effective tax rate increased in connection with our adoption of SFAS No. 123(R) as of January 1, 2006. The stock-based compensation expense recorded in accordance with SFAS No. 123(R) results in a related tax benefit rate of only 31.4% and 22.0% for the first nine months of 2007 and 2006, respectively, due to the mix of our outstanding and unvested incentive stock options and non-qualified stock options.

Net Income. Net income was $16.1 million for the first nine months of 2007 compared to net income of $11.6 million for the first nine months of 2006 as a result of the changes discussed above.

Liquidity and Capital Resources

Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs. Total indebtedness at September 29, 2007 was $285.5 million. Total cash and cash equivalents were $11.9 million at September 29, 2007.

Net cash provided by operating activities was $47.5 million and $37.0 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The net cash provided by operations in the first nine months of 2007 primarily reflected positive operating results offset by an increase in net accounts receivable of $6.1 million and $2.5 million of merger costs consisting of transaction costs to close the proposed merger with ReAble Therapeutics Finance LLC. As required by SFAS No. 123(R), our cash flow provided by operating activities for the nine months ended September 29, 2007 is shown net of $1.8 million of excess tax benefits from stock options exercised, the amount deemed to be realized for tax purposes. These excess tax benefits are included in cash flows provided by financing activities for the nine months ended September 29, 2007. The net cash provided by operations in the first nine months of 2006 primarily reflected positive operating results offset by an increase in net accounts receivable and net inventories and payments made in connection with the integration of our recently acquired businesses.

Cash flows used in investing activities were $9.6 million and $327.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Cash used in investing activities for the first nine months of 2007 included $1.2 million used for a final payment related to our January 2006 acquisition of Axmed, $4.8 million used for additional costs related to the acquisition of Aircast, $1.5 million used for the Full90 convertible note investment discussed in Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1, $5.5 million used for capital expenditures offset by $3.4 million in proceeds from the disposal of  the Aircast manufacturing facility which we vacated in connection with the integration of the Aircast business. Cash used in investing activities for the first nine months of 2006 included $16.3 million used for the acquisition of Axmed, $297.3 million used for the acquisition of Aircast, and $12.5 million used for capital expenditures. Capital expenditures for the nine months ended September 30, 2006 included $7.7 million related to tenant improvements and equipment for our corporate headquarters and the expansion of our Indianapolis distribution center.

Cash flows (used in) provided by financing activities were ($33.6) million and $292.4 million for the nine months ended  September 29, 2007 and September 30, 2006, respectively. In the first nine months of 2007, the cash used in financing activities included $41.8 million used to pay down long-term debt, offset by $5.3 million of net proceeds received from the exercise of stock options, $1.0 million received from the issuance of stock under our Employee Stock Purchase Plan and $1.8 million of excess tax benefits from stock options exercised. In the first nine months of 2006, the cash provided by financing activities included $286.8 million of net proceeds from long-term debt, $11.1 million of net proceeds received from the exercise of stock options and $0.9 million from the issuance of stock under our Employee Stock Purchase Plan.

Contractual Obligations and Commercial Commitments

In April 2006, we entered into a credit agreement with a syndicate of lenders and with Wachovia Bank, National Association, as administrative agent, to finance the Aircast acquisition and repay amounts outstanding under our previous credit agreement. The credit agreement provided for total borrowings of $400 million, consisting of a term loan of $350 million, which was fully drawn at closing and up to $50 million available under a revolving credit facility. As of September 29, 2007, the balance outstanding under the term loan was $285.5 million and $49.2 million was available under the revolving credit facility, net of $0.8 million of outstanding letters of credit. Under the credit agreement, up to $25 million of outstanding borrowings may be denominated in British Pounds or Euros.

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

Interest Rate Swap Agreement. In connection with our credit agreement, in April 2006 we entered into an interest rate swap agreement with Wachovia Bank for a notional amount of $250 million of the term loan. The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years. Accordingly, with respect to a beginning notional amount of $250 million of the term loan, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap. The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected future cash flows. As of September 29, 2007, the outstanding notional amount of the interest rate swap was $250 million. Effective July 11, 2007, the notional amount of the swap was reduced to $187.5 million. Our interest rate swap qualifies as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS No. 133, the fair market value of the swap at September 29, 2007 was recorded as a long-term liability, with the change in such fair value accounted for in accumulated other comprehensive income (loss) included in the stockholders’ equity in the accompanying consolidated balance sheet. The weighted average interest rate applicable to our total borrowings as of September 29, 2007 was 6.87%. In October 2007, in anticipation of the repayment of all amounts outstanding under our credit agreement in connection with the completion of our pending merger with ReAble Therapeutics Finance LLC, we paid $2.1 million to terminate our interest rate swap agreement.

Repayment. We were initially required to make quarterly principal payments of $0.9 million on the term loan, beginning in June 2006. The balance of the term loan, if any, is due in full on April 7, 2013. In the nine months ended September 29, 2007 we made $41.8 million of prepayments on the term loan. Under the credit agreement, prepayments are applied to reduce outstanding principal balance in direct order of maturity to payments scheduled over the twelve months following the prepayment and thereafter to remaining scheduled principal payments on a prorated basis. Accordingly, no principal payments will be required until September 2009 and such payments have been reduced to $0.7 million per quarter. Any borrowings under the revolving credit facility are due in full on April 7, 2012. We are also required to make annual mandatory prepayments on the term loan in an amount equal to 50% of our excess cash flow if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00. Excess cash flow represents our net income adjusted for extraordinary gains or losses, depreciation, amortization and other non-cash charges, changes in working capital, changes in deferred revenues, payments for capital expenditures and permitted acquisitions and repayment of certain indebtedness. In addition, the term loan is subject to mandatory prepayments in an amount equal to (a) 100% of the net cash proceeds of certain debt issuances by us; (b) 50% of the net cash proceeds of certain equity issuances by us if our ratio of total debt to consolidated EBITDA exceeds 2.50 to 1.00; (c) 100% of the net cash proceeds of certain insurance, condemnation awards or other compensation in respect to any casualty event; and (d) 100% of the net cash proceeds of certain asset sales or other dispositions of property by us, in each case subject to certain exceptions. We were not required to make any mandatory prepayments for 2006 or the first nine months of 2007.

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

Covenants. Our credit agreement imposes certain restrictions on us, including restrictions on the ability to incur indebtedness, incur or guarantee obligations, prepay other indebtedness or amend other debt instruments, pay dividends or make other distributions (except for certain tax distributions), redeem or repurchase equity, make investments, loans or advances, make acquisitions, engage in mergers or consolidations, change the business conducted by us and our subsidiaries, make capital expenditures, grant liens, sell assets and engage in certain other activities. Our credit agreement requires us to maintain: a ratio of total debt to consolidated EBITDA of no more than 3.50 to 1.00 and gradually decreasing to 2.50 to 1.00 for the first quarter of 2010 and thereafter; and a ratio of consolidated EBITDA to fixed charges of at least 1.50 to 1.00. Material violations of these covenants and restrictions, or the payment terms described above, can result in an event of default and acceleration of the entire indebtedness. We were in compliance with all covenants as of September 29, 2007.

Debt issuance costs. In 2006, we capitalized debt issuance costs of approximately $6.4 million in association with our credit agreement, which will be amortized over the term of the agreement. Remaining debt issuance costs of $4.9 million, net of accumulated amortization, were included in the accompanying balance sheet at September 29, 2007.

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

As of September 29, 2007, we had available liquidity of approximately $11.9 million in cash and cash equivalents and $49.2 million available under our revolving credit facility, net of $0.8 million of outstanding letters of credit. For the remainder of 2007, we have or expect to spend total cash of approximately $13.0 million for the following requirements:

•                  up to approximately $4.9 million for estimated interest payments on our credit facility;

•                  approximately $2.1 million to terminate our interest rate swap agreement;

•                  approximately $2.0 million scheduled payments for noncancellable operating leases; and

•                  up to approximately $4.0 million for capital expenditures.

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

Following a scheduled reduction in the notional amount of our interest rate swap agreement in October 2007, we have $98.0 million of variable rate debt represented by borrowings under our credit facility which are not covered by the interest rate swap agreement. Based on the balance of the variable rate debt outstanding under the credit facility as of September 29, 2007, an immediate change of one percentage point in the applicable interest rate would have caused an increase or decrease in interest expense of approximately $1.0 million on an annual basis. At September 29, 2007, up to $49.2 million of variable rate borrowings were available under our $50.0 million revolving credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy, we do not enter into derivative or other financial investments for trading or speculative purposes. In April 2006, in connection with our credit agreement, we entered into an interest rate swap agreement for a notional amount of $250 million of the term loan. The interest rate swap agreement converts the variable LIBOR rate to a fixed LIBOR rate of 5.29% for a term of five years. Accordingly, with respect to a beginning notional amount of $250 million, our interest rate is fixed at 6.79% (5.29% plus applicable margin of 1.50%) for the term of the swap. The notional amount of $250 million is scheduled to amortize to zero over the term of the swap in proportion to expected cash flows. As of September 29, 2007, the outstanding notional amount of the interest rate swap was $187.5 million. Effective July 11, 2007, the notional amount of the swap was reduced to $187.5 million. For the quarter and nine months ended September 29, 2007, the change in fair value of the swap was accounted for as an increase in accumulated other comprehensive income (loss) included in stockholders’ equity in the accompanying consolidated balance sheet. In October 2007, in anticipation of the repayment of all amounts outstanding under our credit agreement in connection with the completion of our pending merger with ReAble Therapeutics Finance LLC, we paid $2.1 million to terminate our interest rate swap agreement.

Through our wholly owned international subsidiaries, we sell products in several foreign currencies, primarily Euros, Pounds Sterling and Canadian Dollars. The U.S. dollar equivalent of our international sales denominated in foreign currencies in the first quarters of 2007 and 2006 were favorably impacted by foreign currency exchange rate fluctuations with the weakening of the U.S. dollar against the foreign currencies of our subsidiaries. The U.S. dollar equivalent of the related costs denominated in these foreign currencies was unfavorably impacted during the same period. In addition, the costs associated with our Mexico-based manufacturing operations are incurred in Mexican pesos. As we continue to distribute and manufacture our products in selected foreign countries, we expect that future sales and costs associated with our activities in these markets will continue to be denominated in the applicable foreign currencies, which could cause currency fluctuations to materially impact our operating results. Occasionally we seek to reduce the potential impact of currency fluctuations on our net income through hedging transactions. As of September 29, 2007, we had outstanding hedges in the form of forward contracts to purchase Mexican pesos aggregating a U.S. dollar equivalent of $15.8 million. As of September 29, 2007, we had an unrealized foreign currency gain of $0.2 million related to these contracts.

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

Pending Stockholder Litigation

On August 31, 2007 and September 6, 2007, two purported shareholder class action lawsuits were filed in California Superior Court, in the County of San Diego, on behalf of our public stockholders, challenging our proposed merger with Parent. The court ordered the two lawsuits consolidated for all purposes on September 21, 2007. The court further ordered that plaintiffs file a consolidated amended complaint as soon as practicable, and that the defendants need not respond to either of the two original complaints.

The two original complaints named us, ReAble Therapeutics, Inc., an affiliate of Parent, and the current members of our board of directors as defendants. One of the original complaints also named Blackstone as a defendant. The two substantially similar original complaints alleged, among other things, that the individual defendants breached their fiduciary duties of care, good faith and loyalty by approving the proposed merger with an allegedly inadequate price, without adequately informing themselves of the Company’s highest transactional value, and without adequately marketing the company to other potential buyers. The original complaints also alleged that the individual defendants and the Company failed to make full and adequate disclosures in the preliminary proxy statement regarding the proposed merger. The original complaints pray for, among other things, class certification, declaratory relief, an injunction of the proposed merger or a rescission order, corrective disclosures to the proxy statement, damages, interest, attorneys’ fees, expert fees and other costs; and such other relief as the court may find just and proper.

Discovery is ongoing and the parties have stipulated to a November 2, 2007 hearing on plaintiffs’ preliminary injunction motion, and a related briefing schedule. We believe that the lawsuit is without merit and intend to vigorously oppose it.

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

•                  the outcome of the legal proceedings instituted against us following announcement of entering into the Merger Agreement;

•                  the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to completion of the merger;

•                  the failure of Parent or Merger Sub to obtain the necessary financing arrangements set forth in commitment letters received in connection with the proposed merger;

•                  the payment of a significant break-up fee or expense reimbursement if the merger is not completed under certain circumstances;

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

Our OfficeCare sales channel maintains an inventory of products (mostly soft goods) on hand at orthopedic practices for immediate distribution to patients. In our Insurance channel, we provide products, principally custom-made rigid knee braces, directly to patients. In both situations, we bill patients or their third-party payors after the product is provided to the patient. We outsource the revenue cycle of these channels, from billing to collections, to an independent third-party contractor. Our outsource contractor has undergone significant changes in their business operations in the last two years, including locating some administrative functions overseas, in order to improve performance from order entry to collections. We are also working closely with them to upgrade the software system used in these revenue cycle processes. The inability of this provider to upgrade its processes and demonstrate improved billing and collection results could have an adverse effect on our operations and financial results in the OfficeCare and Insurance channels.

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

We may be unable to remain competitive if we fail to develop, license or acquire and market new products and product enhancements. In addition, if any of our new or enhanced products contain undetected errors or design defects, especially when first introduced, our ability to market these products could be substantially delayed, resulting in lost revenues, potential damage to our reputation and/or delays in obtaining acceptance of the product by orthopedic and spine surgeons and other healthcare professionals.

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

•                  the direct distribution of our products in foreign countries, which have more seasonality than the U.S.;

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

We are also subject to other risks inherent in international operations such as political and economic conditions, foreign regulatory requirements, exposure to different legal requirements and standards, exposure to different approaches to treating injuries, potential difficulties in protecting intellectual property, import and export restrictions, increased costs of transportation or shipping, currency fluctuations, difficulties in staffing and managing international operations, labor disputes, difficulties in collecting accounts receivable and longer collection periods and potentially adverse tax consequences. For example, in Germany, our largest foreign market, orthopedic professionals began re-using our bracing devices on multiple patients during 2004, which has adversely impacted our sales of these devices in this market since 2004. As we continue to expand our international business, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. If we are unable to do so, these and other factors may have an adverse effect on our international operations.

The direct distribution of our products in selected foreign countries involves financial and operational risks.

Since 2002, we have been implementing a strategy to selectively replace our third-party international distributors with wholly owned distributorships, and in 2006 we increased the portion of our revenues derived from international customers to over 20% as a result of the Axmed and Aircast acquisitions and growth generally in international markets. We have subsidiaries in several foreign countries and plan to continue to expand our international business. Our foreign activities require experienced management in each subsidiary who are familiar with the market dynamics in the particular country and overall operational, financial, administrative and sales management to oversee the international business. We added significant capability in this regard during 2006, but are still in the process of adding certain of the management resources we need. We also are in the process of identifying and securing additional financial and operational controls for the international business. We cannot assure you that we will be able to successfully complete our international management team on a timely basis or secure and maintain adequate organizational controls in our foreign operations or that our international strategy will result in increased revenues or profitability.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technology or products is alleged to have resulted in adverse effects. We have, from time to time, been subject to product liability claims. In addition, we have operated a Knee Guarantee program since 2001 in relation to our Defiance knee brace. The Knee Guarantee program will, in specified instances, cover a patient’s insurance deductible up to $1,000, or give uninsured patients $1,000, towards surgery should an ACL re-injury occur while wearing the brace. In 2003, the Technology You Can Trust program was introduced in connection with our BGS products. If a patient has a nonunion fracture that fails to heal while using a BGS product, the Technology You Can Trust program will, if the patient meets the specified requirements of the program, refund the costs for treatment using the BGS product. Claims under the Technology You Can Trust program were not material and the program was terminated.

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

Our facilities and operations are subject to federal, state and local environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances to the air, water, and land, the handling, storage and disposal of wastes and the cleanup of properties affected by pollutants. In the future, federal, state, local or foreign governments could enact new or more stringent laws or issue new or more stringent regulations concerning environmental and worker health and safety matters that could affect our operations. We became the owner of a New Jersey factory as a result of the Aircast acquisition and that factory is the site of an environmental clean-up project that is currently being performed by a prior owner. We sold that factory in August 2007. Also, contamination may be found to exist at our other current, former or future facilities, including the facility in Tempe, Arizona that we occupied following the Regeneration acquisition, or off-site locations where we have sent wastes. We could be held liable for such contamination, which could have a material adverse effect on our business or financial condition. In addition, changes in environmental and worker health and safety requirements or liabilities from newly discovered contamination could have a material effect on our business or financial condition.

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

In many of the foreign countries in which we market our products, we are subject to extensive regulations essentially the same as those of the FDA, including those in Germany, our largest foreign market. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the twenty-seven member states of the European Union, as well as Iceland, Liechtenstein and Norway. The Council of the European Union (formerly the Council of the European Communities) and the Council of the European Parliament have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices to ensure that medical devices marketed are safe and effective for their intended uses. The member states of the European Economic Area have implemented the directives into their respective national law. Medical devices that comply with the conformity requirements of the national provisions and the directives will be entitled to bear a CE marking. Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area. Switzerland also allows the marketing of medical devices that bear a CE marking. Due to the movement towards harmonization of standards in the European Union and the expansion of the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. Failure to receive, or delays in the receipt of, relevant foreign qualifications, such as the CE marking, could have a material adverse effect on our international operations.

Legislative or regulatory initiatives and reforms could adversely impact our business.

In both the United States and certain international markets, there have been a number of legislative and regulatory initiatives and changes, such as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the Food and Drug Administration Amendments Act of 2007, which could and have altered the healthcare system in ways that could impact our ability to sell our medical devices profitably. Recent, widely-publicized events concerning the safety certain drug, food and medical device products have raised concerns among members of Congress, medical professionals, and the public regarding the FDA’s handling of these events and its perceived lack of oversight over regulated products. The increased attention to safety and oversight issues could result in, among other things, new and more burdensome legal and regulatory requirements or a more cautious approach by the FDA to device clearances and approvals and post-market compliance, which could prevent, delay clearance or approval of our new products or product modifications, or require us to expend additional resources on post-market studies and controls.

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

Audits or denials of our claims by government agencies as well as failure to comply with governmental purchasing programs’ pricing practices and/or contract requirements could reduce our revenues or profits.

As part of our business structure, we submit claims directly to and receive payments directly from the Medicare and Medicaid programs, as well as other governmental payors, such as military and veterans’ healthcare programs. Therefore, we are subject to extensive government regulation, including requirements for maintaining certain documentation to support our claims. Medicare contractors, Medicaid agencies and government contracting agencies periodically conduct pre- and post-payment review and other audits of claims, and are under increasing pressure to scrutinize more closely healthcare claims and supporting documentation generally. We periodically receive requests for documentation during governmental audits of individual claims either on a pre-payment or post-payment basis. As a result of such audits, we may be subject to requests for refunds. We cannot assure you that such reviews and/or other audits of our claims will not result in material delays in payment, material recoupments or denials and fines or penalties, any of which could reduce our revenues or profits.

Additionally, we participate in the Federal government’s supply schedule program for medical equipment, whereby we contract with the government to supply certain of our products. Participation in this program requires us to follow certain pricing practices and other contract requirements. Failure to comply with such pricing practices and/or other contract requirements could result in delays in payment, fines or penalties, which could reduce our revenues or profits.

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

With the passage of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Modernization Act, a number of changes have been mandated that affect Medicare payment methodology and conditions for coverage for our orthotic devices and durable medical equipment, including our bone growth stimulators. These changes include a freeze in reimbursement levels for certain medical devices from 2004 through 2008, competitive bidding requirements, new clinical conditions for payment and quality standards. The changes affect our products generally, although specific products may be affected by some but not all of the Modernization Act’s provisions. CMS has proposed, for instance, that our Class III bone growth stimulator devices be subject to the freeze in reimbursement levels for 2007 and 2008. If finalized, Class III devices such as our bone growth stimulator product would not receive an increase in reimbursement levels under Medicare. Class III bone growth stimulator devices, however, are not subject to competitive bidding. The Modernization Act, however, does subject off-the-shelf orthotic devices to competitive bidding. The Modernization Act requires competitive bidding to be implemented in phases, with the initial phase now scheduled to begin on July 1, 2008. The bidding process for this initial phase of competitive bidding closed on September 25, 2007. Under competitive bidding, Medicare will change its approach to reimbursing certain items and services of durable medical equipment, orthotics, prosthetics and supplies covered by Medicare from the current fee schedule amount to an amount established through a bidding process between the government and suppliers. Competitive bidding may reduce the number of suppliers providing certain items and services to Medicare beneficiaries and the amounts paid for such items and services. Also, Medicare payments in regions not subject to competitive bidding may be reduced using payment information from regions subject to competitive bidding. Any payment reductions or the inclusion of certain of our orthotic devices in competitive bidding, in addition to the other changes to Medicare reimbursement and standards contained in the Modernization Act, could have a material adverse effect on our results of operations.

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

Medicare regulations require entities or individuals submitting claims and receiving payment to obtain a supplier number, which in turn is predicated on compliance with a number of supplier standards. Under the Modernization Act, any entity or individual that bills Medicare for durable medical equipment, such as bone growth stimulators and orthotics and that has a supplier number will also be subject to new quality standards as a condition of receiving payment from the Medicare program. On August 14, 2006, CMS finalized its supplier quality standards, and in November 2006, CMS published a list of recognized independent accreditation organizations that may accredit suppliers as meeting the quality standards. We were required to become accredited to continue to bill Medicare as a supplier. We have completed the process of becoming accredited.

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

The federal government has significantly increased investigations of medical device manufacturers with regard to alleged kickbacks and other forms of remuneration to physicians who use and prescribe their products. Such investigations often arise based on allegations of violations of the Federal Anti-Kickback Statute. Recently, the United States Attorney’s Office has entered into Deferred Prosecution Agreements (DPA) with four of five large companies in the orthopedics industry providing for settlement of alleged criminal violations of Federal Anti-Kickback Statute. The DPAs require significant remediation and cooperation with federal authorities and continued compliance with the relevant federal statutes, including, the appointment of an independent monitor selected by the government to evaluate and monitor each company’s compliance with the DPA, the strengthening of the internal corporate compliance function, specific limitations on and approval procedures for all consulting agreements with healthcare professionals and the entry into five year Corporate Integrity Agreements.

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

In order to finance the purchase price of the Aircast acquisition and to cover related acquisition costs as well as repay our existing bank debt, we entered into a new credit facility on April 7, 2006, consisting of a term loan of $350 million which was fully drawn at closing and up to $50 million available under a revolving credit facility. Following the transaction, we are a much more highly leveraged company, and our flexibility in conducting business operations and continuing to invest in growth opportunities could be reduced as a result of this increased indebtedness. Our increased indebtedness could limit our ability to obtain future additional financing we may need to fund future working capital, capital expenditures, product development or acquisitions. As of September 29, 2007, the balance outstanding under the term loan was $285.5 million and $49.2 million was available under the revolving credit facility, net of outstanding letters of credit.

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

10.1	Form of Change in Control Severance Agreement entered into with Chief Executive Officer (Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 25, 2007)

10.2	Form of Change in Control Severance Agreement entered into with other Named Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 25, 2007)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.0+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

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

DJO INCORPORATED
(Registrant)

Date: October 29, 2007	BY:	/s/ Leslie H. Cross
Leslie H. Cross
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2007	BY:	/s/ Vickie L. Capps
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

10.1	Form of Change in Control Severance Agreement entered into with Chief Executive Officer (Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 25, 2007)

10.2	Form of Change in Control Severance Agreement entered into with other Named Executive Officers (Incorporated by reference to the Registrant’s Report on Form 8-K filed on September 25, 2007)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.0+*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith

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